Form 10-Q
period 1995-03-31
ALLIS CHALMERS CORP
filed 1995-05-12
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


           Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                    39-0126090
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


        Box 512, Milwaukee, Wisconsin                         53201-0512
   (Address of principal executive offices)                   (Zip code)


                                (414)475-2000
               Registrant's telephone number, including area code



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes   X
    No

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
   plan confirmed by a court.  Yes   X   No

   At May 1, 1995 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS

                                               Three Months Ended
                                                    March 31
                                                1995          1994
                                           (thousands, except per share)

   Sales                                      $   769     $   733
   Cost of sales                                  587         555
                                              -------     -------
       Gross Margin                               182         178

   Marketing and administrative expense           368         311
                                              -------     -------

       Loss from Operations                      (186)       (133)
                                              -------     -------
   Other income (expense)
      Interest income                              27          25
      Interest expense                             (8)        (51)
      Other                                      (265)       (157)
                                              -------     -------
        Loss from Continuing Operations
          Before Income Taxes                    (432)       (316)
   Charge in lieu of income taxes                   -           -
                                              -------     -------
        Loss from Continuing Operations          (432)       (316)

   Discontinued Operations:
   Loss from Operations of molded fabric
     products division                              -         (13)
                                              -------     -------
       Net Loss                               $  (432)    $  (329)
                                               ======      ======

   Loss per Common Share
       Continuing Operations                   $  (.43)    $  (.32)
       Discontinued Operations                       -        (.01)
                                               =======     =======
       Net Loss per Common Share               $  (.43)    $  (.33)
                                               =======      ======


                        STATEMENT OF ACCUMULATED DEFICIT

           Three Months Ended March 31          1995        1994
                                                 (thousands)

   Accumulated deficit - beginning of year   $(6,570)    $(2,396)
   Net loss                                     (432)       (329)
                                             -------     -------
   Accumulated deficit - March 31            $(7,002)    $(2,725)
                                             =======     =======


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                               March 31,   December 31,
                                                 1995          1994
                                                     (thousands)
   Assets

   Cash and short-term investments             $ 2,166     $ 2,225
   Trade receivables, net                          516         388
   Notes receivable                                365         368
   Non-trade receivables                           382         413
   Inventories, net                                101          94
   Other current assets                             95         185
                                               -------     -------
          Total Current Assets                   3,625       3,673

   Net property, plant and equipment               895         923
                                               -------     -------
          Total Assets                         $ 4,520     $ 4,596
                                                ======      ======

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt        $    39     $    20
   Trade accounts payable                          159         201
   Accrued employee benefits                       151         121
   Accrued pension liability                       205           -
   Reserve for legal expenses                      275         275
   Other current liabilities                       372         325
                                                ------     -------
          Total Current Liabilities              1,201         942

   Accrued pension liability                     9,289       9,228
   Accrued postretirement benefit
    obligations                                  1,040       1,046
   Long-term debt                                  321         279

   Shareholders' deficit
     Common stock, ($.15 par value,
      authorized 2,000,000 shares, outstanding
      1,003,028 at December 31, 1994 and
      December 31, 1993)                           152         152
     Capital in excess of par value              8,155       8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated on
      December 2, 1988)                         (7,002)     (6,570)
     Pension liability adjustment               (8,636)     (8,636)
                                               -------     -------
          Total Shareholders' Deficit           (7,331)     (6,899)

   Commitments and contingent liabilities            -           -
                                               -------     -------
          Total Liabilities and
           Shareholders' Deficit               $ 4,520     $ 4,596
                                                 =====       =====


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                               Three Months Ended
                                                     March 31
                                                 1995         1994
                                                   (thousands)

   Cash flows from operating activities:
     Net loss                                 $  (432)   $  (329)
     Adjustments to reconcile net loss to
       net cash provided (used) by operating
       activities:
         Depreciation and amortization             32         31
         Charge in lieu of income taxes             -          -
         Change in working capital:
           Increase in accounts receivable,
             net                                  (95)       (28)
           Increase in inventories                 (7)       (77)
           (Decrease) increase in trade
             accounts payable                     (42)        62
           Increase (Decrease) in other
            current items                         167       (152)
         Net change in working capital of
          discontinued operations                   -          3
         Pension expense                          267        160
         Other                                     (6)        (1)
                                               ------     ------
           Net cash (used) by operating
            activities                           (116)      (331)

   Cash flows from investing activities:
     Capital expenditures                          (4)        (2)

   Cash flows from financing activities:
     Net proceeds from issuance of
       long-term debt                              67          -
     Payment of long-term debt                     (6)       (47)
                                              -------    -------
           Net cash provided (used) by
            financing activities                   61        (47)
                                              -------     ------
   Net (decrease) in cash and short-term

    investments                                   (59)      (380)

   Cash and short-term investments at
    beginning of period                         2,225      2,173
                                              -------    -------
   Cash and short-term investments at
    end of period                             $ 2,166    $ 1,793
                                               ======     ======
   Supplemental information - interest paid   $     8    $    53
                                              =======    =======



   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   NOTES TO FINANCIAL STATEMENTS

   NOTE 1 - ACCOUNTING POLICIES
   This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's 1994 Annual Report.

   All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of Allis-Chalmers operating results for a full year.

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN
   Effective January 1, 1994 the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan is underfunded on a present value basis by approximately $9.5 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Cash contributions, required to eliminate this underfunding, are required starting in 1996. Contributions are projected to be $2.5 million in 1996, $3.1 million in 1997 and $8.1 million in 1998. Given the inability of the Company to fund such an obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the Pension Benefit Guaranty Corporation in excess of the current net worth of the Company.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the first quarter of 1995 totaled $769,000 from continuing operations, a slight increase from $733,000 in the first quarter of 1994. Continuing operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

   Gross margin, as a percentage of sales from continuing operations, was 24% in the first quarter of 1995, equal to the percentage in 1994.

   Marketing and administrative expense associated with continuing operations was $368,000 in the first quarter of 1995 compared with $311,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Interest income was from earnings on cash and marketable securities and was approximately equal in the first quarter of each year.

   Interest expense relates mainly to a real estate loan, the proceeds of which were used in 1990 to purchase the shop and office building from which HDS operates in Houston, Texas. Compared with the prior year, interest expense is lower as a result of the retirement in October 1994 of the term loan used for the acquisition of BRB Industries (BRB) in 1989.

   Other expense was $265,000 in the first quarter of 1995 which consisted of pension cost on the unfunded liability of approximately $9.5 million associated with the Allis-Chalmers Consolidated Pension Plan (Consolidated
   Plan).  Pension cost in the first quarter of 1994 was $160,000.

   The Company incurred a loss from continuing operations of $432,000, or $.43 per common share, in the first quarter of 1995 compared with a loss from continuing operations of $316,000, or $.32 per common share, in the same period of 1994. For the first three months of 1995, the Company incurred a net loss of $432,000, or $.43 per common share, compared with a net loss of $329,000, or $.33 per common share, in 1994. The 1994 net loss included a loss from discontinued operations of $13,000 or $.01 per common share.

   Financial Condition and Liquidity

   Cash and marketable securities totaled $2.2 million at March 31, 1995 compared with $2.2 million at December 31, 1994.

   Trade receivables at March 31, 1995 were $516,000, reflecting an increase from the December 31, 1994 level of $388,000.

   Notes receivable were $365,000 at March 31, 1995, representing a portion of the proceeds from the sale of the BRB division in September, 1994.

   Non-trade receivable was $382,000 at March 31, 1995. This receivable represents proceeds from the sale of BRB.

   Inventory at March 31, 1995, was $101,000, up slightly from $94,000 at year end 1994.

   The A-C Reorganization Trust, pursuant to the Plan of Reorganization, funds all costs incurred by Allis-Chalmers which relate to implementation of the Plan of Reorganization, thus avoiding additional demands on the liquidity of the Company. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

   In 1988, the Plan of Reorganization provided for the contribution of $53.8 million to the Company's then-existing 11 salaried and inactive hourly pension plans. This funding, in addition to the then-existing assets in the pension plans, was used to establish a high-grade fixed income securities portfolio. The market value of the portfolio assets was matched to the present value of the expected pension benefits and administrative expenses of the plans in a way intended to make the pension fund immune from interest rate fluctuations, thus substantially eliminating the need for future Company contributions. Effective January 1, 1989 the 11 remaining Allis-Chalmers pension plans were consolidated into a single plan, the Consolidated Plan. Pursuant to its obligations under the Plan of Reorganization, the Company continues as the plan sponsor for the Consolidated Plan.

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan have, as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses have been slightly in excess of assumed levels. The Company was advised by its independent actuaries that effective January 1, 1994 it was required to reflect such decreased mortality for funding calculation purposes. This change in the mortality assumptions and an increase in the assumption for future administrative expenses have created an underfunded condition in the Consolidated Plan of approximately $9.5 million on a present value basis.

   This underfunded condition in the Consolidated Plan requires the Company to make significant cash contributions to the Consolidated Plan pursuant to ERISA minimum funding requirements starting in 1996. Required contributions are projected to be $2.5 million in 1996, $3.1 million in 1997 and $8.1 million in 1998. The inability of the Company to fund such an obligation will likely lead to a termination of the Consolidated Plan with the consequence of a liability to the Pension Benefit Guaranty Corporation (PBGC) in excess of the net worth of the Company.

   As previously reported, if the Company is unable to reach an acceptable arrangement with the PBGC concerning the Company's funding obligation or to raise additional capital, it will have to evaluate its alternatives, which include, among others, another bankruptcy filing.

   The Environmental Protection Agency (EPA) and certain state environmental protection agencies have requested information in connection with eleven potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with seven additional sites. The EPA's claims with respect to one site were withdrawn in 1994 based upon settlements reached with the EPA in the bankruptcy proceeding. In addition, eight third parties have asserted that Allis-Chalmers is liable for cleanup costs or associated EPA fines in connection with seven additional sites. In one of these instances a former site operator has joined Allis-Chalmers and 47 other potentially responsible parties as a third-party defendant in a lawsuit involving cleanup of one of the sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

   The Company's principal sources of cash include earnings from the operations of HDS, payments on the notes and non-trade receivables due from the sale of BRB and interest income on marketable securities. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and management believes that the Company will continue to use a substantial portion of its cash balances over the remainder of 1995.

   On September 22, 1994, the Company sold substantially all of the assets and certain liabilities of BRB. While the long-term impact of the sale on the financial condition of the Company cannot be determined, the sale initially resulted in a slight improvement in the liquidity of the Company.

   The necessity to assure liquidity emphasizes the need for the Company to continue in a prudent manner its search for appropriate acquisition candidates in order to increase the Company's operating base and generate positive cash flow.



   PART II.  OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

   The Company is a party to litigation matters and claims which are normal in the course of its operations, and, the results of litigation and claims cannot be predicted with certainty. Excluding any potential claims relating to the Company's failure to make the required contributions to the Consolidated Plan described herein, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position. See Item 2 "Management's Discussion and Analysis."


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

	(27) - Financial Data Schedule

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the first quarter of 1995.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Allis-Chalmers Corporation
                                                  (Registrant)



                                           /s/ Robert M. Qualls
                                           Robert M. Qualls
                                           Vice President and
                                           Chief Financial Officer

   May 10, 1995

                                  Exhibit Index


   Exhibit No.            Description

      (27)            Financial Data Schedule