Form 10-Q
period 1995-06-30
ALLIS CHALMERS CORP
filed 1995-08-04
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

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

   At July 19, 1995 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS

                                     Three Months Ended    Six Months Ended
                                           June 30              June 30

                                       1995     1994      1995      1994
                                          (thousands, except per share)

   Sales                             $   853  $ 1,041   $ 1,622  $ 1,774
   Cost of sales                         592      682     1,179    1.237
                                     -------  -------   -------  -------
       Gross Margin                      261      359       443      537

   Marketing and administrative
    expense                              374      348       742      659
                                     -------  -------   -------  -------

       Income (Loss) from Operations    (113)      11      (299)    (122)

   Other income (expense)
      Interest income                     38       28        65       53
      Interest expense                   (11)     (58)      (19)    (109)
      Other                             (274)    (157)     (539)    (314)
                                     -------  -------   -------  -------
        Loss from Continuing
          Operations Before
          Income Taxes                  (360)    (176)     (792)    (492)
   Charge in lieu of income taxes          -        -         -        -
                                     -------  -------   -------  -------

        Loss from Continuing
          Operations                    (360)    (176)     (792)    (492)

   Discontinued Operations:
   Loss from Operations of molded
     fabric products division              -     (137)        -     (150)
                                     -------  -------   -------  -------
       Net Loss                      $  (360) $  (313)  $  (792) $  (642)
                                     =======  =======   =======  =======
   Loss per Common Share
       Continuing Operations         $  (.35) $  (.17)  $  (.78) $  (.49)
       Discontinued Operations                   (.14)        -     (.15)
                                     -------  -------   -------  -------
       Net Loss per Common Share     $  (.35) $  (.31)  $  (.78) $  (.64)
                                     =======  =======   =======  =======


                        STATEMENT OF ACCUMULATED DEFICIT

                        Six Months Ended June 30         1995    1994
                                                          (thousands)

   Accumulated deficit -
    beginning of year                                   $(6,570) $(2,396)
   Net loss                                                (792)    (642)
                                                        -------  -------
   Accumulated deficit - June 30                        $(7,362) $(3,038)
                                                        =======  =======


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                                June 30,   December 31,
                                                 1995          1994
                                                     (thousands)
   Assets

   Cash and short-term investments             $ 2,154     $ 2,225

   Trade receivables, net                          344         388
   Notes receivable                                335         368
   Non-trade receivables                           333         413
   Inventories, net                                124          94
   Other current assets                            356         185
                                               -------     -------
          Total Current Assets                   3,646       3,673

   Net property, plant and equipment               898         923
                                               -------     -------
          Total Assets                         $ 4,544     $ 4,596
                                                ======     =======

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt        $    40     $    20
   Trade accounts payable                          137         201
   Accrued employee benefits                       148         121
   Accrued pension liability                       842           -
   Reserve for legal expenses                      275         275
   Other current liabilities                       531         325
                                               -------     -------
          Total Current Liabilities              1,973         942

   Accrued pension liability                     8,919       9,228
   Accrued postretirement benefit obligations    1,033       1,046
   Long-term debt                                  310         279

   Shareholders' deficit
     Common stock, ($.15 par value, authorized
      2,000,000 shares, outstanding 1,003,028
      at June 30, 1995 and December 31, 1994)      152         152
     Capital in excess of par value              8,155       8,155
     Accumulated deficit (accumulated deficit of
      $424,208 eliminated on December 2, 1988)  (7,362)     (6,570)
     Pension liability adjustment               (8,636)     (8,636)
                                               -------     -------
          Total Shareholders' Deficit           (7,691)     (6,899)

   Commitments and contingent liabilities            -           -
                                               -------     -------
          Total Liabilities and Shareholders'
           Deficit                             $ 4,544     $ 4,596
                                                ======      ======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                                  Six Months Ended
                                                       June 30
                                                  1995         1994
                                                     (thousands)

   Cash flows from operating activities:
     Net loss                                 $  (792)   $  (642)
     Adjustments to reconcile net loss to
       net cash provided (used) by operating
       activities:
         Depreciation and amortization             63         63
         Charge in lieu of income taxes             -          -
         Change in working capital:
           Decrease (increase) in accounts
            receivable, net                       157       (117)
           Increase in inventories                (30)       (42)
           (Decrease) increase in trade accounts
            payable                               (64)        51
           Increase (decrease) in other current
            items                                  62       (352)
         Net change in working capital of
            discontinued operations                 -        411
         Pension expense                          533        320
         Other                                    (17)        (1)
                                              -------     ------
           Net cash (used) by operating
            activities                            (88)      (309)

   Cash flows from investing activities:
     Capital expenditures                         (38)       (44)
   Proceeds from sale of excess equipment           4          -
                                              -------    -------
           Net cash used by investing
             activities                           (34)       (44)

   Cash flows from financing activities:
     Net proceeds from issuance of long-term
       debt                                        67          -
     Payment of long-term debt                    (16)       (90)
                                              -------   --------

           Net cash provided (used) by
            financing activities                   51        (90)
                                              -------    -------
   Net (decrease) in cash and short-term
    investments                                   (71)      (443)

   Cash and short-term investments at
    beginning of period                         2,225      2,173
                                              -------    -------
   Cash and short-term investments at
    end of period                             $ 2,154    $ 1,730
                                               ======    =======
   Supplemental information - interest paid   $    19    $    98
                                              =======     ======


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

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN
   Effective January 1, 1994 the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan is underfunded on a present value basis by approximately $9.8 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Cash contributions, required to eliminate this underfunding, are required starting in 1996. Contributions are projected to be $2.5 million in 1996, $3.1 million in 1997 and $8.1 million in 1998. Given the inability of the Company to fund such an obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the Pension Benefit Guaranty Corporation in excess of the current net worth of the Company.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the second quarter of 1995 totaled $853,000 from continuing operations, a decrease from $1,041,000 in the second quarter of 1994. The decrease in sales from the prior year is primarily the result of a weakened market for machinery repair and services. Continuing operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary. Through June 1995, sales from continuing operations were $1,622,000 compared with $1,774,000 through the same period of 1994.

   Gross margin, as a percentage of sales from continuing operations, was 30.6% in the second quarter of 1995, a decrease from 34.5% in 1994 as a result of decreased sales and a decrease in sales of more profitable services. Gross margin through June 1995 was 27.3% compared with 30.3% in the same period of the prior year.

   Marketing and administrative expense associated with continuing operations was $374,000 in the second quarter of 1995 compared with $348,000 in the prior year. For the first six months of 1995, marketing and administrative expense was $742,000, an increase from the first six months of the prior year at $659,000. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Interest income was from earnings on cash and marketable securities. Interest expense relates mainly to a real estate loan, the proceeds of which were used in 1990 to purchase the shop and office building from which HDS operates in Houston, Texas. Compared with the prior year, interest expense is lower as a result of the retirement in October 1994 of the term loan used for the acquisition of BRB Industries (BRB) in 1989.

   Other expense was $274,000 in the second quarter of 1995 of which $267,000 relates to pension expense on the unfunded liability of approximately $9.5 million associated with the Consolidated Plan. Pension expense in the second quarter of 1994 was $160,000.

   The Company incurred a loss from continuing operations of $360,000, or $.35 per common share, in the second quarter of 1995 compared with a loss from continuing operations of $176,000, or $.17 per common share, in the same period of 1994. The net loss in the second quarter was also $360,000, or $.35 per common share compared with a net loss of $313,000, or $.31 per common share in the prior year. The 1994 second quarter net loss included a loss from discontinued operations of $137,000.

   In the first half of 1995, the Company incurred a loss from continuing operations of $792,000, or $.78 per common share compared with a loss from continuing operations of $492,000, or $.49 per common share in the same period of the prior year. For the first six months of 1995, the Company incurred a net loss of $792,000, or $.78 per common share, compared with a net loss of $642,000, or $.64 per common share, in 1994. The 1994 net loss included a loss from discontinued operations of $137,000 or $.14 per common share in the second quarter and $150,000 or $.15 per common share in the first six months.

   Financial Condition and Liquidity

   Cash and marketable securities totaled $2.2 million at June 30, 1995 compared with $2.2 million at December 31, 1994.

   Trade receivables at June 30, 1995 were $344,000, reflecting a decrease from the December 31, 1994 level of $388,000.

   Notes receivable and Non-trade receivable were $335,000 and $333,000 respectively at June 30, 1995, representing a portion of the proceeds from the sale of the BRB division in September, 1994.

   Inventory at June 30, 1995, was $124,000, up slightly from $94,000 at year end 1994.

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

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan have, as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses have been slightly in excess of assumed levels. The Company was advised by its independent actuaries that effective January 1, 1994 it was required to reflect such decreased mortality for funding calculation purposes. This change in the mortality assumptions and an increase in the assumption for future administrative expenses have created an underfunded condition in the Consolidated Plan of approximately $9.8 million on a present value basis.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the second quarter of 1995.

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

                                           Allis-Chalmers Corporation
                                                  (Registrant)



                                           /s/ Robert M. Qualls
                                           Robert M. Qualls
                                           Vice President and
                                           Chief Financial Officer

   August 3, 1995

                                  Exhibit Index


   Exhibit No.              Description

      (27)            Financial Data Schedule