Form 10-Q
period 1995-09-30
ALLIS CHALMERS CORP
filed 1995-11-02
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

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

   At October 24, 1995 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS

                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                       1995      1994      1995     1994
                                        (thousands, except per share)

   Sales                             $   770  $   882   $ 2,392  $ 2,655
   Cost of sales                         595      620     1,774    1,856
                                     -------  -------   -------  -------
       Gross Margin                      175      262       618      799

   Marketing and administrative
     expense                             335      394     1,077      995
                                     -------  -------   -------  -------

       Income (Loss) from Operations    (160)    (132)     (459)    (196)

   Other income (expense)
      Interest income                     34       24        99       78

      Interest expense                   (16)     (61)      (35)    (173)
      Other                             (260)    (146)     (799)    (459)
                                     -------  -------   -------  -------
        Loss from Continuing
          Operations Before
          Income Taxes                  (402)    (315)   (1,194)    (750)
   Charge in lieu of income taxes          -        -         -        -
                                     -------  -------   -------  -------
        Loss from Continuing
        Operations                      (402)    (315)   (1,194)    (750)

   Discontinued Operations:
        Loss from Operations of
          molded fabrics products
          division                         -     (137)        -     (344)
        Loss on sale of molded fabric
          products division                -   (2,808)        -   (2,808)
                                     -------  -------   -------  -------
       Net Loss                      $  (402) $(3,260)  $(1,194) $(3,902)
                                     =======  =======   =======  =======
   Loss per Common Share
       Continuing Operations         $  (.40) $  (.31)  $ (1.18) $  (.74)
       Discontinued Operations             -    (2.91)        -    (3.12)
                                     -------  -------   -------  -------
       Net Loss per Common Share     $  (.40) $ (3.22)  $ (1.18) $ (3.86)
                                     =======  =======   =======  =======


                        STATEMENT OF ACCUMULATED DEFICIT

                       Nine Months Ended September 30     1995     1994
                                                            (thousands)

   Accumulated deficit - beginning of year             $(6,570)  $(2,396)
   Net loss                                             (1,194)   (3,902)
                                                       -------   -------
   Accumulated deficit - September 30                  $(7,764)  $(6,298)
                                                       =======   =======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                        September 30,   December 31,
                                              1995         1994
                                                 (Thousands)
   Assets

   Cash and short-term investments          $ 1,879       $ 2,225
   Trade receivables, net                       452           388
   Notes receivable                             302           368
   Non-trade receivables                        333           413
   Inventories, net                             186            94
   Other current assets                         301           185
                                            -------       -------
          Total Current Assets                3,453         3,673

   Net property, plant and equipment            919           923
                                            -------       -------
          Total Assets                      $ 4,372       $ 4,596
                                             ======       =======

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt     $   306       $    20
   Trade accounts payable                       139           201
   Accrued employee benefits                    152           121
   Accrued pension liability                  1,857             -
   Reserve for legal expenses                   275           275
   Other current liabilities                    501           325
                                            -------       -------
          Total Current Liabilities           3,230           942

   Accrued pension liability                  8,171         9,228
   Accrued postretirement benefit
     obligations                              1,029         1,046
   Long-term debt                                35           279

   Shareholders' deficit
     Common stock, ($.15 par value,
      authorized 2,000,000 shares,
      outstanding 1,003,028 at
      September 30, 1995 and
      December 31, 1994)                        152           152
     Capital in excess of par value           8,155         8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated
      on December 2, 1988)                   (7,764)       (6,570)
     Pension liability adjustment            (8,636)       (8,636)
                                            -------       -------
          Total Shareholders' Deficit        (8,093)       (6,899)

   Commitments and contingent liabilities         -             -
                                            -------       -------
          Total Liabilities and
           Shareholders' Deficit            $ 4,372       $ 4,596
                                             ======        ======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS
                                                  Nine Months Ended
                                                     September 30
                                                   1995        1994
                                                      (thousands)
   Cash flows from operating activities:
     Net loss                                    $(1,194)    $(3,902)
     Adjustments to reconcile net loss to
       net cash provided (used) by operating
       activities:
         Depreciation and amortization                88          94
         Loss on sale of discontinued operations       -       2,808
         Charge in lieu of income taxes                -           -
         Change in working capital:
           Decrease (increase) in accounts
            receivable, net                           82         (72)
           Increase in inventories                   (92)        (51)
           (Decrease) increase in trade
            accounts payable                         (62)         51
           Increase (decrease) in other
            current items                             91        (168)
         Net change in working capital
          of discontinued operations                   -          68
         Pension expense                             800         480
         Other                                       (22)         (1)
                                                 -------     -------

           Net cash used by operating activities    (309)       (693)

   Cash flows from investing activities:
     Capital expenditures                            (84)       (105)
     Proceeds from sale of excess equipment            4           -
                                                 -------     -------

           Net cash used by investing activities     (80)       (105)

   Cash flows from financing activities:
     Net proceeds from issuance of
      long-term debt                                  67           -
     Payment of long-term debt                       (24)       (133)
                                                 -------     -------
           Net cash provided (used) by
            financing activities                      43        (133)
                                                 -------     -------
   Net decrease in cash and short-term
     investments                                    (346)       (931)

   Cash and short-term investments at
    beginning of period                            2,225       2,173
                                                 -------     -------
   Cash and short-term investments at
    end of period                                $ 1,879     $ 1,242
                                                 =======     =======

   Supplemental information - interest paid      $    37     $   162
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

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN
   Effective January 1, 1994 the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan is underfunded on a present value basis by approximately $10.0 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Cash contributions, required to eliminate this underfunding, are required starting in 1996. Contributions are projected to be $2.5 million in 1996, $3.1 million in 1997 and $8.1 million in 1998. Given the inability of the Company to fund such an obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the Pension Benefit Guaranty Corporation in excess of the current net worth of the Company.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the third quarter of 1995 totaled $770,000 from continuing operations, a decrease from $882,000 in the third quarter of 1994. The decrease in sales from the prior year is primarily the result of a weakened market for machinery repair and services. Continuing operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary. Through September 1995, sales from continuing operations were $2,392,000 compared with $2,655,000 through the same period of 1994.

   Gross margin, as a percentage of sales from continuing operations, was 22.7% in the third quarter of 1995, a decrease from 29.7% in 1994 as a result of decreased sales and a decrease in sales of more profitable services. Gross margin through September 1995 was 25.8% compared with 30.1% in the same period of the prior year.

   Marketing and administrative expense associated with continuing operations was $335,000 in the third quarter of 1995 compared with $394,000 in the prior year. For the first nine months of 1995, marketing and administrative expense was $1,077,000, an increase from the first nine months of the prior year at $995,000. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

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

   Other expense was $260,000 in the third quarter of 1995 of which $267,000 relates to pension expense on the unfunded liability of approximately $10.0 million associated with the Consolidated Plan. Pension expense in the third quarter of 1994 was $160,000.

   The Company incurred a loss from continuing operations of $402,000, or $.40 per common share, in the third quarter of 1995 compared with a loss from continuing operations of $315,000, or $.31 per common share, in the same period of 1994. The net loss in the third quarter was also $402,000, or $.40 per common share compared with a net loss of $3,260,000, or $3.22 per common share in the prior year. The 1994 third quarter net loss included a loss from discontinued operations of $137,000 and a loss on sale of the molded fabric products division of $2,808,000.

   In the first nine months of 1995, the Company incurred a loss from continuing operations of $1,194,000, or $1.18 per common share compared with a loss from continuing operations of $750,000, or $.74 per common share in the same period of the prior year. For the first nine months of 1995, the Company incurred a net loss of $1,194,000, or $1.18 per common share, compared with a net loss of $3,902,000, or $3.86 per common share, in 1994. The 1994 net loss included a loss from discontinued operations of $344,000 or $.34 per common share and a loss on the sale of the molded fabric products division of $2,808,000 or $2.78 per common share.

   Financial Condition and Liquidity

   Cash and short term investments totaled $1.9 million at September 30, 1995 compared with $2.2 million at December 31, 1994.

   Trade receivables at September 30, 1995 were $452,000, reflecting an increase from the December 31, 1994 level of $388,000.

   Notes receivable and Non-trade receivables were $302,000 and $333,000 respectively at September 30, 1995, representing a portion of the proceeds from the sale of the BRB division in September, 1994.

   Inventory at September 30, 1995, was $186,000, an increase from $94,000 at year end 1994.

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

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan have, as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses have been slightly in excess of assumed levels. The Company was advised by its independent actuaries that effective January 1, 1994 it was required to reflect such decreased mortality for funding calculation purposes. This change in the mortality assumptions and an increase in the assumption for future administrative expenses have created an underfunded condition in the Consolidated Plan of approximately $10.0 million on a present value basis.

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

   The Company's principal sources of cash include earnings from the operations of HDS, payments on the notes and non-trade receivables due from the sale of BRB and interest income on marketable securities. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and management believes that the Company will continue to use a substantial portion of its cash over the remainder of 1995.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the third quarter of 1995.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Allis-Chalmers Corporation
                                                  (Registrant)


                                           /s/Robert M. Qualls
                                           Robert M. Qualls
                                           Vice President and
                                           Chief Financial Officer

   October 31, 1995

                                  Exhibit Index

   Exhibit No.           Description

      (27)           Financial Data Schedule