Form 10-K405
period 1995-12-31
ALLIS CHALMERS CORP
filed 1996-03-29
CIK 3982

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
           Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                   39-0126090
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)

          Box 512, Milwaukee, Wisconsin                     53201-0512
       (Address of principal executive offices)             (Zip code)

   Registrant's telephone number, including area code   (414)475-2000

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock - $.15 Par Value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
   No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K.  Yes       No   X

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.  Yes   X   No

           At March 1, 1996 there were 1,003,028 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

                                              Parts of Form 10-K Into Which
                                                Portions of Document are
           Document                            Incorporated by Reference

   Annual Report to Shareholders                   Parts I and II
   for fiscal year ended
   December 31, 1995

                                                                       Page 2
                             1995 FORM 10-K CONTENTS
   PART I

           Item                                                     Page
           1. Business.                                                3
           2. Properties.                                              5
           3. Legal Proceedings.                                       5
           4. Submission of Matters to a Vote of
                Security Holders.                                      7

   PART II
           5. Market for Registrant's Common Equity
                and Related Stockholder Matters.                       8
           6. Selected Financial Data.                                 8
           7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                   8
           8. Financial Statements and Supplementary Data.             8
           9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.                   8

   PART III
           10.  Directors and Executive Officers
                of the Registrant.                                     9
           11.  Executive Compensation.                               12
           12.  Security Ownership of Certain Beneficial
                Owners and Management.                                14
           13.  Certain Relationships and Related Transactions.       15

   PART IV
           14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.                                  16

   Signatures.                                                        21

                                                                       Page 3
                                     PART I

   ITEM 1.  BUSINESS.

   (a)  Development of the Business

   GENERAL

   Allis-Chalmers Corporation ("Allis-Chalmers" or the "Company") was incorporated in 1913 under Delaware law. The Company sold its major operating businesses in 1988 in accordance with its First Amended and Restated Joint Plan of Reorganization (Plan of Reorganization) under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was confirmed by the Bankruptcy Court on October 31, 1988 after acceptance by creditors and shareholders and was consummated on December 2, 1988. See Item 3. LEGAL PROCEEDINGS for a discussion of such proceedings.

   The Company has its principal executive office in West Allis, Wisconsin and it maintains three wholly-owned subsidiaries. One subsidiary, Houston Dynamic Service, Inc., operates a machine repair business in Houston, Texas; the other two subsidiaries, KILnGAS R&D, Inc. and U.S. Fluidcarbon Inc., are inactive.

   On September 22, 1994, the Company sold its B.R.B. Industries division. B.R.B. Industries, which was acquired by the Company on December 20, 1989 in a purchase of assets, is a Hoboken, New Jersey manufacturer of molded fabric products serving the apparel and lingerie markets and the home sewing and notions industries.

   (b)  Financial Information About Industry Segments

   The Company operates in a single industry segment -- the repair and service of mechanical rotating equipment for the industrial, utility and governmental aftermarkets.

   (c)  Narrative Description of Business

   The principal business activities of the Company are as follows:

   MACHINE REPAIR

   Sales of the machine repair business operated by Houston Dynamic Service, Inc. (HDS), a wholly-owned subsidiary of the Company, were $3,190,000 in 1995, $3,580,000 in 1994 and $3,298,000 in 1993. The decrease in sales from 1994 was primarily the result of a weakened market for machinery repair and services.

   HDS services and repairs various types of mechanical equipment, including compressors (centrifugal, rotary, axial and reciprocating), pumps, turbines, engines, heat exchangers, centrifuges, rollers, gears, valves, blowers, kilns, crushers and mills. Services provided include emergency repair, disassembly, inspection, repair testing, parts duplication, machining, balancing, metalizing, milling, grinding, boring, welding, modification, reassembly, field machining, maintenance, alignment, field service, installation, startup and training.

   HDS employed 30 people on December 31, 1995. It operates out of a facility in Houston, Texas which was purchased by HDS in 1990. The facility includes repair shop and office space.

   HDS serves various industrial customers, including those in the petrochemical, chemical, refinery, utility, waste and waste treatment, minerals processing, power generation, pulp and paper and irrigation industries.

   OTHER DATA

   Competition in the Company's machine repair business consists of nine major original equipment manufacturers (OEM) and numerous smaller independent competitors. Many of these competitors have special strengths in certain product areas because of customer preferences for OEM suppliers or because specialized patented technologies are offered. The principal methods of competition are price, quality, delivery, customer service and warranty.

   The principal raw materials and purchased components used in the machine repair business are alloy and stainless steels, castings and forgings, aluminum, copper, gears and other basic materials. Alternative sources of supply exist or could be developed for all of these raw materials and components. This business is highly labor intensive.

   Some of the Company's products, processes and systems are covered by patents owned by or licensed to the Company. No particular product, process or system is dependent on a single fundamental patent, the loss of which would jeopardize the Company's businesses. The Company licenses the use of a number of its trademarks, from which it receives income.

   In 1995, the Company recorded sales to one customer which accounted for 10% or more of total sales -- Amoco Chemical generated 26% of 1995 sales, 19% of 1994 sales and 22% of 1993 sales. In 1994 the Company, had two customers which accounted for 10% or more of total sales. Amoco Chemical (detailed above) and Chevron Corporation generated 15% of 1994 sales. In 1993 sales of 10% or more of the total sales were made to two customers -- Amoco Chemical (detailed above) and Siemens Corporation at 11% of 1993 sales.

   Expenditures relating to compliance with federal, state and local environmental protection laws are not expected to have a material effect on the Company's capital expenditures, results of operations, financial condition or competitive position. The Company is not aware of any present statutory requirements concerning environmental quality that would necessitate capital outlays which would materially affect the Company. In conjunction with consummation of the Plan of Reorganization, the Company settled all known environmental claims asserted by the United States Environmental Protection Agency (EPA) as well as claims asserted by certain state agencies. However, the EPA and eight third parties have claimed that Allis-Chalmers is liable for cleanup costs associated with certain hazardous waste disposal sites in which products manufactured and sold by Allis-Chalmers before consummation of the Plan of Reorganization were ultimately disposed of by others. Since Allis-Chalmers manufactured and sold the products disposed of in these sites before consummation of the Plan of Reorganization, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. See Item 3. LEGAL PROCEEDINGS.

   The Company's employment was 34, 41 and 136 at December 31, 1995, 1994 and 1993 respectively.

   For more detailed information, the 1995 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis should be read in their entirety.

   (d)     Financial Information About Foreign and
           Domestic Operations and Export Sales

   The Company has no foreign operations or significant export sales.

   ITEM 2. PROPERTIES.

   The Company's principal operating facility is a repair shop and office building in Houston, Texas which is owned by HDS. Allis-Chalmers leases its administrative offices in West Allis, Wisconsin on a short-term basis. The facilities are considered adequate and suitable for the Company's principal business.

   ITEM 3.  LEGAL PROCEEDINGS.

   REORGANIZATION PROCEEDINGS UNDER CHAPTER 11
   OF THE UNITED STATES BANKRUPTCY CODE

   On June 29, 1987 Allis-Chalmers and 17 of its domestic subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was confirmed by the Bankruptcy Court on October 31, 1988 after acceptance by creditors and shareholders, and the Plan of Reorganization was consummated on December 2, 1988.

   At confirmation, the Bankruptcy Court approved the establishment of the A-C Reorganization Trust as the primary vehicle for distributions under the Plan of Reorganization, two trust funds to service health care and life insurance programs for retired employees and a trust fund to process and liquidate future product liability claims. Cash of approximately $400 million and other assets with a net book value of $38 million were distributed to creditors or transferred to the trusts, and the trusts assumed responsibility for substantially all remaining cash distributions to be made to holders of claims and interests pursuant to the Plan of Reorganization. The Company was thereby discharged of all debts that arose before confirmation of the Plan of Reorganization, and all of its capital stock was canceled and made eligible for exchange for shares of the reorganized Company.

   The Company does not administer any of the aforementioned trusts and retains no responsibility for the assets transferred to or distributions to be made by such trusts pursuant to the Plan of Reorganization.

   For a description of restrictions on the transfer of the common stock of the reorganized Company (Common Stock), see Item 5. MARKET FOR
   REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   ENVIRONMENTAL PROCEEDINGS

   As part of the Plan of Reorganization the Company made a cash payment of $4.5 million to the EPA in settlement of the EPA's claims for cleanup costs at all sites where the Company was alleged to have disposed of hazardous waste. The EPA settlement included both past and future cleanup costs at these sites and released the Company of liability for claims of contribution or indemnity which may be asserted by other potentially responsible parties against Allis-Chalmers in connection with these specific sites.

   In addition to the EPA settlement, the Company negotiated settlements of various environmental claims which had been asserted by certain state environmental protection agencies. These settlements, totaling approximately $200,000, were approved by the Bankruptcy Court.

   Since consummation of the Plan of Reorganization on December 2, 1988, a number of parties, including the EPA, have asserted that the Company is responsible for the cleanup of hazardous waste sites. These assertions have been made only with respect to the Company's prebankruptcy activities. No claims have been asserted against the Company involving its postbankruptcy operations.

   Before the settlement with the EPA in the bankruptcy proceedings, an attempt was made by the parties to identify all possible hazardous waste disposal sites and to settle all liabilities relating to those sites. Notwithstanding the breadth of the settlement, various EPA regional offices have continued to assert cleanup claims against Allis-Chalmers with respect to six sites. Apparently, not all offices of the EPA are aware of the settlement agreement, since at least two of these claims involve sites with respect to which the EPA specifically agreed not to sue.

   Eight other parties have asserted that the Company is responsible for environmental cleanup costs or associated EPA fines in connection with seven additional sites. In each instance the Company activities complained of occurred prior to the Company's bankruptcy proceedings and the third parties did not file proofs of claim in the bankruptcy proceedings. The filing of such proofs of claim is required by the Bankruptcy Code to effect a claim against a Chapter 11 debtor. A bankruptcy discharge defense has been asserted by the Company in each instance.
                                                                       Page 7

   Although the law in this area is still somewhat unsettled, three Federal Courts of Appeal have held that a debtor can be discharged of environmental cleanup liabilities related to its prebankruptcy activities. The Company believes it will prevail in its position that its liability to the EPA and third parties for prebankruptcy environmental cleanup costs has been fully discharged. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional Offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices.

   The EPA and certain state agencies also continue to request information in connection with various waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were ultimately disposed of by other parties. Although the Company has been discharged of liabilities with respect to hazardous waste sites, it is under a continuing obligation to provide information with respect to its products to federal and state agencies. The A-C Reorganization Trust, under its mandate to provide Plan of Reorganization implementation services to the Company, has responded to these informational requests because prebankruptcy activities are involved.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.
                                                                       Page 8

                                     PART II

   The information required by Items 5, 6, 7 and 8 of Part II is incorporated by reference to the Company's 1995 Annual Report to Shareholders as follows:

      Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS - page 4 of 1995 Annual Report to
           Shareholders.

      Item 6. SELECTED FINANCIAL DATA - page 5 of 1995 Annual Report to Shareholders.

      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - pages 6 through 11 of 1995 Annual Report to Shareholders.

      Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - pages 12 through 28 of 1995 Annual Report to Shareholders.


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

           None.
                                                                       Page 9

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   (a)  Identification of Directors

        The following individuals were elected as directors of the Company at the meeting of shareholders on October 25, 1989 (or have been appointed to fill vacancies caused by the resignation of two such directors) to serve until the next meeting of shareholders.

        John R. Collins, age 68, a director since December 1988. Mr. Collins retired in 1989 after serving since 1985 as Administrative Assistant to the Secretary-Treasurer of International Union, United Automobile, Aerospace & Agricultural Implement Workers of America -- UAW.

        John T. Grigsby, Jr., age 55, a director since December 1988.
        Mr. Grigsby has been a Vice Chairman of the Board of the Company since May 1989, an Executive Vice President since October 1989 and Chief Financial Officer since January 1996, having previously served since December 1988 as the Company's Chairman and Chief Executive Officer. Prior to that time and since July 1987, Mr. Grigsby was employed by the Company as Managing Director, Restructure Project. Mr. Grigsby also serves as the A-C Reorganization Trustee, as President of Thomson McKinnon Securities, Inc. during winddown and liquidation of its affairs and President and Chief Executive Officer of Nationwise Automotive, Inc., an automotive replacement parts retailer. He has been a director of 1st Southern Bank of Boca Raton, Florida since September 1987 and First Florida Industries, Inc. since July 1985.

        H. Sean Mathis, age 49, a director since December 1988. Mr. Mathis was elected as Chairman and Chief Executive Officer of the Company on January 16, 1996 and prior thereto, Mr. Mathis served as a Vice President of the Company since July, 1989. Mr. Mathis acted as the Federal Court Appointed Trustee for International Wire News Service Liquidation Corp., formerly United Press International (UPI) from August 1992 to May 1994. From November 1991 to July 1992, he served as Vice Chairman and a Director of UPI (then a news syndication service). Mr. Mathis was President and Chief Operating Officer of Ameriscribe Corporation, New York from May 1990 to October 1993 and is currently President and a Director of Gulfstream Capital Partners, Inc. From 1993 to 1995 Mr. Mathis was President and a Director of RCL Capital Corporation. He is also a Director of USTrails Inc. and Allied Digital Technologies Corp.

        Claude D. Montgomery, age 43, a director since December 1988. Since June 1993 Mr. Montgomery has been a director and shareholder in Marcus Montgomery P.C., a law firm, formerly known as Marcus Montgomery Wolfson P.C. Mr. Montgomery was a director and shareholder in Varet, Marcus & Fink P.C., formerly known as Milgrim, Thomajan & Lee P.C., attorneys, New York August 1989 through June 1993. Mr. Montgomery was a founding partner of Myerson & Kuhn, attorneys, New York, from January 1988 to July 1989. Prior to that time and since 1984, he was a founding partner of Booth, Marcus &

                                                                      Page 10

        Pierce, attorneys, New York.

        Robert E. Nederlander, age 62, a director since May 1989.
        Mr. Nederlander was elected by the Board of Directors on November 16, 1993 to serve as a Vice Chairman of the Board, having previously served as Chairman of the Board and Chief Executive Officer of the Company since May 1989. He is also President and director of Nederlander Organization, Inc., New York, an owner and operator of one of the world's largest chains of theaters since November 1981; President of Nederlander Television and Film Productions, Inc. since October 1985; Partner in New York Yankees Baseball Club since 1973 and Managing General Partner from September 13, 1990 through December 31, 1991; director and Chairman of the Board of Riddell Sports, Inc. since April 1988; Chairman of the Board of MEGO Corporation, since January 1988; and a director of HFS Incorporated since 1995.

        John E. Sundman, age 69, a director since December 1988. Mr. Sundman retired in December 1991 as Vice President of Corcap, Inc., Hartford, Connecticut, a position which he held since July 1988, when Corcap was spun off by Lydall, Inc., Manchester, Connecticut. Prior to that time and since April 1978, he was Vice President, Chief Financial Officer and a director of Lydall, Inc. He remains a director of Corcap, Inc.

        Allan R. Tessler, age 59, a director since September 1992. Mr. Tessler served as Chairman of the Board and Chief Executive Officer
        of the Company from November 1993 until January 1996.   Mr. Tessler
        is Chairman of the Board and Chief Executive Officer of International Financial Group, Inc. since 1987; and Co-Chief Executive Officer of Data Broadcasting Corporation since June 1992. Mr. Tessler is also Chairman of the Board of Great Dane Holdings, Inc., Enhance Financial Services Group, Inc. and Jackpot Enterprises, Inc. and director of The Limited, Inc.

        Leonard Toboroff, age 62, a director since May 1989. Mr. Toboroff has been a Vice Chairman of the Board and an Executive Vice President of the Company since May 1989; a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present; a practicing attorney continuously since 1961 to the present; a director since August 1987 and former Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe Corporation; and formerly a director, Chairman and Chief Executive Officer from May 1982 through June 1982 and Vice Chairman June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also a director of Banner Aerospace, Inc. and Saratoga Beverage, Inc.

        (b)  Identification of Executive Officers

        Name, Age as of March 1,
          1996, and Position                      Business Experience
        H. Sean Mathis, 49,                See Item 10, subsection (a) above.
        Chairman of the Board and
        Chief Executive Officer
                                                                      Page 11

        Leonard Toboroff, 62,              See Item 10, subsection (a) above.
        Vice Chairman of the Board
        and Executive Vice
        President

        John T. Grigsby, Jr., 55,          See Item 10, subsection (a) above.
        Vice Chairman of the Board,
        Executive Vice President and
        Chief Financial Officer

        Robert E. Nederlander, 62,         See Item 10, subsection (a) above.
        Vice Chairman of the Board

        Jeffrey I. Lehman, 46,             Mr. Lehman commenced his
        Treasurer                          employment with Allis-Chalmers and
                                           was elected to his current
                                           position in February, 1996.  Since
                                           1991, Mr. Lehman has been employed
                                           by the A-C Reorganization Trust
                                           and Thomson McKinnon Securities
                                           during winddown and liquidation of
                                           their affairs.  He has also
                                           provided financial consultation
                                           since 1985.

   (c)  Identification of Certain Significant Employees

        None

   (d)  Family Relationships

        None

   (e)  Business Experience

        See this Item 10, subsections (a) and (b) above.

   (f)  Involvement in Certain Legal Proceedings

        None

   (g)  Promoters and Control Persons

        Not applicable
                                                                      Page 12

   ITEM 11.  EXECUTIVE COMPENSATION.

   EXECUTIVE COMPENSATION

   The following table sets forth certain information concerning compensation paid to or earned by the Company's only executive officer who earned more than $100,000 during the fiscal year ended December 31, 1995. Allan R. Tessler, Chairman of the Board and Chief Executive Officer received no compensation during 1995. Mr. Tessler resigned from these positions on January 16, 1996.

                           Summary Compensation Table

                                             Annual Compensation
                                                                  Other
   Name and Principal Position        Salary         Bonus     Compensation

   Robert M. Qualls
   Vice President and       1995      $160,546*      $ -       $ -
   Chief Financial
   Officer, Treasurer       1994      $114,048       $ -       $ -
   and Secretary
                            1993      $113,541       $ -       $ -

   *Mr. Qualls resigned as Vice President and Chief Financial Officer, Treasurer and Secretary effective November 1, 1995 and received severance pay equal to six months salary in accordance with Company employee benefit programs. Pursuant to the Plan of Reorganization, the Company was reimbursed for severance paid to Mr. Qualls.

   LONG-TERM STOCK INCENTIVE PLAN

   The Company's Long-Term Stock Incentive Plan (1989), adopted by the shareholders at the 1989 shareholders meeting, provides for grants to officers and key employees of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units and other stock-based awards. The maximum number of shares which may be granted with respect to stock-based awards is 50,000. Options to purchase shares may be granted at prices equal to not less than the fair market value at the date of grant, except that options to purchase up to 13,333 shares may be granted at a price which is not less than the fair market value on October 25, 1989, the date on which the Stock Incentive Plan was approved by shareholders. Options are exercisable within a period not to exceed 10 years from date of grant. Stock appreciation rights allow the holder to receive the difference between the exercise price and the fair market value of the stock at the date of exercise in cash or shares of common stock. No stock options or stock appreciation rights have been granted to date.
                                                                      Page 13

   RETIREMENT PLAN

   The Allis-Chalmers Consolidated Pension Plan covers 5 active employees at the beginning of 1996. The Retirement Plan is a tax qualified defined benefit pension plan whose participants include Mr. Qualls. Effective March 31, 1987 the Retirement Plan was capped and frozen, without further increase in benefits provided by the Company after that date.

   The approximate annual retirement benefits which will commence to Mr. Qualls upon attaining age 65 will be $5,900. The amount is before any adjustment for a surviving spouse's pension and is not subject to Social Security offset or other deductions.

   SAVINGS PLAN

   The Company's Savings Plan was initiated in 1968. The Savings Plan permits the Company to contribute in its discretion cash or stock to participants' accounts. However, on June 1, 1985 the Company discontinued contributions to the Savings Plan. Employees may terminate voluntary participation in certain portions of the Savings Plan and withdraw their voluntary contributions at any time. However, there are restrictions on withdrawals of the Company matching contributions.

   Upon retirement, death or other termination of employment, employee account balances generally may be withdrawn in lump sum or in installments. Withdrawal of contributions is also permitted for defined hardships.

   During 1995 contributions by Company participants to the Savings Plan under Section 401(k) of the Internal Revenue Code totaled $59,400. At December 31, 1995 there were a total of 290 participants in the Savings Plan, of whom 17 were active employees of the Company.

   COMPENSATION OF DIRECTORS

   Since December 1, 1990, the annual retainer for services as a director (previously $13,500 per year) has been suspended, the attendance fee for each Board meeting attended was reduced from $425 to $100 and the attendance fee for each Committee meeting was suspended.

   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

   Robert M. Qualls, Vice President and Chief Financial Officer, Treasurer and Secretary resigned from the Company effective November 1, 1995.

   Allan R. Tessler, a current director, resigned as Chairman of the Board and Chief Executive Officer effective January 16, 1996.

   H. Sean Mathis became Chairman of the Board and Chief Executive Officer, effective January 16, 1996, in addition to his position as Director.

                                                                      Page 14

   John T. Grigsby, Jr. became Chief Financial Officer, effective January 16, 1996 in addition to being Vice Chairman, Executive Vice President and a Director.

   Jeffrey I. Lehman became Treasurer, effective February 16, 1996.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT.

   (a)  Security Ownership of Certain Beneficial Owners

        The following table lists the beneficial ownership with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1996.

                                           Amount and Nature     Percent of
         Name and Address                    of Ownership          Class

        AL-CH Company, L.P., 810 Seventh
        Avenue, New York, NY  10019
        (includes shares held by Messrs.
        Nederlander and Toboroff
        as described below)                    407,251(1)             40.6%

        Wells Fargo Bank, P.O. Box 60347,
        Los Angeles, CA  90060, Trustee
        under that certain Amended and
        Restated Retiree Health Trust
        Agreement for UAW Retired
        Employees of Allis-Chalmers
        Corporation                            136,406                13.6%

        Firstar Trust Company,
        777 East Wisconsin Avenue,
        Milwaukee, WI  53202, Trustee
        under that certain Amended and

        Restated Retiree Health Trust
        Agreement for Non-UAW Retired
        Employees of Allis-Chalmers
        Corporation                            101,977                10.2%

        (1) Messrs. Nederlander and Toboroff are beneficial owners of and have shared voting power and shared dispositive power over the 407,251 shares of common stock held by AL-CH Company, L.P., a Delaware limited partnership, of which the general partners are Q.E.N., Inc., a Michigan corporation controlled by Mr. Nederlander, and Lenny Corp., a Delaware corporation controlled by Mr. Toboroff. Mr. Allan R. Tessler is a limited partner in AL-CH Company, L.P.

                                                                      Page 15
   (b)  Security Ownership of Management

        The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 1, 1996 by directors, the executive officers named in the Summary Compensation Table and all directors and executive officers as a group. Except as otherwise noted in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.

                                           Amount and Nature   Percent of
           Name                               of Ownership         Class

        John R. Collins                             0               *
        John T. Grigsby, Jr.                    9,535               1.0%
        H. Sean Mathis                              0               *
        Claude D. Montgomery                      533 (1)           *
        Robert E. Nederlander                 407,251 (2)          40.6% (2)
        John E. Sundman                         3,333               *
        Allan R. Tessler                            0               *
        Leonard Toboroff                      407,251 (2)          40.6% (2)
        All directors and officers as
        a group (including the above)         420,652              41.9%

        *less than 1%

        (1) Shares are owned beneficially by Mr. Montgomery's spouse as to which he disclaims beneficial ownership.

        (2) Messrs. Nederlander and Toboroff are beneficial owners of and have shared voting power and shared dispositive power over the 407,251 shares of common stock held by AL-CH Company, L.P., a Delaware limited partnership, of which the general partners are Q.E.N., Inc., a Michigan corporation controlled by Mr. Nederlander, and Lenny Corp., a Delaware corporation controlled by Mr. Toboroff. Mr. Allan R. Tessler is a limited partner in AL-CH Company, L.P.

   (c)  Changes in Control

        None

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   (a)  Transactions with Management and Others

        None

   (b)  Certain Business Relationships

        None

   (c)  Indebtedness of Management

        None

   (d)  Transactions with Promoters

        Not applicable
                                                                      Page 16

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K.
                                                                         Page
   (a)     The Selected Financial Data, Management's Discussion and
           Analysis and the Company's financial statements, together with the report thereon of Price Waterhouse LLP, appearing on pages 5 through 28 of the Company's 1995 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, the 1995 Annual Report to Shareholders is not deemed to be filed as part of this report. The schedule to the financial statements listed below should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders.
           Financial statement schedules not included in this Form
           10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           Allis-Chalmers Corporation and Consolidated Subsidiaries - Schedule to Financial Statements:

             VIII.  Valuation and Qualifying Accounts.                   19

           Report of Independent Accountants on Financial
           Statement Schedule.                                           20

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the fourth quarter of 1995.

   (c)     Exhibits:

             2.1.  First Amended Disclosure Statement pursuant to
           Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

             3.1. Amended and Restated Certificate of Incorporation of Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 8-A dated August 12,
           1992).

             3.2.  By-laws of Allis-Chalmers Corporation
           (incorporated by reference to the Company's Report on Form 8-A dated August 12, 1992).

                                                                      Page 17

           10.1. Amended and Restated Retiree Health Trust Agreement between Allis-Chalmers Corporation and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

           10.2. Amended and Restated Retiree Health Trust Agreement between Allis-Chalmers Corporation and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

           10.3. Reorganization Trust Agreement between Allis-Chalmers Corporation and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

           10.4. Product Liability Trust Agreement between Allis-Chalmers Corporation and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

           10.5.*  Allis-Chalmers Corporation Long-Term Stock
           Incentive Plan (1989) (incorporated by reference to the Company's Report on Form 10-Q for the three months ended September 30, 1989).

           10.6.  Subscription and Shareholder Agreement between
           Allis-Chalmers Corporation and AL-CH Company, L.P. dated May 18, 1989 (incorporated by reference to the Company's Report on Form 8-K dated May 24, 1989).

           10.7. Commercial Installment Loan Agreement by and between Allis-Chalmers Corporation and Marine Midland
           Bank, N.A., dated as of December 20, 1989 (incorporated by reference to the Company's Report on Form 8-K dated
           December 20, 1989).

           10.8.*  Employment Agreement between Allis-Chalmers
           Corporation and John T. Grigsby, Jr. (incorporated by reference to the Company's Report on Form 10-Q for the three months ended September 30, 1989).

                                                                      Page 18
           10.9.  Asset Purchase Agreement by and between
           Allis-Chalmers Corporation, B.R.B. Industries, Inc., Jack Ehrenhaus and Fredric Allen dated as of November 7, 1989 (incorporated by reference to the Company's Report on Form
           8-K dated December 20, 1989).

           10.10.* Allis-Chalmers Savings Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

           10.11.*  Allis-Chalmers Consolidated Pension Plan
           (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

           10.12. Asset Purchase Agreement by and between Allis-Chalmers Corporation and BRB Industries Corp. dated as of August 4, 1994, and amended by and among Allis-Chalmers Corporation, BRB Industries Corp. and Power Manufacturing, Inc. as of September 22, 1994 (incorporated by reference to the Company's Report on Form 8-K dated September 22, 1994.

           13.1.  1995 Annual Report to Shareholders of Allis-
           Chalmers Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed herewith).

           21.1.  Subsidiaries of Allis-Chalmers Corporation.

           27.1.  Financial Data Schedule.

   * A management contract or compensatory plan or arrangement.

            ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                   (thousands)

                           Balance at                           Balance
      Year Ended            Beginning                          at Close
   December 31, 1993       of Period   Additions  Deductions  of Period

   Doubtful receivables      $   367    $   130    $  248(a)    $   249

   Plant rearrangement       $    68    $     0    $    0       $    68
   Restructure costs             161          0       113            48
                             -------    -------    ------       -------
                             $   229    $     0    $  113       $   116
                             =======    =======    ======       =======

                           Balance at                           Balance
      Year Ended            Beginning                          at Close
   December 31, 1994       of Period   Additions  Deductions  of Period

   Doubtful receivables      $   249    $    73    $    3       $   319

   Plant rearrangement       $    68    $     0    $    0       $    68
   Restructure costs              48          0        48             0
                             -------    -------    ------       -------
                             $   116    $     0    $   48       $    68
                             =======    =======    ======       =======

                           Balance at                           Balance
      Year Ended            Beginning                          at Close
   December 31, 1995       of Period   Additions  Deductions  of Period

   Doubtful receivables      $   319    $     0    $   13       $   306

   Plant rearrangement       $    68    $     0    $    0       $    68
   Restructure costs               0          0         0             0
                             -------    -------    ------       -------
                             $    68    $     0    $    0       $    68
                             =======    =======    ======       =======

   (a) Includes writeoff of uncollectible receivables, less recoveries.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

   To the Board of Directors
   of Allis-Chalmers Corporation

   Our audits of the consolidated financial statements referred to in our report dated February 27, 1996 appearing on page 12 of the 1995 Annual Report to Shareholders of Allis-Chalmers Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


   Price Waterhouse LLP

   Milwaukee, Wisconsin
   February 27, 1996

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Allis-Chalmers Corporation

                                 /s/John T. Grigsby, Jr.
                                 John T. Grigsby, Jr.
                                 Vice Chairman, Executive Vice
                                 President and Chief Financial Officer
                                 Date:  March 15, 1996


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 15, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

   /s/H. Sean Mathis                  /s/Robert E. Nederlander
   H. Sean Mathis                     Robert E. Nederlander, Director
   Chairman of the Board,
   Chief Executive Officer
   and Director

   /s/ John R. Collins                /s/John E. Sundman
   John R. Collins, Director          John E. Sundman, Director

   /s/John T. Grigsby, Jr.            /s/Allan R. Tessler
   John T. Grigsby, Jr. Director      Allan R. Tessler, Director

   /s/Claude D. Montgomery            /s/Leonard Toboroff
   Claude D. Montgomery, Director     Leonard Toboroff, Director

                                                                      Page 22
                                  EXHIBIT INDEX

   Exhibit No.                   Description

   13.1 1995 Annual Report to Shareholders of Allis-Chalmers Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed herewith)

   21.1                Subsidiaries of Allis-Chalmers Corporation

   27.1                Financial Data Schedule