Form 10-Q
period 1996-03-31
ALLIS CHALMERS CORP
filed 1996-05-15
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

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

   At May 6, 1996 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS

                                            Three Months Ended
                                                  March 31
                                            1996          1995
                                         (thousands, except per share)

   Sales                                 $      985    $    769
   Cost of sales                                695         587
                                          ---------    --------
       Gross Margin                             290         182

   Marketing and administrative expense         326         368
                                          ---------    --------

       Loss from Operations                     (36)       (186)
                                          ---------    --------
   Other income (expense)
      Interest income                            33          27
      Interest expense                           (9)         (8)
      Other                                    (327)       (265)
                                          ---------    --------
        Loss Before Income Taxes               (339)       (432)

   Charge in lieu of income taxes                 -           -
                                         ----------   ---------
       Net Loss                          $     (339)   $   (432)
                                         ==========   =========

       Net Loss per Common Share         $     (.34)   $   (.43)
                                         ==========   =========


                        STATEMENT OF ACCUMULATED DEFICIT

            Three Months Ended March 31     1996        1995
                                               (thousands)

   Accumulated deficit - beginning
    of year                              $   (8,018)   $ (6,570)
   Net loss                                    (339)       (432)
                                           --------    --------
   Accumulated deficit - March 31        $   (8,357)   $ (7,002)
                                           ========    ========


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                          March 31,     December 31,
                                             1996           1995
                                                 (thousands)
   Assets

   Cash and short-term investments       $    1,485    $   1,881
   Trade receivables, net                       532          265
   Non-trade receivables                        663          664
   Inventories, net                             191          128
   Other current assets                         197          206
                                           --------     --------
          Total Current Assets                3,068        3,144

   Net property, plant and equipment            895          907
                                           --------     --------
          Total Assets                   $    3,963    $   4,051
                                           ========     ========

   Liabilities and Shareholders' Deficit

   Current maturities of long-term
      debt                               $      295    $     299
   Trade accounts payable                       131           73
   Accrued employee benefits                    104           80
   Accrued pension liability                  2,289        2,493
   Reserve for legal expenses                   275          275
   Other current liabilities                    380          324
                                          ---------     --------
          Total Current Liabilities           3,474        3,544

   Accrued pension liability                  9,712        9,374
   Accrued postretirement benefit
      obligations                             1,008        1,020
   Long-term debt                                28           33

   Shareholders' deficit
     Common stock, ($.15 par value,
       authorized 2,000,000 shares,
       outstanding 1,003,028 at March
       31, 1996 and December 31, 1995)          152          152
     Capital in excess of par value           8,155        8,155
     Accumulated deficit (accumulated
       deficit of $424,208 eliminated
       on December 2, 1988)                  (8,357)      (8,018)
     Pension liability adjustment           (10,209)     (10,209)
                                            -------     --------
          Total Shareholders' Deficit       (10,259)      (9,920)

   Commitments and contingent liabilities
                                            -------     --------
          Total Liabilities and
            Shareholders' Deficit        $    3,963    $   4,051
                                            =======     ========


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                              Three Months Ended
                                                   March 31
                                                1996       1995
                                                 (thousands)

   Cash flows from operating
    activities:
     Net loss                                   $(339)  $  (432)
     Adjustments to reconcile net
       loss to net cash provided (used)
       by operating activities:
         Depreciation and amortization             24        32
         Change in working capital:
           Increase in receivables, net          (266)      (95)
           Increase in inventories                (63)       (7)
           (Decrease) increase in trade
            accounts payable                       58       (42)
           Increase in other current items         89       167
           Increase in accrued pension
            liability, net                        134       267
         Other                                    (12)       (6)
                                               ------    ------
           Net cash (used) by operating
            activities                           (375)     (116)

   Cash flows from investing activities:
     Capital expenditures                         (12)       (4)

   Cash flows from financing activities:
     Net proceeds from issuance of long-
      term debt                                     -        67
     Payment of long-term debt                     (9)       (6)
                                               ------   -------
           Net cash provided (used) by
             financing activities                  (9)       61
                                               ------   -------
   Net (decrease) in cash and
    short-term investments                       (396)      (59)

   Cash and short-term investments at
    beginning of period                         1,881     2,225
                                              -------   -------
   Cash and short-term investments at
    end of period                            $  1,485  $  2,166
                                               ======    ======
   Supplemental information - interest
    paid                                     $      9  $      8
                                               ======    ======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   NOTES TO FINANCIAL STATEMENTS

   NOTE 1 - ACCOUNTING POLICIES

   This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's 1995 Annual Report.

   All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of Allis-Chalmers operating results for a full year.

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN
   Effective January 1, 1994 the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $10.0 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Subsequent updates to the underfunding calculation have increased the present value of the underfunding obligation to $11.9 million as of December 31, 1995. As a result of the underfunding condition and pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. Additional cash contributions required to eliminate this underfunding are estimated to be $2.3 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. The cash contribution due on April 15, 1996 in the amount of $637,000 was not made. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the Pension Benefit Guaranty Corporation (PBGC) in excess of the current net worth of the Company. However, the Company intends to continue discussions with the PBGC concerning its obligations under the Consolidated Plan. Although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate it options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing voluntary bankruptcy proceedings under the federal bankruptcy laws. The Company is not optimistic that in its current condition it will be able to raise additional capital to meet its obligations under the Consolidated Plan.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the first quarter of 1996 totaled $985,000 an increase from $769,000 in the first quarter of 1995. The increase in sales from the prior year is the result of a stronger market for machinery repair and services along with expanded sales efforts. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

   Gross margin, as a percentage of sales was 29.5% in the first quarter of 1996, an increase from 23.7% in 1995 as a result of increased sales and an increase in sales of more profitable services such as field services which are more labor intensive.

   Marketing and administrative expense was $326,000 in the first quarter of 1996 compared with $368,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Other expense was $327,000 in the first quarter of 1996 which included a non-cash expense of $339,000 for pension expense on the unfunded liability of approximately $11.9 million associated with the Consolidated Plan. Pension expense in the first quarter of 1995 was $267,000.

   The Company incurred a loss of $339,000, or $.34 per common share, in the first quarter of 1996 compared with a loss of $432,000, or $.43 per common share, in the same period of 1995. The loss in the first quarter of 1996 included an expense of $339,000 for pension expense on the unfunded liability of approximately $11.9 million associated with the Consolidated Plan.


   Financial Condition and Liquidity

   Cash and short term investments totaled $1.5 million at March 31, 1996 compared with $1.9 million at December 31, 1995.

   Trade receivables at March 31, 1996 were $532,000, reflecting an increase from the December 31, 1995 level of $265,000. This increase is primarily the result of increased sales.

   Non-trade receivables were $663,000 at March 31, 1996 primarily from the proceeds of the sale of the Company's BRB division in September 1994. Non-trade receivables were $664,000 at December 31, 1995.

   Inventory at March 31, 1996 was $191,000, an increase from $128,000 at year end 1995. The increased level is due to sales related to one long-term job not being recognized until completion, which is expected in May 1996.

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

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses were slightly in excess of assumed levels. The Company was advised by its independent actuaries that effective January 1, 1994 it was required to reflect such decreased mortality for funding calculation purposes. This change in the mortality assumptions and an increase in the assumption for future administrative expenses created an underfunded condition in the Consolidated Plan. The underfunding was $11.9 million on a present value basis as of December 31, 1995.

   This underfunded condition in the Consolidated Plan requires the Company to make significant cash contributions to the Consolidated Plan pursuant to ERISA minimum funding requirements starting in 1996. Such contributions are projected to be $2.5 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. On January 15, 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000 against the $2.5 million due in 1996, however, the $637,000 cash contribution due on April 15, 1996 was not made. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the PBGC in excess of the current net worth of the Company. However, the Company intends to continue discussions with the PBGC concerning its obligations under the Consolidated Plan. As previously reported, although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate it options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing voluntary bankruptcy proceedings under the federal bankruptcy laws. The Company is not optimistic that in its current condition it will be able to raise additional capital to meet its obligations under the Consolidated Plan.

   The Environmental Protection Agency (EPA) and certain state environmental protection agencies have requested information in connection with eleven potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with six additional sites. The EPA's claims with respect to one other site were withdrawn in 1994 based upon settlements reached with the EPA in the bankruptcy proceeding. In addition, eight third parties have asserted that Allis-Chalmers is responsible for cleanup costs or associated EPA fines in connection with eight additional sites. In three of these instances, Allis-Chalmers and other potentially responsible parties were sued for the cost of cleanup of these sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. In two of the lawsuits, plaintiffs agreed to a dismissal of the claims against Allis-Chalmers. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

   The Company's principal sources of cash include earnings from the operations of HDS, payments on obligations arising from the sale of BRB and interest income on marketable securities. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and the Company will continue to use cash generated by operations to fund such expenses over the remainder of 1996. However, the Company does not have sufficient cash to cover the unfunded pension liability payments.

   The necessity to assure liquidity emphasizes the need for the Company to continue in a prudent manner its search for appropriate acquisition candidates in order to increase the Company's operating base and generate positive cash flow.



   PART II.  OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

   The Company is a party to litigation matters and claims which are normal in the course of its operations, and, the results of litigation and claims cannot be predicted with certainty. Excluding any potential claims relating to the Company's failure to make the required contributions to the Consolidated Plan described herein, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position. See Part I, Item 2 "Management's Discussion and Analysis."

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  (27) - Financial Data Schedule

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the first quarter of 1996.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Allis-Chalmers Corporation
                                                  (Registrant)



                                            /s/ John T. Grigsby, Jr.
                                           John T. Grigsby, Jr.
                                           Vice Chairman, Executive Vice
                                           President and Chief Financial
                                           Officer

   May 14, 1996

                                  EXHIBIT INDEX


   Exhibit No.         Description

      (27)        Financial Data Schedule