Form 10-Q
period 1996-06-30
ALLIS CHALMERS CORP
filed 1996-08-14
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

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

   At August 6, 1996 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS


                                    Three Months Ended    Six Months Ended
                                         June 30               June 30
                                    1996       1995      1996       1995
                                      (thousands, except per share)

   Sales                           $ 1,156    $  853    $2,141    $ 1,622
   Cost of sales                       814       592     1,509      1,179
                                   ---------  -------   -------   --------
       Gross Margin                    342       261       632        443

   Marketing and administrative
    expense                            373       374       699        742
                                   ---------  -------   -------   --------

       Loss from Operations            (31)     (113)      (67)      (299)

   Other income (expense)
      Interest income                    1        38        34         65
      Interest expense                 (10)      (11)      (19)       (19)
      Other                           (338)     (274)     (665)      (539)
                                   ---------  -------   -------   --------
        Loss Before Income Taxes      (378)     (360)     (717)      (792)

   Charge in lieu of income taxes       -         -         -
                                                                       -
                                   ---------  -------   -------   --------

       Net Loss                    $  (378)   $ (360)   $ (717)   $  (792)
                                   =========  =======   =======   ========

       Net Loss per Common Share   $  (.38)   $ (.35)   $ (.71)   $  (.78)
                                   =========  =======   =======   ========


                        STATEMENT OF ACCUMULATED DEFICIT

             Six Months Ended June 30               1996       1995

   (thousands)

   Accumulated deficit - beginning of year       $  (8,018) $ (6,570)
   Net loss                                           (717)     (792)
                                                  --------  --------
   Accumulated deficit - June 30                 $  (8,735) $ (7,362)
                                                  ========  ========


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION


                                              June 30,     December 31,
                                                1996              1995
                                                    (thousands)
   Assets

   Cash and short-term investments            $  1,618        $  1,881
   Trade receivables, net                          268             265
   Non-trade receivables                           642             664
   Inventories, net                                151             128
   Other current assets                            195             206
                                              --------       ---------
          Total Current Assets                   2,874           3,144

   Net property, plant and equipment               894             907
                                              --------        --------
          Total Assets                        $  3,768        $  4,051
                                              ========        ========

   Liabilities and Shareholders' Deficit
   Current maturities of long-term debt       $    292        $    299
   Trade accounts payable                          110              73
   Accrued employee benefits                       105              80
   Accrued pension liability                     2,289           2,493
   Reserve for legal expenses                      275             275
   Other current liabilities                       287             324
                                               -------         -------
          Total Current Liabilities              3,358           3,544

   Accrued pension liability                    10,051           9,374
   Accrued postretirement benefit obligations      975           1,020
   Long-term debt                                   21              33

   Shareholders' deficit
     Common stock, ($.15 par value,
       authorized 2,000,000 shares,
       outstanding 1,003,028 at
       June 30, 1996 and December 31,
       1995)                                       152             152
     Capital in excess of par value              8,155           8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated on
      December 2, 1988)                         (8,735)         (8,018)
     Pension liability adjustment              (10,209)        (10,209)
                                              --------        --------
          Total Shareholders' Deficit          (10,637)         (9,920)

   Commitments and contingent liabilities                          -
                                              --------        --------
          Total Liabilities and Shareholders'
           Deficit                            $  3,768        $  4,051
                                              ========        ========


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS
                                                        Six Months Ended
                                                              June 30
                                                         1996        1995
                                                            (thousands)

   Cash flows from operating activities:
     Net loss                                         $ (717)     $  (792)
     Adjustments to reconcile net loss to
       net cash provided (used) by operating
       activities:
         Depreciation and amortization                    52           63
         Gain on sale of fixed assets                     (3)           -
         Change in working capital:
           Decrease in receivable, net                    19          157
           Increase in inventories                       (23)         (30)
           (Decrease) increase in trade accounts
            payable                                       37          (64)
           (Decrease) increase in other current
              items                                       (1)          62
          Increase in accrued pension liability,
              net                                        473          533
         Other                                           (45)         (17)
                                                    --------     --------
           Net cash (used) by operating
              activities                                (208)         (88)

   Cash flows from investing activities:
     Capital expenditures                                (39)         (38)
     Proceeds from sale of equipment                       3            4
                                                    --------     --------
           Net cash used by investing activities         (36)         (34)

   Cash flows from financing activities:
     Net proceeds from issuance of long-term debt          -           67
     Payment of long-term debt                           (19)         (16)
                                                    --------     --------
           Net cash provided (used) by financing
            activities                                   (19)          51
                                                    --------     --------
   Net (decrease) in cash and short-term
      investments                                       (263)         (71)

   Cash and short-term investments at
    beginning of period                                1,881        2,225
                                                    --------     --------
   Cash and short-term investments at
    end of period                                   $  1,618      $ 2,154
                                                    ========     ========
   Supplemental information - interest paid         $     19      $    19
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

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN
   Effective January 1, 1994 the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $10.0 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Subsequent updates to the underfunding calculation have increased the present value of the underfunding obligation to $11.9 million as of December 31, 1995. As a result of the underfunding condition and pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. Additional cash contributions required to eliminate this underfunding are estimated to be $2.3 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. The cash contributions due on April 15, 1996 and July 15, 1996, each in the amount of $637,000, were not made. Because the unpaid contributions now exceed $1,000,000, a lien has been filed by the Pension Benefit Guaranty Corporation (PBGC) against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional interest liability for the period of nonpayment and through the passage of time, may result in IRS excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the PBGC in excess of the current net worth of the Company. However, the Company intends to continue discussions with the PBGC concerning its obligations under the Consolidated Plan. Although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate it options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing voluntary bankruptcy proceedings under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the second quarter of 1996 totaled $1,156,000 an increase from $853,000 in the second quarter of 1995. The increase in sales from the prior year is the result of a stronger market for machinery repair and services along with expanded sales efforts. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary. Through June 1996 sales were $2,141,000 compared with $1,622,000 through the same period of 1995.

   Gross margin, as a percentage of sales was 29.6% in the second quarter of 1996, a slight decrease from 30.6% in 1995. Gross margin through June 1996 was 29.5% compared with 27.3% in the same period of the prior year.


   Marketing and administrative expense was $373,000 in the second quarter of 1996 compared with $374,000 in the prior year. For the first six months of 1996, marketing and administrative expense was $699,000, a decrease from the first six months of the prior year of $742,000. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Other expense was $338,000 in the second quarter of 1996 which included a non-cash expense of $339,000 for pension expense on the unfunded liability of approximately $11.9 million associated with the Consolidated Plan. Pension expense in the second quarter of 1995 was $267,000.

   The Company incurred a loss of $378,000, or $.38 per common share, in the second quarter of 1996 compared with a loss of $360,000, or $.35 per common share, in the same period of 1995. The loss in the second quarter of 1996 included an expense of $339,000 for pension expense on the unfunded liability of approximately $11.9 million associated with the Consolidated Plan.

   In the first half of 1996, the Company incurred a loss of $717,000 or $.71 per common share compared with a loss of $792,000 or $.78 per common share in the same period of 1995.


   Financial Condition and Liquidity

   Cash and short term investments totaled $1.6 million at June 30, 1996 compared with $1.9 million at December 31, 1995.

   Trade receivables at June 30, 1996 were $268,000, reflecting a slight increase from the December 31, 1995 level of $265,000.

   Non-trade receivables were $642,000 at June 30, 1996 primarily from the proceeds of the sale of the Company's BRB division in September 1994. Non-trade receivables were $664,000 at December 31, 1995.

   Inventory at June 30, 1996 was $151,000, an increase from $128,000 at year end 1995. The increased level is due to increased sales.

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

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses were slightly in excess of assumed levels. The Company was advised by its independent actuaries that effective January 1, 1994 it was required to reflect such decreased mortality for funding calculation purposes. This change in the mortality assumptions and an increase in the assumption for future administrative expenses created an underfunded condition in the Consolidated Plan. Based on the most recent recalculation, the underfunding was $11.9 million on a present value basis as of December 31, 1995.

   This underfunded condition in the Consolidated Plan requires the Company to make significant cash contributions to the Consolidated Plan pursuant to ERISA minimum funding requirements starting in 1996. Such contributions are projected to be $2.5 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. On January 15, 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000 against the $2.5 million due in 1996, however, the $637,000 cash contributions due on April 15 and July 15, 1996 were not made. Because the unpaid contributions now exceed $1,000,000, a lien has been filed by the PBGC against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional interest liability for the period of nonpayment and through the passage of time, may result in IRS excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the PBGC in excess of the current net worth of the Company. However, the Company intends to continue discussions with the PBGC concerning its obligations under the Consolidated Plan. As previously reported, although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate it options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing voluntary bankruptcy proceedings under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the second quarter of 1996.



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

                                           Allis-Chalmers Corporation
                                                  (Registrant)



                                           /s/ John T. Grigsby, Jr.
                                           John T. Grigsby, Jr.
                                           Vice Chairman, Executive Vice
                                           President and Chief Financial
                                           Officer

   August 14, 1996

                                  EXHIBIT INDEX

   Exhibit No.           Description

      (27)         Financial Data Schedule