Form 10-Q
period 1996-09-30
ALLIS CHALMERS CORP
filed 1996-11-14
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

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

   At November 5, 1996 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS


                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                       1996       1995        1996     1995
                                           (Thousands, except per share)

   Sales                             $  968      $ 770      $3,109     $2,392
   Cost of sales                        792        595       2,301      1,774
                                      -----      -----      ------     ------
       Gross Margin                     176        175         808        618

   Marketing and administrative
     expense                            307        335       1,006      1,077
                                      -----      -----      ------     ------

       Loss from Operations            (131)      (160)       (198)      (459)

   Other income (expense)
      Interest income                    16         34          50         99
      Interest expense                   (8)       (16)        (27)       (35)
      Other                            (338)      (260)     (1,003)      (799)
                                      -----      -----      ------     ------
        Loss Before Income Taxes       (461)      (402)     (1,178)    (1,194)

   Charge in lieu of income taxes         -          -           -          -
                                      -----      -----      ------     ------

       Net Loss                      $ (461)    $ (402)    $(1,178)   $(1,194)
                                     ======     ======     =======    =======
       Net Loss per Common Share     $ (.46)    $ (.40)    $ (1.17)   $ (1.18)
                                     ======     ======     =======    =======


                        STATEMENT OF ACCUMULATED DEFICIT

            Nine Months Ended September 30           1996         1995
                                                        (thousands)

   Accumulated deficit - beginning of year        $(8,018)     $(6,570)
   Net loss                                        (1,178)      (1,194)
                                                  -------      -------
   Accumulated deficit - September 30             $(9,196)     $(7,764)
                                                  =======      =======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                               September 30,   December 31,
                                                   1996           1995
                                                        (Thousands)
   Assets

   Cash and short-term investments                   $ 1,888     $  1,881
   Trade receivables, net                                424          265
   Non-trade receivables                                  92          664
   Inventories, net                                       75          128
   Other current assets                                  209          206
                                                     -------     --------
          Total Current Assets                         2,688        3,144

   Net property, plant and equipment                     891          907
                                                     -------     --------
          Total Assets                               $ 3,579     $  4,051
                                                     =======     ========

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt              $    38     $    299
   Trade accounts payable                                127           73
   Accrued employee benefits                              93           80
   Accrued pension liability                           2,289        2,493
   Reserve for legal expenses                            166          275
   Other current liabilities                             353          324
                                                     -------     --------
          Total Current Liabilities                    3,066        3,544

   Accrued pension liability                          10,390        9,374
   Accrued postretirement benefit obligations            956        1,020
   Long-term debt                                        265           33

   Shareholders' deficit
     Common stock, ($.15 par value, authorized
      2,000,000 shares, outstanding 1,003,028
      at September 30, 1996 and December 31, 1995)       152          152
     Capital in excess of par value                    8,155        8,155
     Accumulated deficit (accumulated deficit of
      $424,208 eliminated on December 2, 1988)        (9,196)      (8,018)
     Pension liability adjustment                    (10,209)     (10,209)
                                                     -------     --------
          Total Shareholders' Deficit                (11,098)      (9,920)

   Commitments and contingent liabilities            -------     --------

          Total Liabilities and Shareholders'
           Deficit                                   $ 3,579     $  4,051
                                                     =======     ========


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30
                                                       1996         1995
                                                         (thousands)

   Cash flows from operating activities:
     Net loss                                       $ (1,178)    $ (1,194)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                    58           88
         Gain on sale of fixed assets                     (3)           -
         Change in working capital:
           Decrease in receivable, net                   413           82
           Decrease (increase) in inventories             53          (92)
           Increase (decrease) in trade accounts
            payable                                       54          (62)
           (Decrease) increase in other current items    (70)          91
         Increase in accrued pension liability, net      812          800
         Other                                           (64)         (22)
                                                     -------      -------
           Net cash provided (used) by operating
            activities
                                                          75         (309)

   Cash flows from investing activities:
     Capital expenditures                                (42)         (84)
     Proceeds from sale of equipment                       3            4
                                                     -------      -------
           Net cash used by investing activities         (39)         (80)

   Cash flows from financing activities:
     Net proceeds from issuance of long-term debt        270           67
     Payment of long-term debt                          (299)         (24)
                                                     -------      -------
           Net cash provided (used) by financing
            activities                                   (29)          43
                                                     -------      -------
   Net increase (decrease) in cash and short-term
    investments                                            7         (346)

   Cash and short-term investments at
    beginning of period                                1,881        2,225
                                                     -------      -------
   Cash and short-term investments at
    end of period                                    $ 1,888      $ 1,879
                                                     =======      =======

   Supplemental information - interest paid          $    27      $    37
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

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN
   Effective January 1, 1994 the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $10.0 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Subsequent updates to the underfunding calculation have increased the present value of the underfunding obligation to $11.9 million as of December 31, 1995. As a result of the underfunding condition and pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. Additional cash contributions required to eliminate this underfunding are estimated to be $2.3 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. The cash contributions of $637,000 due on April 15, 1996 and July 15, 1996, and the cash contribution of $378,000 due on September 15, 1996, were not made.
   Because the unpaid contributions exceed $1,000,000, a lien has been filed by the Pension Benefit Guaranty Corporation (PBGC) against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional interest liability for the period of nonpayment and through the passage of time, may result in IRS excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the PBGC in excess of the current net worth of the Company. However, the Company intends to continue discussions with the PBGC concerning its obligations under the Consolidated Plan. Although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate it options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing voluntary bankruptcy proceedings under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the third quarter of 1996 totaled $968,000 an increase from $770,000 in the third quarter of 1995. The increase in sales from the prior year is the result of a stronger market for machinery repair and services along with expanded sales efforts. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary. Through September 1996 sales were $3,109,000 compared with $2,392,000 through the same period of 1995.

   Gross margin, as a percentage of sales, was 18.2% in the third quarter of 1996, a decrease from 22.7% in 1995 primarily due to product mix and down time. Gross margin through September 1996 was 26.0% compared with 25.8% in the same period of the prior year.

   Marketing and administrative expense was $307,000 in the third quarter of 1996 compared with $335,000 in the prior year. For the first nine months of 1996, marketing and administrative expense was $1,006,000, a decrease from $1,077,000 for the first nine months of the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Other expense was $338,000 in the third quarter of 1996 which included a non-cash expense of $339,000 for pension expense on the unfunded liability of approximately $11.9 million associated with the Consolidated Plan. Pension expense in the third quarter of 1995 was $267,000.

   The Company incurred a loss of $461,000, or $.46 per common share, in the third quarter of 1996 compared with a loss of $402,000, or $.40 per common share, in the same period of 1995. The loss in the third quarter of 1996 included an expense of $339,000 for pension expense on the unfunded liability of approximately $11.9 million associated with the Consolidated Plan.

   In the first nine months of 1996, the Company incurred a loss of $1,178,000 or $1.17 per common share compared with a loss of $1,194,000 or $1.18 per common share in the same period of 1995.


   Financial Condition and Liquidity

   Cash and short term investments totaled $1.9 million at September 30, 1996, no change from December 31, 1995.

   Trade receivables at September 30, 1996 were $424,000, reflecting an increase from the December 31, 1995 level of $265,000, primarily due to the timing of the billings for increased sales at the end of the quarter.

   Non-trade receivables were $92,000 at September 30, 1996 reflecting a major decrease from $664,000 at December 31, 1995. This decrease was the result of a negotiated settlement for $500,000 for amounts due from the sale of the Company's BRB division.

   Inventory at September 30, 1996 was $75,000, a decrease from $128,000 at year end 1995. The decrease is due to the completion of work in process jobs which occurred at the end of the quarter.

   Long-term debt, including current maturities at September 30, 1996, was $303,000 a decrease from $322,000 at December 31, 1995. The decrease in the current maturity balance at September 30, 1996 to $38,000 from the balance of $299,000 at December 31, 1995 was the result of the refinancing of a balloon payment due in August 1996. The effect of the decrease in the balance of the current maturities of long-term debt was offset by a similar increase in long- term debt.

   The A-C Reorganization Trust, pursuant to the Plan of Reorganization, funds all costs incurred by Allis-Chalmers which relate to implementation of the Plan of Reorganization, thus avoiding additional demands on the liquidity of the Company. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

   In 1988, the Plan of Reorganization provided for the contribution of $53.8 million to the Company's then-existing 11 salaried and inactive hourly pension plans. This funding, in addition to the then-existing assets in the pension plans, was used to establish a high-grade fixed income securities portfolio. The market value of the portfolio assets was matched to the present value of the expected pension benefits and administrative expenses of the plans in a way intended to make the pension fund immune from interest rate fluctuations, thus substantially eliminating the need for future Company contributions. Effective January 1, 1989, the 11 remaining Allis-Chalmers pension plans were consolidated into a single plan, the Consolidated Plan. Pursuant to its obligations under the Plan of Reorganization, the Company continues as the plan sponsor for the Consolidated Plan.

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

   This underfunded condition in the Consolidated Plan requires the Company to make significant cash contributions to the Consolidated Plan pursuant to ERISA minimum funding requirements starting in 1996. Such contributions are projected to be $2.5 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. On January 15, 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000 against the $2.5 million due in 1996, however, the $637,000 cash contributions due on April 15 and July 15, 1996 and the cash contribution of $378,000 due on September 15, 1996 were not made. Because the unpaid contributions exceed $1,000,000, a lien has been filed by the PBGC against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional interest liability for the period of nonpayment and through the passage of time, may result in IRS excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a termination of the Consolidated Plan will likely occur, with the consequence of a liability to the PBGC in excess of the current net worth of the Company. However, the Company intends to continue discussions with the PBGC concerning its obligations under the Consolidated Plan. As previously reported, although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate it options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing voluntary bankruptcy proceedings under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan.

   The Environmental Protection Agency (EPA) and certain state environmental protection agencies have requested information in connection with eleven potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with six additional sites. The EPA's claims with respect to one other site were withdrawn in 1994 based upon settlements reached with the EPA in the bankruptcy proceeding. In addition, eight third parties have asserted that Allis-Chalmers is responsible for cleanup costs or associated EPA fines in connection with eight additional sites. In three of these instances, Allis-Chalmers and other potentially responsible parties were sued for the cost of cleanup of these sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. In all three of the lawsuits, plaintiffs agreed to a dismissal of the claims against Allis-Chalmers. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

   The Company's principal sources of cash include earnings from the operations of HDS and interest income on marketable securities. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and the Company will continue to use cash generated by operations to fund such expenses. However, the Company does not have sufficient cash to cover the unfunded pension liability payments.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the third quarter of 1996.

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

                                 Allis-Chalmers Corporation
                                   (Registrant)

                                 /s/ John T. Grigsby, Jr.
                                 John T. Grigsby, Jr.
                                 Vice Chairman, Executive Vice
                                 President and Chief Financial
                                 Officer

   November 13, 1996

                              EXHIBIT INDEX

                Exhibit No.              Description

                    27               Financial Data Schedule