Form 10-K405
period 1996-12-31
ALLIS CHALMERS CORP
filed 1997-03-31
CIK 3982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

   (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

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

           At March 1, 1997 there were 1,003,028 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

                                                Parts of Form 10-K Into Which
                                                  Portions of Document are
             Document                            Incorporated by Reference

   Annual Report to Shareholders                             Parts I and II
   for fiscal year ended
   December 31, 1996

                             1996 FORM 10-K CONTENTS


   PART I

                     Item                                       Page

             1.  Business.                                        3
             2.  Properties.                                      5
             3.  Legal Proceedings.                               5
             4.  Submission of Matters to a Vote of
                    Security Holders.                             7

   PART II
             5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters.              8
             6.  Selected Financial Data.                         8
             7.  Management's Discussion and
                    Analysis of Financial
                    Condition and Results of Operations.          8
             8.  Financial Statements and
                    Supplementary Data.                           8
             9.  Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure.                         8

   PART III
           10.   Directors and Executive Officers
                    of the Registrant.                            9
           11.   Executive Compensation.                         12
           12.   Security Ownership of Certain
                    Beneficial Owners and
                    Management.                                  13
           13.   Certain Relationships and Related
                    Transactions.                                15

   PART IV
           14.   Exhibits, Financial Statement
                    Schedules and Reports on
                    Form 8-K.                                    16

   Signatures.                                                   21

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

   (c)  Narrative Description of Business

   The principal business activities of the Company are as follows:

   MACHINE REPAIR

   Sales of the machine repair business operated by Houston Dynamic Service, Inc. (HDS), a wholly-owned subsidiary of the Company, were $4,060,000 in 1996, a 27% increase from 1995 sales, $3,190,000 in 1995 and $3,580,000 in
   1994. The increase in sales from 1995 was primarily the result of strong market conditions coupled with a more focused marketing strategy and product offering.

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

   HDS employed 38 people on December 31, 1996. It operates out of a facility in Houston, Texas which was purchased by HDS in 1990. The facility includes repair shop and office space.

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

   In 1996 and 1995, Amoco Chemical was the only customer which accounted for 10% or more of total Company sales -- Amoco Chemical generated 16% of 1996
   sales and 26% of 1995 sales.   In 1994, the Company had two customers
   which accounted for 10% or more of total sales -- Amoco Chemical generated 19% and Chevron Corporation generated 15%.

   Expenditures relating to compliance with federal, state and local environmental protection laws are not expected to have a material effect on the Company's capital expenditures, results of operations, financial condition or competitive position. The Company is not aware of any present statutory requirements concerning environmental quality that would necessitate capital outlays which would materially affect the Company. In conjunction with consummation of the Plan of Reorganization, the Company settled all known environmental claims asserted by the United States Environmental Protection Agency (EPA) as well as claims asserted by certain state agencies. However, the EPA and third parties have claimed that Allis-Chalmers is liable for cleanup costs associated with certain hazardous waste disposal sites in which products manufactured and sold by Allis-Chalmers before consummation of the Plan of Reorganization were ultimately disposed of by others. Since Allis-Chalmers manufactured and sold the products disposed of in these sites before consummation of the Plan of Reorganization, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. See Item 3. LEGAL PROCEEDINGS.

   The Company's employment was 44, 34 and 41 at December 31, 1996, 1995 and 1994, respectively.

   For more detailed information, the 1996 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis should be read in their entirety.

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

   Before the settlement with the EPA in the bankruptcy proceedings, an attempt was made by the parties to identify all possible hazardous waste disposal sites and to settle all liabilities relating to those sites. Notwithstanding the breadth of the settlement, various EPA regional offices have continued to assert cleanup claims against Allis-Chalmers with respect to several sites. Apparently, not all offices of the EPA are aware of the settlement agreement, since at least two of these claims involve sites with respect to which the EPA specifically agreed not to sue.

   Certain other parties have asserted that the Company is responsible for environmental cleanup costs or associated EPA fines in connection with additional sites. In each instance the Company activities complained of occurred prior to the Company's bankruptcy proceedings and the third parties did not file proofs of claim in the bankruptcy proceedings. The filing of such proofs of claim is required by the Bankruptcy Code to effect a claim against a Chapter 11 debtor. A bankruptcy discharge defense has been asserted by the Company in each instance.

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


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                                     PART II


   The information required by Items 5, 6, 7 and 8 of Part II is incorporated by reference to the Company's 1996 Annual Report to Shareholders as follows:

       Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS - page 4 of 1996 Annual Report to
           Shareholders.

       Item 6. SELECTED FINANCIAL DATA - page 5 of 1996 Annual Report to Shareholders.

       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - pages 6 through 10 of 1996 Annual Report to Shareholders.

       Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - pages 11 through 26 of 1996 Annual Report to Shareholders.

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

       John R. Collins, age 69, a director since December 1988. Mr. Collins retired in 1989 after serving since 1985 as Administrative Assistant to the Secretary-Treasurer of International Union, United Automobile, Aerospace & Agricultural Implement Workers of America -- UAW.

       John T. Grigsby, Jr., age 56, a director since December 1988.
       Mr. Grigsby has been a Vice Chairman of the Board of the Company since May 1989, an Executive Vice President since October 1989 and Chief Financial Officer since January 1996, having previously served since December 1988 as the Company's Chairman and Chief Executive Officer. Prior to that time and since July 1987, Mr. Grigsby was employed by the Company as Managing Director, Restructure Project. Mr. Grigsby also serves as the A-C Reorganization Trustee, as President of Thomson McKinnon Securities, Inc. during winddown and liquidation of its affairs and President and Chief Executive Officer of N.W. Liquidating, Inc. He has been a director of 1st Southern Bank of Boca Raton, Florida since September 1987 and First Florida Industries, Inc. since July 1985.

       H. Sean Mathis, age 49, a director since December 1988. Mr. Mathis was elected as Chairman and Chief Executive Officer of the Company on January 16, 1996 and prior thereto, Mr. Mathis served as a Vice President of the Company since July, 1989. Mr. Mathis acted as the Federal Court Appointed Trustee for International Wire News Service Liquidation Corp., formerly United Press International (UPI), from August 1992 to May 1994. From November 1991 to July 1992, he served as Vice Chairman and a Director of UPI (then a news syndication service). Mr. Mathis was President and Chief Operating Officer of Ameriscribe Corporation, New York from May 1990 to October 1993 and is currently President and a Director of Universal Gym Equipment, Inc. From 1993 to 1995 Mr. Mathis was President and a Director of RCL Capital Corporation. He is also a Director of USTrails Inc., a private company, Allied Digital Technologies Corp. and Canadians Corp.

       Claude D. Montgomery, age 44, a director since December 1988. Since November 1996, Mr. Montgomery has been a partner in Phillips Lytle Hitchcock Blaine & Huber, a law firm. From June 1993 to October 1996, Mr. Montgomery was a director and shareholder in Marcus Montgomery P.C., a law firm, formerly known as Marcus Montgomery Wolfson P.C. Mr. Montgomery was a director and shareholder in Varet, Marcus & Fink P.C., formerly known as Milgrim, Thomajan & Lee P.C., attorneys, New York, from August 1989 through June 1993. Mr. Montgomery was a founding partner of Myerson & Kuhn, attorneys, New York, from January 1988 to July 1989. Prior to that time and since 1984, he was a founding partner of Booth, Marcus & Pierce, attorneys, New York.

       Robert E. Nederlander, age 63, a director since May 1989.
       Mr. Nederlander was elected by the Board of Directors on November 16, 1993 to serve as a Vice Chairman of the Board, having previously served as Chairman of the Board and Chief Executive Officer of the Company since May 1989. He resigned as Vice Chairman on October 18, 1996. He is also President and director of Nederlander Organization, Inc., New York, an owner and operator of one of the world's largest chains of theaters, since November 1981; President of Nederlander Television and Film Productions, Inc. since October 1985; Partner in New York Yankees Baseball Club since 1973 and Managing General Partner from September 13, 1990 through December 31, 1991; director and Chairman of the Board of Riddell Sports, Inc. since April 1988; Chairman of the Board of MEGO Financial Corporation since January 1988; and a director of MEGO Mortgage Corp., News Communications, Inc. and HFS Incorporated since 1995.

       John E. Sundman, age 70, a director since December 1988. Mr. Sundman retired in December 1991 as Vice President of Corcap, Inc., Hartford, Connecticut, a position which he held since July 1988, when Corcap was spun off by Lydall, Inc., Manchester, Connecticut. Prior to that time and since April 1978, he was Vice President, Chief Financial Officer and a director of Lydall, Inc. He remains a director of Corcap, Inc.

       Allan R. Tessler, age 60, a director since September 1992. Mr. Tessler served as Chairman of the Board and Chief Executive Officer
       of the Company from November 1993 until January 1996.   Mr. Tessler
       is Chairman of the Board and Chief Executive Officer of International Financial Group, Inc. since 1987; and Co-Chief Executive Officer of Data Broadcasting Corporation since June 1992. Mr. Tessler is also Chairman of the Board of Enhance Financial Services Group, Inc. and Jackpot Enterprises, Inc. and director of The Limited, Inc.

       Leonard Toboroff, age 63, a director since May 1989. Mr. Toboroff has been a Vice Chairman of the Board and an Executive Vice President of the Company since May 1989; a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present; a practicing attorney continuously since 1961 to the present; a director since August 1987 and former Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe Corporation; and formerly a director, Chairman and Chief Executive Officer from May 1982 through June 1982 and Vice Chairman June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also a director of Banner Aerospace, Inc. and Saratoga Beverage, Inc.

   (b) Identification of Executive Officers

   Name, Age as of March 1,
     1997, and Position                   Business Experience

   H. Sean Mathis, 49,                    See Item 10, subsection (a) above.
   Chairman of the Board and
   Chief Executive Officer

   Leonard Toboroff, 63,                  See Item 10, subsection (a) above.
   Vice Chairman of the Board
   and Executive Vice
   President

   John T. Grigsby, Jr., 56,              See Item 10, subsection (a) above.
   Vice Chairman of the Board,
   Executive Vice President and
   Chief Financial Officer

   Jeffrey I. Lehman, 47,                 Mr. Lehman commenced his employment
   Treasurer                              with Allis-Chalmers and was elected
                                          to his current position in
                                          February, 1996.  Since 1991, Mr.
                                          Lehman has been employed by the A-C
                                          Reorganization Trust and Thomson
                                          McKinnon Securities during winddown
                                          and liquidation of their affairs.
                                          He has also provided financial
                                          consultation since 1985.

   William L. Vaitl, 63,                  Mr. Vaitl commenced his employment
   Secretary & Assistant Treasurer        with Allis-Chalmers in July 1962
                                          serving in a number of management
                                          positions including Assistant
                                          Treasurer.  In December 1988 to the
                                          present, Mr. Vaitl commenced
                                          employment with the A-C
                                          Reorganization Trust.  In February
                                          1996, he was reappointed Assistant
                                          Treasurer and in April 1997,
                                          elected as corporate Secretary.


   (c)  Identification of Certain Significant Employees

        None

   (d)  Family Relationships

        None

   (e)  Business Experience

        See this Item 10, subsections (a) and (b) above.

   (f)  Involvement in Certain Legal Proceedings

        None

   (g)  Promoters and Control Persons

        Not applicable


   ITEM 11.  EXECUTIVE COMPENSATION.

   EXECUTIVE COMPENSATION

   No executive officer earned in excess of $100,000 in 1996. Allan R. Tessler and H. Sean Mathis who served as Chairman of the Board and Chief Executive Officer in 1995 and 1996, respectively, received no compensation. Mr. Tessler resigned from these positions on January 16, 1996.

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

   RETIREMENT PLAN

   The Allis-Chalmers Consolidated Pension Plan covers 6 active employees at the beginning of 1997. The Retirement Plan is a tax qualified defined benefit pension plan. Effective March 31, 1987, the Retirement Plan was capped and frozen, without further increase in benefits provided by the Company after that date.

   The retirement benefits paid under this plan are before any adjustment for a surviving spouse's pension and are not subject to Social Security offset or other deductions.

   SAVINGS PLAN

   The Company's Savings Plan was initiated in 1968. The Savings Plan permits the Company to contribute in its discretion cash or stock to participants' accounts. However, on June 1, 1985 the Company discontinued contributions to the Savings Plan. Employees may terminate voluntary participation in certain portions of the Savings Plan and withdraw their voluntary after tax contributions at any time. However, there are restrictions on withdrawals of the Company matching contributions.

   Upon retirement, death or other termination of employment, employee account balances generally may be withdrawn in lump sum or in installments. Withdrawal of contributions is also permitted for defined hardships.

   During 1996 contributions by Company participants to the Savings Plan under Section 401(k) of the Internal Revenue Code totaled $49,204. At December 31, 1996 there were a total of 234 participants in the Savings Plan, of whom 17 were active employees of the Company.

   COMPENSATION OF DIRECTORS

   Since December 1, 1990, the annual retainer for services as a director (previously $13,500 per year) has been suspended, the attendance fee for each Board meeting attended was reduced from $425 to $100 and the attendance fee for each Committee meeting was suspended.

   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

   None.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners

       The following table lists the beneficial ownership with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1997.


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

   (b) Security Ownership of Management

       The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 1, 1997 by directors, and all directors and executive officers as a group. Except as otherwise noted in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.


                                     Amount and Nature          Percent of
         Name                          of Ownership                Class

   John R. Collins                             0                        *
   John T. Grigsby, Jr.                    9,535                     1.0%
   H. Sean Mathis                              0                        *
   Claude D. Montgomery                    533(1)                       *
   Robert E. Nederlander               407,251(2)                 40.6%(2)
   John E. Sundman                         3,333                        *
   Allan R. Tessler                            0                        *
   Leonard Toboroff                    407,251(2)                 40.6%(2)

   All directors and
   officers as a group
   (nine persons)                        420,652                    42.0%

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

   (d) Transactions with Promoters

       Not applicable


                                     PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K.


   (a) The Selected Financial Data, Management's
       Discussion and Analysis and the Company's financial statements, together with the report thereon of Price Waterhouse LLP, appearing on pages 5 through 26 of the Company's 1996 Annual Report to Shareholders, are incorporated by reference in this Annual
       Report on Form 10-K. With the exception of the aforementioned information, the 1996
       Annual Report to Shareholders is not deemed to be filed as part of this report. The schedule to the financial statements listed below should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       Allis-Chalmers Corporation and Consolidated
       Subsidiaries - Schedule to Financial Statements:


            II.  Valuation and Qualifying Accounts.         Page 19

       Report of Independent Accountants on
       Financial Statement Schedule.
                                                            Page 20

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed in the fourth quarter of 1996.
       However, the Company filed a Form 8-K dated
       February 14, 1997 to report (under Item 5.) that it filed with the PBGC to initiate the termination of the Consolidated Plan.

   (c) Exhibits:

       2f.1. First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated
       Joint Plan of Reorganization dated September 14, 1988
       (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

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

       10.10.*Allis-Chalmers Savings Plan
       (incorporated by reference to the Company's
       Report on Form 10-K for the year ended
       December 31, 1988).

       10.11.*Allis-Chalmers Consolidated
       Pension Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

       10.12. Asset Purchase Agreement by and
       between Allis-Chalmers Corporation and BRB
       Industries Corp. dated as of August 4, 1994, and amended by and among Allis-Chalmers
       Corporation, BRB Industries Corp.
       and Power Manufacturing, Inc. as of
       September 22, 1994 (incorporated by reference to the Company's Report on Form 8-K dated September 22, 1994).

       13.1.  1996 Annual Report to Shareholders
       of Allis-Chalmers Corporation (only those portions of such Annual Report that are incorporated by reference in this
       Report on Form 10-K are deemed filed herewith).

       21.1.  Subsidiaries of Allis-Chalmers Corporation.

       27.1.  Financial Data Schedule.

       *A management contract or compensatory plan or arrangement.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                             (thousands)

                                     Balance at                                                                      Balance
      Year Ended                      Beginning                                                                     at Close
   December 31, 1994                 of Period                Additions                 Deductions                 of Period

   Doubtful receivables           $         249          $           73           $              3               $       319


   Plant rearrangement            $          68          $            0           $              0               $        68
                                  -------------            ------------               ------------                ----------
   Restructure costs                         48                       0                         48                         0
                                  -------------            ------------               ------------                ----------

                                  $         116          $            0           $             48               $        68
                                  =============            ============               ============                ==========

                                     Balance at                                                                      Balance
      Year Ended                      Beginning                                                                     at Close
   December 31, 1995                 of Period                Additions                 Deductions                 of Period

   Doubtful receivables           $         319          $            0            $            13               $       306

   Plant rearrangement           $           68          $            0           $              0              $         68
                                   ------------             -----------                -----------                ----------


                                     Balance at                                                                      Balance
      Year Ended                      Beginning                                                                     at Close
   December 31, 1996                 of Period                Additions                 Deductions                 of Period

   Doubtful receivables           $         306         $             0           $          276(a)             $         30

   Plant rearrangement           $           68         $             0            $            68             $           0
                                   ------------             -----------                 ----------                ----------


   (a) Includes writeoff of uncollectible receivables, less recoveries.


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



   To the Board of Directors
   of Allis-Chalmers Corporation


   Our audits of the consolidated financial statements referred to in our report dated March 24, 1997 appearing in the 1996 Annual Report to Shareholders of Allis-Chalmers Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



   PRICE WATERHOUSE LLP

   Milwaukee, Wisconsin
   March 24, 1997

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Allis-Chalmers Corporation



                                      /s/John T. Grigsby, Jr.
                                      John T. Grigsby, Jr.
                                      Vice Chairman, Executive Vice
                                      President and Chief Financial Officer
                                      Date:  March 15, 1997


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 15, 1997 by the following persons on behalf of the registrant and in the capacities indicated.



   /s/H. Sean Mathis                           /s/Robert E. Nederlander
   H. Sean Mathis                              Robert E. Nederlander,
   Chairman of the Board,                      Director
   Chief Executive Officer
   and Director



   /s/ John R. Collins                         /s/John E. Sundman
   John R. Collins, Director                   John E. Sundman, Director



   /s/John T. Grigsby, Jr.                     /s/Allan R. Tessler
   John T. Grigsby, Jr. Director               Allan R. Tessler, Director



   /s/Claude D. Montgomery                     /s/Leonard Toboroff
   Claude D. Montgomery, Director              Leonard Toboroff, Director

                                 EXHIBIT INDEX

   13.1.     1996 Annual Report to Shareholders of Allis-Chalmers
             Corporation (only those portions of such Annual Report that are incorporated by reference in this Report on Form 10-K are deemed filed herewith).

   21.1.     Subsidiaries of Allis-Chalmers Corporation.

   27.1.     Financial Data Schedule.