Form 10-Q
period 1997-03-31
ALLIS CHALMERS CORP
filed 1997-05-15
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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

   At May 9, 1997 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS


                                               Three Months Ended
                                                     March 31
                                                 1997           1996
                                            (thousands, except per share)

   Sales                                       $  1,028       $   985
   Cost of sales                                    817           695
                                                -------       -------
       Gross Margin                                 211           290

   Marketing and administrative expense             369           326
                                                -------       -------

       Loss from Operations                        (158)          (36)
                                                -------       -------
   Other income (expense)
      Interest income                                15            33
      Interest expense                               (8)           (9)
      Pension expense                              (466)         (339)
      Other                                          13            12
                                                -------       -------

       Net Loss                                $   (604)      $  (339)
                                                =======       =======

       Net Loss per Common Share               $
                                                   (.60)      $  (.34)
                                                =======       =======


                        STATEMENT OF ACCUMULATED DEFICIT

              Three Months Ended March 31        1997         1996
                                                    (thousands)

   Accumulated deficit - beginning of year     $ (9,746)      $(8,018)
   Net loss                                        (604)         (339)
                                               --------       -------
   Accumulated deficit - March 31              $(10,350)      $(8,357)
                                               ========       =======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                            March 31,        December 31,
                                              1997              1996
                                                   (thousands)
   Assets

   Cash and short-term investments             $1,024      $ 1,568
   Trade receivables, net                         739          652
   Non-trade receivables                           52           36
   Inventories, net                                77           93
   Other current assets
                                                  133          100
                                              -------       ------
          Total Current Assets                  2,025        2,449

   Net property, plant and equipment            1,024          937
                                              -------       ------
          Total Assets                         $3,049      $ 3,386
                                              =======       ======

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt        $   55      $    54
   Trade accounts payable                         138           82
   Accrued employee benefits                      150          136
   Accrued pension liability                    7,415        6,949
   Reserve for legal expenses                      50           50
   Other current liabilities                      131          356
                                               ------       ------
          Total Current Liabilities             7,939        7,627

   Accrued pension liability                    8,131        8,131
   Accrued postretirement benefit
      obligations                                 962          993
   Long-term debt                                 265          279

   Shareholders' deficit
     Common stock, ($.15 par value,
      authorized 2,000,000 shares,
      outstanding 1,003,028 at March 31,
      1997 and December 31, 1996)                 152          152
     Capital in excess of par value             8,155        8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated
      on December 2, 1988)                     (10,350)     (9,746)
     Pension liability adjustment
                                              (12,205)     (12,205)
                                              -------      -------
          Total Shareholders' Deficit         (14,248)     (13,644)

   Commitments and contingent liabilities
                                              -------      -------
          Total Liabilities and Shareholders'
           Deficit                             $3,049      $ 3,386
                                              =======      =======



   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                                 Three Months Ended
                                                      March 31
                                                   1997       1996
                                                     (thousands)

   Cash flows from operating activities:
     Net loss                                   $  (604)   $  (339)
     Adjustments to reconcile net loss to
       net cash provided (used) by
       operating activities:
         Depreciation and amortization               35         24
         Change in working capital:
           Increase in receivables, net            (103)      (266)
           Decrease (increase) in inventories        16        (63)
           Increase in trade accounts payable        56         58
           (Decrease) increase in other
             current items                         (244)        89
           Increase in accrued pension
             liability, net                         466        134
         Other                                      (31)       (12)
                                                 ------    -------
           Net cash (used) by operating
            activities                             (409)      (375)

   Cash flows from investing activities:
     Capital expenditures                          (122)       (12)

   Cash flows from financing activities:
     Net proceeds from issuance of
       long-term debt                                 -          -
     Payment of long-term debt                      (13)        (9)
                                                 ------    -------
           Net cash (used) by financing
            activities                              (13)        (9)
                                                 ------    -------
   Net (decrease) in cash and
    short-term investments                         (544)      (396)

   Cash and short-term investments at
    beginning of period                           1,568      1,881
                                                -------    -------
   Cash and short-term investments at
    end of period                               $ 1,024    $ 1,485
                                                =======    =======
   Supplemental information - interest paid     $     7    $     9
                                                =======    =======



   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   NOTES TO FINANCIAL STATEMENTS

   NOTE 1 - ACCOUNTING POLICIES

   This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's 1996 Annual Report.

   All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of Allis-Chalmers operating results for a full year.

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

   Effective January 1, 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $10.0 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Subsequent updates to the underfunding calculation have increased the present value of the underfunding obligation to $15.1 million as of December 31, 1996. As a result of the underfunding condition and pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. Additional cash contributions required to eliminate this underfunding were estimated to be $2.3 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. Except for the contribution of $205,000, subsequent contributions due through the date of this report have not been paid. Because unpaid contributions exceed $1,000,000, a lien has been filed by the Pension Benefit Guaranty Corporation (PBGC) against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional tax liability for the period of nonpayment and through the passage of time, may result in Internal Revenue Service (IRS) excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a Notice of Intent to terminate the Consolidated Plan was filed with the PBGC on February 12, 1997 to become effective April 14, 1997. The consequence of the Consolidated Plan termination is a liability to the PBGC significantly in excess of the Company's current net worth. While discussions with the PBGC have not reached a conclusion, the Company intends to continue such discussions concerning its obligations under the Consolidated Plan. Although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate its options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing another voluntary bankruptcy proceeding under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan. In the meantime, the Company continues to administer the Consolidated Plan.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the first quarter of 1997 totaled $1,028,000 an increase from $985,000 in the first quarter of 1996. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

   Gross margin, as a percentage of sales, was 20.5% in the first quarter of 1997, a decrease from 29.4% in 1996 primarily due to competitive pricing along with the product mix.

   Marketing and administrative expense was $369,000 in the first quarter of 1997 compared with $326,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Other expense was $453,000 in the first quarter of 1997 which included a non-cash expense of $466,000 for pension expense on the unfunded liability of approximately $15.1 million associated with the Consolidated Plan. Pension expense in the first quarter of 1996 was $339,000.

   The Company incurred a net loss of $604,000, or $.60 per common share, in the first quarter of 1997 compared with a net loss of $339,000, or $.34 per common share, in the same period of 1996. The loss in the first quarter of 1997 included an expense of $466,000 for pension expense on the unfunded liability of approximately $15.1 million associated with the Consolidated Plan.


   Financial Condition and Liquidity

   Cash and short term investments totaled $1.0 million at March 31, 1997, a decrease from $1.6 million from December 31, 1996.

   Trade receivables at March 31, 1997 were $739,000, reflecting an increase from the December 31, 1996 level of $652,000, primarily due to the timing of the billings for increased sales at the end of the quarter.

   Non-trade receivables were $52,000 at March 31, 1997 reflecting a slight increase from $36,000 at December 31, 1996.

   Inventory at March 31, 1997 was $77,000, a decrease from $93,000 at year end 1996.

   Long-term debt, including current maturities at March 31, 1997, was $320,000, a decrease from $333,000 at December 31, 1996.

   Other current liabilities at March 31, 1997 were $131,000, a decrease from $356,000 at December 31, 1996. A payment of approximately $198,000 was made to the A-C Reorganization Trust for legal costs paid by the A-C Reorganization Trust on behalf of the Company, during the first quarter.

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

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses were slightly in excess of assumed levels. The Company was advised by its independent actuaries that effective January 1, 1994 it was required to reflect such decreased mortality for funding calculation purposes. This change in the mortality assumptions and an increase in the assumption for future administrative expenses created an underfunded condition in the Consolidated Plan. Based on the most recent recalculation, the underfunding was $15.1 million on a present value basis as of December 31, 1996.

   As a result of the underfunding condition and pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. Additional cash contributions required to eliminate this underfunding were estimated to be $2.3 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. Except for the contribution of $205,000, subsequent contributions due through the date of this report have not been paid. Because unpaid contributions exceed $1,000,000, a lien has been filed by the PBGC against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional tax liability for the period of nonpayment and through the passage of time, may result in IRS excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a Notice of Intent to terminate the Consolidated Plan was filed with the PBGC on February 12, 1997 to become effective April 14, 1997.
   The consequence of the Consolidated Plan termination is a liability to the PBGC in excess of the Company's current net worth. While discussions with the PBGC have not reached a conclusion, the Company intends to continue such discussions concerning its obligations under the Consolidated Plan. Although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate its options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing another voluntary bankruptcy proceeding under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan.
   In the meantime, the Company continues to administer the Consolidated
   Plan.

   The Environmental Protection Agency (EPA) and certain state environmental protection agencies have requested information in connection with eleven potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with several additional sites. The EPA's claims with respect to one other site were withdrawn in 1994 based upon settlements reached with the EPA in the bankruptcy proceeding. In addition, certain third parties have asserted that Allis-Chalmers is liable for cleanup costs or associated EPA fines in connection with additional sites. In one of these instances a former site operator has joined Allis-Chalmers and 47 other potentially responsible parties as a third-party defendant in a lawsuit involving cleanup of one of the sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

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


   PART II.  OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

   See PART I. Item 2, "Management's Discussion and Analysis."

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  (27) - Financial Data Schedule

   (b)  Reports on Form 8-K

      On February 14, 1997 the Company filed a Current Report on Form 8-K dated February 14, 1997 to report (under Item 5 of Form 8-K) that the Company filed a Notice of Intent to Terminate the Consolidated Plan with the PBGC.


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

                                           Allis-Chalmers Corporation
                                                  (Registrant)


                                            /s/ John T. Grigsby, Jr.
                                           John T. Grigsby, Jr.
                                           Vice Chairman, Executive Vice
                                           President and Chief Financial
                                           Officer

   May 12, 1997

                                  EXHIBIT INDEX


   Exhibit No.            Description

      27             Financial Data Schedule