Form 10-Q
period 1997-06-30
ALLIS CHALMERS CORP
filed 1997-08-14
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

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

   At August 4, 1997 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS

                                    Three Months Ended   Six Months Ended
                                          June 30            June 30
                                     1997      1996      1997      1996
                                         (thousands, except per share)

   Sales                             $ 985   $ 1,156   $ 2,013   $ 2,141
   Cost of sales                       717       814     1,534     1,509
                                     -----   -------   -------   -------
       Gross Margin                    268       342       479       632

   Marketing and administrative
    expense                            355       373       724       699
                                     -----   -------   -------   -------

       Loss from Operations            (87)      (31)     (245)      (67)

   Other income (expense)
      Interest income                   11         1        26        34
      Interest expense                 (12)      (10)      (20)      (19)
      Pension expense                 (466)     (338)     (932)     (677)
      Other                              0         0        13        12
                                     -----   -------   -------   -------

       Net Loss                      $(554)  $ (378)   $(1,158)  $  (717)
                                     =====   ======    =======   =======

       Net Loss per Common Share     $(.55)  $ (.38)   $ (1.15)  $  (.71)
                                     =====   ======    =======   =======


                        STATEMENT OF ACCUMULATED DEFICIT

                      Six Months Ended June 30           1997      1996
                                                          (thousands)
   Accumulated deficit - beginning of year            $ (9,746)  $(8,018)
   Net loss                                             (1,158)     (717)
                                                      --------   -------
   Accumulated deficit - June 30                      $(10,904)  $(8,735)
                                                      ========   =======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                                       June 30,  December 31,
                                                         1997       1996
                                                          (thousands)
   Assets

   Cash and short-term investments                    $    915   $  1,568
   Trade receivables, net                                  577        652
   Non-trade receivables                                    40         36
   Inventories, net                                         94         93
   Other current assets                                    135        100
                                                      --------   --------
          Total Current Assets                           1,761      2,449

   Net property, plant and equipment                     1,093        937
                                                      --------   --------

          Total Assets                                $  2,854   $  3,386
                                                      ========   ========

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt               $     56    $    54
   Trade accounts payable                                   86         82
   Accrued employee benefits                               144        136
   Accrued pension liability                             7,881      6,949
   Reserve for legal expenses                               50         50
   Other current liabilities                               111        356
                                                      --------   --------

          Total Current Liabilities                      8,328      7,627

   Accrued pension liability                             8,131      8,131
   Accrued postretirement benefit obligations              946        993
   Long-term debt                                          251        279

   Shareholders' deficit
     Common stock, ($.15 par value, authorized
      2,000,000 shares, outstanding 1,003,028
      at June 30, 1997 and December 31, 1996)              152        152
     Capital in excess of par value                      8,155      8,155
     Accumulated deficit (accumulated deficit of
      $424,208 eliminated on December 2, 1988)         (10,904)    (9,746)
     Pension liability adjustment                      (12,205)   (12,205)
                                                      --------   --------

          Total Shareholders' Deficit                  (14,802)   (13,644)

   Commitments and contingent liabilities                    -          -
                                                      --------   --------
          Total Liabilities and Shareholders'
           Deficit                                    $  2,854   $  3,386
                                                      ========   ========


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                                        Six Months Ended
                                                             June 30
                                                          1997      1996
                                                           (thousands)

   Cash flows from operating activities:
     Net loss                                          $(1,158)  $  (717)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                      70        52
         Gain on sale of fixed assets                      (13)       (3)
         Change in working capital:
           Decrease in receivables, net                     71        19
           Increase in inventories                          (1)      (23)
           Increase in trade accounts payable                4        37
           Decrease in other current items                (272)       (1)
           Increase in accrued pension liability, net      932       473
         Other                                             (47)      (45)
                                                       -------    ------

           Net cash (used) by operating activities        (414)     (208)

   Cash flows from investing activities:
     Capital expenditures                                 (228)      (39)
     Proceeds from sale of equipment                        15         3
                                                       -------    ------

           Net cash used by investing activities          (213)      (36)

   Cash flows from financing activities:
     Net proceeds from issuance of long-term debt            -         -
     Payment of long-term debt                             (26)      (19)
                                                       -------    ------

           Net cash used by financing activities           (26)      (19)
                                                       -------    ------

   Net decrease in cash and short-term investments        (653)     (263)

   Cash and short-term investments at
    beginning of period                                  1,568     1,881
                                                       -------    ------
   Cash and short-term investments at
    end of period                                      $   915   $ 1,618
                                                       =======   =======

   Supplemental information - interest paid            $    20   $    19
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

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

   Effective January 1, 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $9.0 million. In the fourth quarter of 1993, the Company recorded the liability related to this underfunded position, resulting in the elimination of its shareholders' equity. Subsequent updates to the underfunding calculation have increased the present value of the underfunding obligation to $15.1 million as of December 31, 1996. As a result of the underfunding condition and pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. Additional cash contributions required to eliminate this underfunding were estimated to be $2.3 million in 1996, $3.6 million in 1997 and $12.2 million between 1998 and 2002. Except for the contribution of $205,000, subsequent contributions due through the date of this report have not been paid. Because unpaid contributions exceed $1,000,000, a lien has been filed by the Pension Benefit Guaranty Corporation (PBGC) against the Company in favor of the Consolidated Plan. The unpaid contributions result in additional tax liability for the period of nonpayment and through the passage of time, may result in Internal Revenue Service (IRS) excise tax penalties if they remain unpaid. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a Notice of Intent to terminate the Consolidated Plan was filed with the PBGC on February 12, 1997 to become effective April 14, 1997. The consequence of the Consolidated Plan termination is a liability to the PBGC significantly in excess of the Company's current net worth. While discussions with the PBGC have not reached a conclusion, the Company intends to continue such discussions concerning its obligations under the Consolidated Plan. Although it is not possible to predict the outcome of such discussions, if the Company is unable to negotiate a settlement with the PBGC on terms that are acceptable to the Company, Allis-Chalmers will be required to evaluate its options, which include attempting to raise additional capital to eliminate the underfunding or seeking protection from its creditors by commencing another voluntary bankruptcy proceeding under the federal bankruptcy laws. The Company does not believe it will be able to raise additional capital to meet its obligations under the Consolidated Plan. In the meantime, the Company continues to administer the Consolidated Plan.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the second quarter of 1997 totaled $985,000 a decrease from $1,156,000 in the second quarter of 1996. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary. Through June 1997 sales were $2,013,000 compared with $2,141,000 through the same period of 1996.

   Gross margin, as a percentage of sales, was 27.2% in the second quarter of 1997, a decrease from 29.6% in 1996. Gross margin through June 1997 was 23.8% compared with 29.5% in the same period of the prior year, primarily due to competitive pricing along with the product mix.

   Marketing and administrative expense was $355,000 in the second quarter of 1997 compared with $373,000 in the prior year. For the first six months of 1997, marketing and administrative expense was 724,000, a slight increase from the first six months of the prior year of $699,000. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Pension expense was $466,000 in the second quarter of 1997 which was a non-cash expense on the unfunded liability of approximately $15.1 million associated with the Consolidated Plan. Pension expense in the second quarter of 1996 was $338,000.

   The Company incurred a net loss of $554,000, or $.55 per common share, in the second quarter of 1997 compared with a net loss of $378,000, or $.38 per common share, in the same period of 1996. The loss in the second quarter of 1997 included an expense of $466,000 for pension expense on the unfunded liability of approximately $15.1 million associated with the Consolidated Plan.

   In the first half of 1997, the Company incurred a loss of $1,158,000 or $1.15 per common share compared with a loss of $717,000 or $.71 per common share in the same period of 1996.


   Financial Condition and Liquidity

   Cash and short term investments totaled $915,000 at June 30, 1997, a decrease from $1,568,000 at December 31, 1996.

   Trade receivables, net at June 30, 1997 were $577,000, reflecting a decrease from the December 31, 1996 level of $652,000, primarily due to decreased sales.

   Inventory at June 30, 1997 was $94,000, a slight increase from $93,000 at year end 1996.

   Net property, plant and equipment was $1,093,000 at June 30, 1997 an increase from $937,000 at year end 1996. For the six months ending June 30, 1997, $228,000 of capital expenditures were made.

   Long-term debt, including current maturities at June 30, 1997, was $307,000, a decrease from $333,000 at December 31, 1996.

   Other current liabilities at June 30, 1997 were $111,000, a decrease from $356,000 at December 31, 1996. A payment of approximately $198,000 was made to the A-C Reorganization Trust for legal costs paid by the A-C Reorganization Trust on behalf of the Company, during the second quarter.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the second quarter of 1997.

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

                                      Allis-Chalmers Corporation
                                           (Registrant)


                                      /s/ John T. Grigsby, Jr.
                                      John T. Grigsby, Jr.
                                      Vice Chairman, Executive Vice
                                      President and Chief Financial
                                      Officer

   August 13, 1997

                                  EXHIBIT INDEX

   Exhibit No.         Description

        27        Financial Data Schedule