Form 10-Q
period 1997-09-30
ALLIS CHALMERS CORP
filed 1997-11-14
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

            (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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

   At November 7, 1997 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS


                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                  1997          1996      1997          1996
                                      (Thousands, except per share)

   Sales                        $    813    $    968     $  2,826   $  3,109
   Cost of sales                     652         792        2,186      2,301
                                 -------     -------      -------    -------
       Gross Margin                  161         176          640        808

   Marketing and
    administrative expense           356         307        1,080      1,006
                                 -------     -------      -------    -------
       Loss from Operations         (195)       (131)        (440)      (198)

   Other income (expense)
      Interest income                 10          16           36         50
      Interest expense                (8)         (8)         (28)       (27)
   Pension expense                  (465)       (338)      (1,397)    (1,014)
      Other                            0           0           13         11
                                 -------     -------      -------   --------
       Net Loss                 $   (658)   $   (461)    $ (1,816)  $ (1,178)
                                 =======     =======      =======   ========
    Net Loss per
      Common Share              $   (.66)   $   (.46)    $  (1.81)  $  (1.17)
                                 =======     =======      =======   ========


                      STATEMENT OF ACCUMULATED DEFICIT

                 Nine Months Ended September 30       1997          1996
                                                   (thousands)

   Accumulated deficit - beginning of year         $  (9,746)     $(8,018)
   Net loss                                           (1,816)      (1,178)
                                                    --------      -------
   Accumulated deficit - September 30               $(11,562)     $(9,196)
                                                    ========      =======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                           September 30,  December 31,
                                               1997           1996
                                                  (Thousands)
   Assets

   Cash and short-term investments           $  822        $ 1,568
   Trade receivables, net                       461            652
   Non-trade receivables                         21             36
   Inventories, net                             112             93
   Other current assets                         146            100
                                            -------        -------
          Total Current Assets                1,562          2,449

   Net property, plant and equipment          1,073            937
                                            -------        -------
          Total Assets                       $2,635        $ 3,386
                                            =======        =======

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt      $   49         $   54
   Trade accounts payable                        79             82
   Accrued employee benefits                    139            136
   Accrued pension liability                  8,347          6,949
   Reserve for legal expenses                    50             50
   Other current liabilities                    126            356
                                            -------        -------
          Total Current Liabilities           8,790          7,627

   Accrued pension liability                  8,131          8,131
   Accrued postretirement benefit
    obligations                                 931            993
   Long-term debt                               243            279

   Shareholders' deficit
     Common stock, ($.15 par value,
      authorized 2,000,000 shares,
      outstanding 1,003,028 at
      September 30, 1997 and
      December 31, 1996)                        152            152
     Capital in excess of par value           8,155          8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated
      on December 2, 1988)                  (11,562)        (9,746)
     Pension liability adjustment           (12,205)       (12,205)
                                            -------        -------
          Total Shareholders' Deficit       (15,460)       (13,644)

   Commitments and contingent
    liabilities                                   -              -
                                            -------        -------
          Total Liabilities and
           Shareholders' Deficit             $2,635        $ 3,386
                                            =======        =======


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS


                                                   Nine Months Ended
                                                      September 30
                                                   1997            1996
                                                       (thousands)

   Cash flows from operating activities:
     Net loss                                    $(1,816)        $ (1,178)
     Adjustments to reconcile net loss to
       net cash (used) provided by
       operating activities:
         Depreciation and amortization               107               58
         Gain on sale of fixed assets                (13)              (3)
         Change in working capital:
           Decrease in receivables, net              206              413
           (Increase) decrease in inventories        (19)              53
           (Decrease) increase in trade accounts
            payable                                   (3)              54
           Decrease in other current items          (273)             (70)
         Increase in accrued pension
           liability, net                          1,398              812
         Other                                       (62)             (64)
                                                  ------          ------
           Net cash (used) provided by
             operating activities                   (475)              75

   Cash flows from investing activities:
     Capital expenditures                           (245)             (42)
     Proceeds from sale of equipment                  15                3
                                                 -------          -------
           Net cash used by investing
            activities                              (230)             (39)

   Cash flows from financing activities:
     Net proceeds from issuance of
       long-term debt                                  -              270
     Payment of long-term debt                       (41)            (299)
                                                 -------          -------
           Net cash used by financing
             activities                              (41)             (29)
                                                 -------          -------
   Net increase (decrease) in cash and
    short-term investments                          (746)               7

   Cash and short-term investments at
    beginning of period                            1,568            1,881
                                                 -------          -------
   Cash and short-term investments at
    end of period                                $   822         $  1,888
                                                 =======          =======
   Supplemental information - interest
    paid                                         $    28         $     27
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

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

   Effective January 1, 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $9.0 million. Subsequent updates to the underfunding calculation increased the present value of the underfunding obligation to $15.1 million as of December 31, 1996.
   Pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000, however, subsequent required contributions were not paid. Because such unpaid contributions exceeded $1,000,000, a lien was filed by the Pension Benefit Guaranty Corporation (PBGC) against the Company in favor of the Consolidated Plan. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a Notice of Intent to terminate the Consolidated Plan was filed with the PBGC on February 12, 1997 to become effective April 14, 1997.

   On September 30, 1997, the PBGC issued a determination approving the Company's request for the distress termination of the Consolidated Plan effective April 14, 1997, citing the significant underfunding of the Consolidated Plan and the fact that the Company demonstrated that it does not have the resources to fund the cash contributions necessary to meet ERISA funding requirements.

   In connection with the PBGC's action, the Company incurred a statutory liability to the PBGC for the amount of the Consolidated Plan's underfunded benefit liabilities, calculated using ERISA termination assumptions to be $63,000,000. The Company may also have liability for certain taxes arising from the Consolidated Plan's accumulated funding deficiency.

   The Company and the PBGC have entered into an agreement in principle to settle all Consolidated Plan- related obligations to the PBGC. The agreement in principle, which is subject to definitive documentation and to an acceptable resolution of the Company's tax liability, will give PBGC 35% of the Company's common stock.

   The Company has initiated discussions with the Internal Revenue Service
   (IRS) concerning the Consolidated Plan-related taxes. Although it is not possible to predict the outcome of discussions with the IRS, failure to reach an acceptable agreement could jeopardize the continuation of the Company.


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the third quarter of 1997 totaled $813,000 a decrease from $968,000 in the third quarter of 1996. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary. Through September 1997 sales were $2,826,000 compared with $3,109,000 through the same period of 1996. The slight decline was the result of very competitive pricing in the market place.

   Gross margin, as a percentage of sales, was 19.8% in the third quarter of 1997, an increase from 18.2% in 1996. Gross margin through September 1997 was 22.6% compared with 26.0% in the same period of the prior year, primarily due to competitive pricing along with product mix.

   Marketing and administrative expense was $356,000 in the third quarter of 1997 compared with $307,000 in the prior year. The increase is due to aggressive sales and marketing programs. For the first nine months of 1997, marketing and administrative expense was $1,080,000, a slight increase from the first nine months of the prior year of $1,006,000. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   Pension expense was $465,000 in the third quarter of 1997 which was a non-cash expense on the unfunded liability of approximately $15,100,000 associated with the Consolidated Plan. Pension expense in the third quarter of 1996 was $338,000.

   The Company incurred a net loss of $658,000, or $.66 per common share, in the third quarter of 1997 compared with a net loss of $461,000, or $.46 per common share, in the same period of 1996.

   In the first nine months of 1997, the Company incurred a loss of $1,816,000 or $1.81 per common share compared with a loss of $1,178,000 or $1.17 per common share in the same period of 1996.


   Financial Condition and Liquidity

   Cash and short term investments totaled $822,000 at September 30, 1997, a decrease from $1,568,000 at December 31, 1996.

   Trade receivables, net at September 30, 1997 were $461,000, reflecting a decrease from the December 31, 1996 level of $652,000, primarily due to decreased sales.

   Inventory at September 30, 1997 was $112,000, an increase from $93,000 at year end 1996 due to material acquired for work in process.

   Net property, plant and equipment was $1,073,000 at September 30, 1997 an increase from $937,000 at year end 1996. For the nine months ending September 30, 1997, $245,000 of capital expenditures were made to insure cost competitiveness and ability to reach new markets.

   Long-term debt, including current maturities at September 30, 1997, was $292,000, a decrease from $333,000 at December 31, 1996.

   Other current liabilities at September 30, 1997 were $126,000, a decrease from $356,000 at December 31, 1996. A payment of approximately $198,000 was made to the A-C Reorganization Trust for legal costs paid by the A-C Reorganization Trust on behalf of the Company during the first quarter of 1997.

   The A-C Reorganization Trust, pursuant to the Plan of Reorganization, funds all costs incurred by Allis-Chalmers which relate to implementation of the Plan of Reorganization, thus avoiding additional demands on the liquidity of the Company. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

   In 1988, the Plan of Reorganization provided for the contribution of $53.8 million to the Company's then-existing 11 salaried and inactive hourly pension plans. This funding, in addition to the then-existing assets in the pension plans, was used to establish a high-grade fixed income securities portfolio. The market value of the portfolio assets was matched to the present value of the expected pension benefits and administrative expenses of the plans in a way intended to make the pension fund immune from interest rate fluctuations, thus substantially eliminating the need for future Company contributions. Effective January 1, 1989, the 11 remaining Allis-Chalmers pension plans were consolidated into a single plan, the Consolidated Plan. Pursuant to its obligations under the Plan of Reorganization, the Company continued as the plan sponsor for the Consolidated Plan.

   For the years 1989 through 1994, retirees eligible for benefits under the Consolidated Plan as a group, outlived the projections based on the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. During this period, actual administrative expenses were slightly in excess of assumed levels.

   Effective January 1, 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Plan. Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, it was determined that the Consolidated Plan was underfunded on a present value basis by approximately $9.0 million. Subsequent updates to the underfunding calculation increased the present value of the underfunding obligation to $15.1 million as of December 31, 1996. Pursuant to ERISA minimum funding requirements, on January 15, 1996 the Company made a cash contribution to the Consolidated Plan in the amount of $205,000, however, subsequent required contributions were not paid. Because such unpaid contributions exceeded $1,000,000, a lien was filed by the PBGC against the Company in favor of the Consolidated Plan. Given the inability of the Company to fund the entire underfunding obligation with its current financial resources, a Notice of Intent to terminate the Consolidated Plan was filed with the PBGC on February 12, 1997 to become effective April 14, 1997.

   On September 30, 1997, the PBGC issued a determination approving the Company's request for the distress termination of the Consolidated Plan effective April 14, 1997, citing the significant underfunding of the Consolidated Plan and the fact that the Company demonstrated that it does not have the resources to fund the cash contributions necessary to meet ERISA funding requirements.

   In connection with the PBGC's action, the Company incurred a statutory liability to the PBGC for the amount of the Consolidated Plan's underfunded benefit liabilities, calculated using ERISA termination assumptions to be $63,000,000. The Company may also have liability for certain taxes arising from the Consolidated Plan's accumulated funding deficiency.

   The Company and the PBGC have entered into an agreement in principle to settle all Consolidated Plan-related obligations to the PBGC. The agreement in principle, which is subject to definitive documentation and to an acceptable resolution of the Company's tax liability, will give PBGC 35% of the Company's common stock.

   The Company has initiated discussions with the IRS concerning the Consolidated Plan-related taxes. Although it is not possible to predict the outcome of discussions with the IRS, failure to reach an acceptable agreement could jeopardize the continuation of the Company.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the third quarter of 1997.



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

                                           Allis-Chalmers Corporation
                                                  (Registrant)


                                            /s/ John T. Grigsby, Jr.
                                           John T. Grigsby, Jr.
                                           Vice Chairman, Executive Vice
                                           President and Chief Financial
                                           Officer

   November 13, 1997

                                  EXHIBIT INDEX

   Exhibit No.               Description

      27             Financial Data Schedule