Form 10-K405
period 1997-12-31
ALLIS CHALMERS CORP
filed 1998-03-31
CIK 3982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

            (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

           At March 3, 1998, there were 1,003,028 shares of Common Stock outstanding.

                             1997 FORM 10-K CONTENTS

   PART I

                     Item                                   Page

             1.  Business.                                    3
             2.  Properties.                                  5
             3.  Legal Proceedings.                           5
             4.  Submission of Matters to a Vote of
                   Security Holders.                          7

   PART II
             5.  Market for Registrant's Common Equity
                   and Related Stockholder Matters.           8
             6.  Selected Financial Data.                     9
             7.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.                            10
             7A. Quantitative and Qualitative
                   Disclosures about Market Risk.            14
             8.  Financial Statements and Supplementary
                   Data.                                     15
             9.  Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure.                     30

   PART III
           10.   Directors and Executive Officers
                   of the Registrant.                        31
           11.   Executive Compensation.                     34
           12.  Security Ownership of Certain
                   Beneficial Owners and Management.         35
           13.   Certain Relationships and Related
                   Transactions.                             37

   PART IV
           14.   Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K.                  38

           Signatures.                                       41

                                     PART I


   ITEM 1.  BUSINESS.

   (a)  Development of the Business

   GENERAL

   Allis-Chalmers Corporation (Allis-Chalmers or the Company) was incorporated in 1913 under Delaware law. The Company sold its major operating businesses in 1988 in accordance with its First Amended and Restated Joint Plan of Reorganization (Plan of Reorganization) under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was confirmed by the Bankruptcy Court on October 31, 1988 after acceptance by creditors and shareholders and was consummated on December 2, 1988. See Item 3. LEGAL PROCEEDINGS for a discussion of such proceedings.

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

   (c)  Narrative Description of Business

   The principal business activities of the Company are as follows:

   MACHINE REPAIR

   Sales of the machine repair business operated by Houston Dynamic Service, Inc. (HDS), a wholly-owned subsidiary of the Company, were $4,062,000 in 1997, $4,060,000 in 1996 and $3,190,000 in 1995. The increase in 1996 and 1997 sales from 1995 was primarily the result of strong market conditions coupled with a more focused marketing strategy and product offering.

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

   HDS employed 36 people on December 31, 1997. It operates out of a facility in Houston, Texas which was purchased by HDS in 1990. The facility includes repair shop and office space.

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

   During the past three years, Amoco Chemical was the only customer which accounted for 10% or more of total Company sales -- Amoco Chemical generated 12% of 1997 sales, 16% of 1996 sales and 26% of 1995 sales.

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

   The Company's employment was 42, 44 and 34 at December 31, 1997, 1996 and 1995, respectively.

   For more detailed information, the audited 1997 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in their entirety.

   (d)     Financial Information About Foreign and
           Domestic Operations and Export Sales

   The Company has no foreign operations or significant export sales.


   ITEM 2. PROPERTIES.

   The Company's principal operating facility is a repair shop and office building in Houston, Texas, which is owned by HDS. Allis-Chalmers leases its administrative offices in West Allis, Wisconsin on a short-term basis. The facilities are considered adequate and suitable for the Company's principal business.


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

   For a description of restrictions on the transfer of the common stock of the reorganized Company, see Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


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


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

   The Company's Plan of Reorganization provided for cancelling the old common stock of Allis-Chalmers on December 2, 1988 and issuing new common stock of the reorganized Company (Common Stock) to certain holders of claims and interests, including holders of old common stock.

   After receiving approval of a majority of shareholders of Common Stock, the Company amended its Amended and Restated Certificate of Incorporation (Amendment), effective as of July 8, 1992, to effect a 1-for-15 reverse stock split of the Common Stock pursuant to which each 15 shares of Common Stock, $.01 par value per share, were combined into one share of new Common Stock, $.15 par value per share. In lieu of the issuance of fractional shares of Common Stock, the Amendment provided that shareholders owning less than 15 shares of Common Stock were entitled to receive a cash payment at the rate of $8.85 per share of Common Stock (equivalent to $0.59 per share of the presplit Common Stock). This action, decreased the number of outstanding shares of Common Stock to 1,003,596 from 15,164,195 shares immediately prior to the reverse stock split and decreased the number of shareholders to 7,408 from 17,799 prior to the reverse stock split. Per share amounts in the accompanying financial statements reflect the reverse stock split.

   Pursuant to the Stock Sales Escrow Agreement which was established in conjunction with the Plan of Reorganization, the Company's stock transfer agent, Continental Stock Transfer & Trust Company, completed the first release of shares of Common Stock from escrow in July 1992. Stock certificates, representing approximately 40% of the outstanding shares of Common Stock held in escrow, were distributed to shareholders of record as of the close of business on July 8, 1992. The balance of the outstanding shares of Common Stock were released from escrow on August 1, 1995.

   The Common Stock is subject to trading restrictions that are set forth in its Amended and Restated Certificate of Incorporation. The trading restrictions are designed to maximize the likelihood of preserving the Company's substantial net operating loss carryforwards. There is no established public trading market for the Common Stock. It is not certain when or if trading in the Common Stock will commence or on which registered stock exchange or quotation system, if any, the Common Stock may eventually be listed or quoted. At the present time, the Company does not intend to file a listing application to any registered national stock exchange or Nasdaq for trading or quotation of the Common Stock.

   No dividends were declared or paid during 1997, 1996 or 1995.



   ITEM 6.  SELECTED FINANCIAL DATA. 1.

                                            1997          1996         1995         1994         1993
                                                  (millions, except per share data)
   Statement of Income Data:
     Sales                                  $4.1          $ 4.1     $   3.2      $   3.6      $   3.3

     Income (loss) from:
       Continuing Operations               (66.5)          (1.7)       (1.4)        (1.1)        (1.3)
       Discontinued Operations                 -              -        -            (0.2)         0.2
       Sale of molded fabric
         products division                     -              -        -            (2.9)           -
       Cumulative effect of
        accounting change                      -              -           -            -         (1.0)
                                      ----------      ---------    --------    ---------    ---------
         Net loss                          (66.5)          (1.7)       (1.4)        (4.2)        (2.1)

     Income (loss) per share (Basic
      and Diluted) from:
       Continuing Operations              (66.34)         (1.72)      (1.44)       (1.08)       (1.31)
       Discontinued Operations                 -              -           -         (.23)         .24
       Sale of molded fabric
         products division                     -              -           -        (2.82)           -
       Cumulative effect of
        accounting change                      -              -           -            -        (1.02)
                                       ---------      ---------    --------     --------     --------
         Net loss                         (66.34)         (1.72)      (1.44)       (4.13)       (2.09)

   Statement of Financial
    Condition Data:

     Total assets                            2.7            3.4         4.1          4.6         11.5

     Long-term debt classified as:
       Current                               0.1            0.1         0.3            -          0.2
       Long-term                             0.2            0.3           -          0.3          3.1

     Shareholders' deficit                 (68.0)         (13.6)       (9.9)        (6.9)        (3.2)


   1.  Reflects the results of operations of the Company's BRB division as a discontinued operation.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This discussion should be read in conjunction with the Report to Our Shareholders and the Consolidated Financial Statements including the Notes to Consolidated Financial Statements.

   Overview

   Allis-Chalmers, after emerging from Chapter 11 under the Company's Plan of Reorganization which was consummated on December 2, 1988, entered into an agreement with AL-CH Company, L.P. (Investor) pursuant to which the Investor agreed to purchase 6.1 million shares of Common Stock (40% of the outstanding Common Stock) for $3,750,000 in cash. The Investor is a limited partnership controlled by Messrs. Robert E. Nederlander and Leonard Toboroff.

   The acquisition environment has been unfavorable since the Investor's cash contribution to the Company and remained very difficult for the Company during 1997. The problems continued to include the Company's lack of cash for investment, limited availability of debt financing for acquisitions and the financial exposure associated with the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Allis-Chalmers moved forward in 1997 to resolve a major impediment to its future. On September 30, 1997, the Pension Benefit Guaranty Corporation (PBGC) announced it had assumed the assets and liabilities of the Consolidated Plan. In addition, the Company has reached an agreement in principle with the PBGC on the settlement of its liabilities to the PBGC arising from the termination of the Consolidated Plan, subject to reaching an acceptable settlement with the Internal Revenue Service (IRS) regarding certain excise taxes assessed on unpaid delinquent Consolidated Plan underfunding installments. Therefore, the Company continues to proceed cautiously with its efforts to identify and evaluate potential candidates for acquisition.

   The Company continues its efforts to conserve cash resources. However, the expenses associated with the ongoing Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and costs associated with other corporate requirements of a publicly held company will continue to make it difficult for the Company, at its present size, to achieve a positive cash flow.

   In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Consolidated Plan. Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a cash contribution in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments during 1996 and 1997. Given the inability of the Company to fund such obligations with its current financial resources, in February 1997, Allis-Chalmers applied to the PBGC for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as "amended" (ERISA). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

   Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also have liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the PBGC Liability) total approximately $67.9 million.

   In September 1997, Allis-Chalmers and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability (the PBGC Agreement). The PBGC Agreement calls for the PBGC to release Allis-Chalmers and its subsidiaries from the PBGC Liability in return for that number of shares of Allis-Chalmers' common stock that represents 35% of the total number of shares issued and outstanding on a fully-diluted basis.

   The PBGC Agreement is subject to negotiation of definitive documentation and to satisfactory resolution of Allis-Chalmers tax obligations with respect to the Consolidated Plan under section 4971 of the Internal Revenue Code of 1986, as amended (Code). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10 percent on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan. Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100 percent of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

   Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies have resulted, or will result, in first-tier taxes under Code section 4971(a) of approximately $900,000.

   On March 2, 1998, Allis-Chalmers sent the IRS a formal Offer in Compromise of the Company's tax liability under Code section 4971. If accepted by the IRS, the Offer in Compromise will (i) require Allis-Chalmers to pay the IRS $25,000, plus interest from March 2, 1998 and (ii) extinguish the Company's tax liability under Code section 4971, subject to the standard conditions attendant to an Offer in Compromise.

   Although the IRS has not yet responded to the Offer in Compromise, Allis-Chalmers' management is hopeful that a mutually acceptable settlement can be achieved. If a satisfactory settlement cannot be reached with IRS, or if definitive documentation of the PBGC Agreement is not achieved for any other reason, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

   Results of Operations

   Results of operations for 1997, 1996 and 1995 reflect the sole operation of the business of Allis-Chalmers: the machine repair business, HDS.

   Sales totaled $4.1 million in 1997, compared with $4.1 million and $3.2 million in 1996 and 1995, respectively. The increase in sales for 1996 and 1997 from 1995 is primarily the result of strong market conditions coupled with a more focused marketing strategy and product offering.

   Gross margins, as a percentage of sales, were 25.0%, 26.1% and 25.7% in 1997, 1996 and 1995, respectively. Market activity was inconsistent during most of 1997 where a higher number of orders were booked, but the average dollar order was significantly lower than in 1996 due to competitive pressures and product mix changes. This resulted in lower gross margins than experienced in 1996.

   Marketing and administrative expense was $1.7 million, $1.4 million and $1.3 million in 1997, 1996 and 1995, respectively. Marketing and administrative expense was 41.9% of sales in 1997 compared with 34.8% in 1996 and 41.1% in 1995. The increase in 1997 was primarily the result of additional legal fees incurred in connection with the termination of the Consolidated Plan and related negotiations with the PBGC and IRS along with increased marketing expenses at HDS. Marketing and administrative expense had been significantly reduced since 1994 as a result of cost reduction activity at HDS and at the Company's corporate offices. A significant portion of the Company's administrative expense relates to expenses for Securities and Exchange Commission and other governmental reporting as well as the legal, accounting and audit, tax, insurance and other requirements of a publicly held company.

   The Company had a loss from operations of $646,000 in 1997 compared with a 1996 loss of $353,000 and a loss of $491,000 in 1995. The change from 1996 resulted primarily from the aforementioned legal fees and HDS marketing expenses.

   Interest income in each of the years resulted mainly from earnings on short-term investments. However, for the complete year of 1995, interest income also was derived from a note receivable from the sale of the B.R.B. Industries division ( a molded fabric business) in September 1994. Interest expense primarily relates to a term loan, the proceeds of which were used to purchase the shop and office building from which HDS operates.

   Pension expense which relates to the recognition of the pension liability associated with the Consolidated Plan in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions," was $1,397,000, $1,422,000 and $1,067,000 in 1997, 1996 and
   1995, respectively. The 1997 expense was for a nine month period as the transfer of the Consolidated Plan to the PBGC took place on September 30, 1997. The termination of the Consolidated Plan resulted in an additional $64.5 million pension expense in 1997, including $.9 million for IRS excise taxes.

   The Company incurred a net loss of $66,545,000 (including recognition of pension expense of $65,926,000), or $66.34 per common share, in 1997 compared with a net loss of $1,728,000 (including recognition of pension expense of $1,422,000), or $1.72 per common share, in 1996. Pension expense accounted for $65.73 per common share of the net loss in 1997.

   Liquidity and Capital Resources

   At December 31, 1997, the Company had cash and short-term investments
   totaling $699,000, a decrease from $1,568,000 at December 31, 1996.   This
   decrease was the result of expenses associated with the ongoing corporate reporting, as well as legal, accounting, pension, audit, tax and insurance. In addition, HDS had expenditures of $304,000 for capital items.

   Trade receivables at December 31, 1997 were $683,000, compared with $652,000 at December 31, 1996. This increase was primarily the result of certain major projects completed and billed by HDS near the end of the year.

   Inventory at December 31, 1997 was $101,000, a slight increase from $93,000 at year end 1996.

   Net property, plant and equipment at December 31, 1997 was $1,107,000, an increase from $937,000 at December 31, 1996. The Company spent $304,000 on capital expenditures during fiscal 1997. Approximately $185,000 was invested in machinery and equipment acquisitions while approximately $120,000 was spent to improve the operations facilities (including a much needed revamping of the Company's electric service to the shop area and a building enclosure to help increase operations capacity and effectiveness). The expenditures for additional or upgrades of machinery and tooling were necessary to reduce production costs by decreasing downtime and increasing production efficiency output while positioning the Company for further growth through the increased capacity and service capabilities it offers to the marketplace.

   Current maturities of long-term debt at December 31, 1997 were $38,000 compared with $54,000 at year-end 1996. This decrease included payments on the real estate loan refinanced by HDS in August 1996. The proceeds of the original loan were used in 1990 for the purchase of the land and building in which HDS operates its business in Houston, Texas. The amount refinanced is required to be repaid in monthly installments of $3,278 through August 20, 2001, when the remaining unpaid balance is due. At December 31, 1997, the interest rate on the note was 10.5%. This rate is subject to adjustments during the term of the note in accordance with increases or decreases in the prime rate. The note is secured by the HDS facility having a net book value of $456,000 at December 31, 1997 and the Company's guaranty.

   The Company's principal sources of cash include earnings from operations and interest income on short-term investments. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and management believes that the Company will continue to use a substantial portion of its cash balances in 1998.

   The A-C Reorganization Trust, pursuant to the Plan of Reorganization, funds all costs incurred by Allis-Chalmers which relate to implementation of the Plan of Reorganization. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

   The EPA and certain state environmental protection agencies have requested information in connection with eleven potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with several additional sites. The EPA's claims with respect to one other site were withdrawn in 1994 based upon settlements reached with the EPA in the bankruptcy proceeding. In addition, certain third parties have asserted that Allis-Chalmers is liable for cleanup costs or associated EPA fines in connection with additional sites. In one of these instances a former site operator has joined Allis-Chalmers and 47 other potentially responsible parties as a third-party defendant in a lawsuit involving cleanup of one of the sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

   Financial Condition

   Shareholders' deficit at December 31, 1997 was $68.0 million. A three-year comparison of shareholders' deficit follows:

                     (millions)              1997     1996    1995

   January 1                            $    (13.6) $ (9.9)  $(6.9)
   Net loss                                  (66.5)   (1.7)   (1.4)
   Pension liability adjustment               12.1    (2.0)   (1.6)
                                         ---------  ------  -------
   December 31                          $    (68.0) $(13.6)  $(9.9)
                                         =========  ======  =======


   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.

   Not applicable.


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements


                                                                       Page
   Financial Statements:

       Report of Independent Accountants                                 16
       Statement of Operations for the Three Years
         Ended December 31, 1997                                         17
       Statement of Accumulated Deficit for the
         Three Years Ended
          December 31, 1997                                              17
       Statement of Financial Condition at
          December 31, 1997 and 1996                                     18
       Statement of Cash Flows for the Three Years
          Ended December 31, 1997                                        19
       Notes to Consolidated Financial Statements                        20

       Financial Statement Schedule

           II   Valuation and Qualifying Accounts                        40

                        REPORT OF INDEPENDENT ACCOUNTANTS


   To the Board of Directors and
    Shareholders of Allis-Chalmers Corporation


   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allis-Chalmers Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   The accompanying financial statements have been prepared assuming that the
   Company will continue as a going concern.   The Company's application for
   a distress termination of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan") was approved by the Pension Benefit Guaranty Corporation ("PBGC") on September 30, 1997. At such date, PBGC became the trustee of the Consolidated Plan and the Company and it subsidiaries incurred an estimated liability to PBGC for unfunded benefit liabilities and accumulated funding deficiencies totaling approximately $68 million. The Company does not have the financial resources to fund this liability to PBGC. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Notes 9 and 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




   Price Waterhouse LLP
   Milwaukee, Wisconsin
   March 24, 1998

                             STATEMENT OF OPERATIONS



             Year Ended December 31       1997        1996            1995
                                        (thousands, except per share)

   Sale                                 $4,062       $4,060           $3,190
   Cost of sales                         3,048        3,000            2,371
                                        ------      -------           ------
     Gross Margin                        1,014        1,060              819

   Marketing and administrative
     expense                             1,660        1,413            1,310
                                        ------      -------           ------
     Loss from Operations                 (646)        (353)            (491)

   Other income (expense)
     Interest income                        54           70              136
     Interest expense                      (45)         (39)             (46)
     Pension expense                   (65,926)      (1,422)          (1,067)
     Other                                  18           16               20
                                     ---------     --------         --------
      Net Loss                         (66,545)$     (1,728)$         (1,448)
                                     =========     ========         ========
      Net Loss per Common Share
       (Basic and Diluted)              (66.34)       (1.72)$          (1.44)
                                     =========     ========         ========

                        STATEMENT OF ACCUMULATED DEFICIT


              Year Ended December 31    1997        1996     1995
                                                (thousands)

   Accumulated deficit beginning
     of year                      $     (9,746) $ (8,018)   $(6,570)
   Net loss                            (66,545)   (1,728)    (1,448)
                                      --------   --------   --------
   Accumulated deficit end
     of year                      $    (76,291) $ (9,746)   $(8,018)
                                      ========   ========   ========


   The accompanying Notes are an integral part of the Financial Statements.

                        STATEMENT OF FINANCIAL CONDITION


                          December 31           1997                1996
                                                       (thousands)

   Assets

   Cash and short-term investments         $      699          $    1,568
   Trade receivables, net (Note 3)                683                 652
   Inventories, net                               101                  93
   Other current assets                           121                 136
                                               ------              ------
       Total Current Assets                     1,604               2,449


   Net property, plant and equipment
     (Note 4)                                   1,107                 937
                                             --------              ------
       Total Assets                       $     2,711               3,386
                                            =========          ==========

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt   $        38          $       54
   Trade accounts payable                         219                  82
   Accrued employee benefits                      123                 136
   Reserve for legal expenses                     174                  50
   Accrued pension liability (Note 9)          68,801               6,949
   Other current liabilities                      110                 356
                                             --------            --------
     Total Current Liabilities                 69,465               7,627

   Accrued pension liability (Note 9)               -               8,131
   Accrued postretirement benefit
     obligations (Note 9)                         990                 993
   Long-term debt (Note 6)                        240                 279
   Shareholders' deficit (Note 7)
     Common stock ($.15 par value, authorized
      2,000,000 shares, outstanding 1,003,028
      at December 31, 1997 and
      December 31, 1996)                          152                 152
     Capital in excess of par value             8,155               8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated on
      December 2, 1988)                       (76,291)             (9,746)
     Pension liability adjustment                   -             (12,205)
                                             --------            --------
       Total Shareholders' Deficit            (67,984)            (13,644)

   Commitments and contingent
     liabilities (Note 10)
       Total Liabilities and Shareholders'
        Deficit                             $   2,711          $    3,386
                                            =========          ==========

   The accompanying Notes are an integral part of the Financial Statements.


                                                       STATEMENT OF CASH FLOWS


             Year Ended December 31                  1997                 1996               1995
                                                                      (thousands)
   Cash flows from operating activities:
     Net loss $                                   $(66,545)              $(1,728)          $(1,448)
     Adjustments to reconcile net loss to
      net cash (used) provided by operating
      activities:
        Depreciation and amortization                  131                    92               112
        Changes in working capital:
         (Increase) decrease in receivables, net       (31)                  241               240
         (Increase) decrease in inventories             (8)                   35               (34)
        Decrease (increase) in other current assets     15                   106               (21)
        Increase (decrease) in trade accounts
          payable                                      137                     9              (128)
        Decrease in other current  liabilities        (135)                 (137)              (42)
        Increase in accrued pension liability       65,926                 1,217             1,067
      Other                                             (3)                  (27)              (13)
                                                  --------             ---------         ---------
   Net cash used by operating activities              (513)                 (192)             (267)

   Cash flows from investing activities:
     Capital expenditures                             (304)                 (127)             (116)
     Proceeds from sale of excess equipment              3                     5                 6
                                                  --------             ---------         ---------
        Net cash used by investing activities         (301)                 (122)             (110)

   Cash flows from financing activities:
     Net proceeds from issuance of long-term
       debt                                              -                   311                67
   Payment of long-term debt                           (55)                 (310)              (34)
                                                  --------             ---------         ---------
     Net cash provided (used) by
       financing activities                            (55)                    1                33
                                                  --------             ---------         ---------
   Net decrease in cash and  short-term
    investments                                       (869)                 (313)             (344)

   Cash and short-term investments at
    beginning of year                                1,568                 1,881             2,225
                                                  --------             ---------         ---------
   Cash and short-term investments at
    end of year                                  $     699              $  1,568          $  1,881
                                                  ========             =========         =========
   Supplemental information - interest
    paid                                         $      45              $     39          $     46
                                                  ========              ========         =========

   The accompanying Notes are an integral part of the Financial Statements.


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.  EMERGENCE FROM CHAPTER 11

   Allis-Chalmers Corporation (Allis-Chalmers or the Company) emerged from Chapter 11 proceedings on October 31, 1988 under a plan of reorganization which was consummated on December 2, 1988. The Company was thereby discharged of all debts that arose before confirmation of its First Amended and Restated Joint Plan of Reorganization (Plan of Reorganization), and all of its capital stock was cancelled and made eligible for exchange for shares of common stock of the reorganized Company (Common Stock).

   Claims asserted against the Company and allowed by the Bankruptcy Court beyond those recorded prior to the consummation date amounted to approximately $483 million. Such amounts were subsequently recorded by the Company in 1988. Because total recorded liabilities discharged at consummation exceeded the book value of assets and Common Stock distributed to creditors and the various trusts at that date, extraordinary income of $388.1 million was recorded.

   See the Plan of Reorganization and the First Amended Disclosure Statement dated September 14, 1988 for additional information regarding distributions to holders of claims and interests.


   NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

   Allis-Chalmers through its wholly-owned subsidiary, Houston Dynamic Service, Inc., services and repairs various types of mechanical equipment, including compressors, pumps, turbines, engines, heat exchangers, centrifuges, rollers, gears, valves, blowers, kilns, crushers and mills.

   Principles of Consolidation

   The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries. All significant intercompany transactions have been eliminated.

   Short-Term Investments

   Short-term investments consist primarily of government repurchase agreements and commercial paper with original maturities at date of purchase less than three months.

   Fair Value of Financial Instruments

   The carrying amounts in the Statement of Financial Condition for cash and short-term investments, trade receivables and long-term debt approximate their fair market value.

   Inventories

   Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

   Properties and Depreciation

   Plant and equipment used in the business are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the assets which generally range from 40 years for buildings, 3 to 12 years for machinery and equipment and 3 to 12 years for tools, patterns, furniture and fixtures. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase asset values or extend useful lives are capitalized.

   Income Taxes

   Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards (FASB) No. 109. See Note
   5. Income Taxes.

   (Loss) Income Per Common Share

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes revised standards for computing and presenting earnings per share and has been adopted by the Company during the fourth quarter of 1997. Given the fact that the Company did not have any common stock equivalents over the past several years, its (loss) income per common share remain unchanged as basis and diluted per share amounts are identical. As such, the adoption of this statement, did not impact the historically reported (loss) income per common share amounts.

   Statement of Cash Flows

   For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Major Customers

   In 1997, 1996 and 1995 Amoco Chemical was the only customer which accounted for 10% or more of total sales -- 12% of 1997 sales, 16% of 1996 sales and 26% in 1995.

   NOTE 3.  RECEIVABLES

                        December 31              1997        1996
                                                    (thousands)
   Trade accounts receivable                     $   719    $   682
   Allowance for doubtful receivables                (36)       (30)
                                                 -------     ------
                                                 $   683    $   652
                                                 =======     ======


   NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

                        December 31              1997         1996
                                                    (thousands)
   Land and buildings                            $   545    $   545
   Machinery and equipment                         1,426      1,339
   Tools, patterns, furniture, fixtures
     and leasehold improvements                      582        441
                                                 -------     ------
                                                   2,553      2,325
   Accumulated depreciation                       (1,446)    (1,388)
                                                 -------     ------
                                                 $ 1,107    $   937
                                                 =======     ======


   NOTE 5.  INCOME TAXES

   Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. A valuation allowance is established for deferred tax assets when management, based upon available information, considers it more likely than not that a benefit from such assets will not be realized.

   The following table depicts the temporary differences as of December 31, 1997 and 1996:

                                                    1997       1996
                                                       (millions)

   Net future tax deductible items               $    36    $    13
   Net operating loss carryforwards
     and other tax credits                           188        189
   Valuation allowance                              (224)      (202)
                                                 --------    ------
   Net deferred taxes                            $     0    $     0
                                                 ========    ======

   Net future tax deductible items relate primarily to estimated future bankruptcy claim payments to be made by the Company's two grantor trusts. Gross deferred tax liabilities at December 31, 1997 are not material.

   The Plan of Reorganization established the A-C Reorganization Trust to settle claims and to make distributions to creditors and certain shareholders. The Company transferred cash and certain other property to the A-C Reorganization Trust on December 2, 1988. Payments made by the Company to the A-C Reorganization Trust do not generate tax deductions for the Company upon the transfer but generate deductions for the Company as payments are made by the A-C Reorganization Trust to holders of claims.

   The Plan of Reorganization also created a trust to process and liquidate product liability claims. Payments made by the A-C Reorganization Trust to the product liability trust do not generate current tax deductions for the Company. Future deductions will be available to the Company as the product liability trust makes payments to liquidate claims.

   The Company believes the above-named trusts are grantor trusts and therefore includes the income or loss of these trusts in the Company's income or loss for tax purposes, resulting in an adjustment of the tax basis of net operating and capital loss carryforwards. The income or loss of these trusts is not included in the Company's results of operations for financial reporting purposes.

   Tax carryforwards at December 31, 1997 are estimated to consist of net operating losses of $510 million expiring 1998 through 2009, investment tax credits of $7 million expiring 1998 through 2001 and energy tax credits of $3 million expiring 1998 through 2001.

   During 1990, the Company initiated litigation against the Internal Revenue Service (IRS) in the United States Bankruptcy Court for the Southern District of New York, challenging the validity and retroactive applicability of proposed regulations issued by the IRS on August 13, 1990. On January 2, 1992 the IRS issued final regulations under Sections 269 and 382 of the Internal Revenue Code of 1986 relating to the use of net operating loss carryforwards following corporate reorganizations under the Bankruptcy Code.

   Following issuance of the final regulations the Company withdrew its retroactivity challenge because the final regulations were made retroactive only to August 14, 1990 and are not applicable to a plan of reorganization that was completed before then. The Company's Plan of Reorganization was consummated on December 2, 1988. The Company, however, continued to challenge the validity of other provisions of the regulations.

   On June 8, 1992, the Bankruptcy Court issued a decision denying the Company's motion for a judgment against the IRS with respect to the application of Section 269 of the IRS Code to the Company. The Court also granted the IRS's motion to dismiss the Company's complaint challenging the regulations. The Court entered judgment pursuant to its decision on June 29, 1992 and, consistent with the advice of its counsel, the Company decided not to appeal that judgment.

   Although the Company was unable to obtain a judgment that would have prevented the IRS from applying Section 269 to the Company, the Court's ruling leaves the Company in substantially the same position it was in prior to issuance of the final regulations. The possibility of an IRS challenge under Section 269 of the Internal Revenue Code to the Company's use of its prepetition net operating loss carryforwards has always existed and, in light of the Court's ruling, that possibility continues to exist.

   The Court, however, stated that, should the IRS ever seek to use its new
   Section 269 regulations to limit the Company's use of its net operating loss carryforwards, nothing in its opinion would prejudice the Company's right to defend itself by using the Court's confirmation finding that the primary purpose of the Company's Plan of Reorganization was not tax avoidance. While the Company's Common Stock is subject to trading restrictions which are designed to maximize the likelihood of preserving its net operating loss carryforwards, a change in ownership of the Company could also limit the use of its net operating loss carryforwards.

   NOTE 6.  LONG-TERM DEBT

                        December 31               1997       1996
                                                    (thousands)

   Real estate loan                              $   248    $   267
   Other                                              30         66
                                                  ------    -------
                                                     278        333
   Less amounts classified as current                 38         54
                                                 -------     ------
                                                 $   240    $   279
                                                 =======     ======


   The real estate loan relates to the 1990 purchase of the land and building in Houston, Texas which had previously been leased by HDS. In August 1996, HDS refinanced this loan which is required to be repaid in monthly installments of $3,278 through August 20, 2001 when the remaining unpaid balance shall be due. At December 31, 1997 and 1996, the interest rate on the note was 10.5% and 10.25%, respectively. The rate will be adjusted during the term of the note in accordance with increases or decreases in the prime rate. The note is secured by the HDS facility having a net book value of $456,000 at December 31, 1997 and the Company's guaranty.


   NOTE 7.  SHAREHOLDERS' DEFICIT

   The components of Shareholders' Deficit are as follows:

                        December 31              1997         1996
                                                   (thousands)

   Common stock                                 $    152   $    152
   Capital in excess of par value                  8,155      8,155
   Accumulated deficit                           (76,291)    (9,746)
   Pension liability adjustment                        -    (12,205)
                                                 -------     ------
          Shareholders' Deficit                 $(67,984)  $(13,644)
                                                 =======    =======

   Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," requires recognition in the Statement of Financial Condition of a minimum pension liability. The minimum pension liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. A reduction of shareholders' investment in the amount of $12.2 million in 1996 was recorded. This unfunded amount was recognized as expense in 1997 in connection with the distress termination of the Consolidated Plan and recognition of the Company's liability to the PBGC.


   NOTE 8.  LONG-TERM STOCK INCENTIVE PLAN

   The Company's Long-Term Stock Incentive Plan (1989) provides for the grant of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units and other stock-based awards. Under the plan the maximum number of shares which may be granted with respect to stock-based awards is 50,000. Options may be granted at prices equal to or not less than the fair market value at date of grant, except that options to purchase up to 13,333 shares may be granted at a price which is not less than the fair market value on October 25, 1989, the date on which the plan was approved by shareholders. Options are exercisable within a period not to exceed 10 years from date of grant. The plan also provides for the discretionary grant of stock appreciation rights which allow the holder to receive in cash or shares of common stock the difference between the exercise price and the fair market value of the stock at the date of exercise. There have been no grants under the plan.


   NOTE 9.  POSTRETIREMENT BENEFIT OBLIGATIONS

   Pensions

   As of the date of the Chapter 11 filings in June 1987, the Company sponsored 19 defined benefit plans providing pensions for substantially all U.S. employees. The pension plan for U.S. salaried employees was capped and frozen effective March 31, 1987, so there have been no further benefit accruals after that date. As a result of divestitures during the Chapter 11 proceedings, eight active plans were transferred to the buyers of the businesses, leaving the Company as sponsor of 11 plans, none of which permitted additional benefit accruals. Effective January 1, 1989 the 11 remaining plans were consolidated into a single plan, the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan).

   In accordance with the Plan of Reorganization, the 11 plans received a Company contribution of $53.8 million in December 1988. As a result of actions taken in connection with this contribution and the then-existing securities of the pension plans, the assets of the Consolidated Plan were invested in a dedicated bond portfolio that consisted of high-grade fixed income securities in which the market value of the assets was matched to the present value of the anticipated pension benefits and administrative expenses of the Consolidated Plan in a way intended to make the pension fund immune from interest rate fluctuations.

   Under the Plan of Reorganization, future contributions to the Consolidated Plan were required if the mortality assumptions used in calculating the present value of the pension benefits expected to be paid or the assumptions used in calculating the future administrative expenses proved inaccurate. For the years 1989 through 1993, retirees eligible for benefits under the Consolidated Plan, as a group, outlived the projections of the mortality assumptions used in the Plan of Reorganization for funding the Consolidated Plan. For the same five years, actual administrative expenses were slightly in excess of assumed levels. Effective January 1, 1994, the Company's independent actuaries reflected such decreased mortality for funding calculation purposes. For the years 1994 through 1996, the mortality experience was negative compared with the revised assumptions, in an amount in excess of the 1989-1993 average actuarial loss. This mortality loss was partially offset, however, by gains in the asset portfolio.

   This underfunded condition in the Consolidated Plan required the Company to make significant cash contributions to the Consolidated Plan pursuant to the Employment Retirement Income Security Act of 1974, as "amended" (ERISA) funding requirements starting in 1996.

   The Company failed to make required quarterly contributions starting in April 1996, resulting in the filing of a lien by the Pension Benefit Guaranty Corporation (PBGC) against the Company. Given the inability of the Company to fund such obligations with its lack of financial resources, in February 1997, Allis-Chalmers applied to the PBGC for a "distress" termination of the Consolidated Plan under section 4041(c) of ERISA. The PBGC approved the distress termination application in September 1997 and agreed to a termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

   Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also have a liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the PBGC Liability) total approximately $67.9 million.

   In September 1997, Allis-Chalmers and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability (the PBGC Agreement). The PBGC Agreement calls for the PBGC to release Allis-Chalmers and its subsidiaries from the PBGC Liability in return for that number of shares of Allis-Chalmers' common stock that represents 35% of the total number of shares issued and outstanding on a fully-diluted basis.

   The PBGC Agreement is subject to negotiation of definitive documentation and to satisfactory resolution of Allis-Chalmers' tax obligations with respect to the Consolidated Plan under section 4971 of the Internal Revenue Code of 1986, as amended (Code). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10 percent on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan. Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100 percent of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

   Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies have resulted, or will result, in first-tier taxes under Code section 4971(a) of approximately $900,000. This amount has been accrued by the Company at December 31, 1997.

   On March 2, 1998, Allis-Chalmers sent the IRS a formal Offer in Compromise of the Company's tax liability under Code section 4971. If accepted by the IRS, the Offer in Compromise will (i) require Allis-Chalmers to pay the IRS $25,000, plus interest from March 2, 1998 and (ii) extinguish the Company's tax liability under Code section 4971, subject to the standard conditions attendant to an Offer in Compromise.

   Although the IRS has not yet responded to the Offer in Compromise, Allis-Chalmers' management is hopeful that a mutually acceptable settlement can be achieved. If a satisfactory settlement cannot be reached with IRS, or if definitive documentation of the PBGC Agreement is not achieved for any other reason, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

   Medical and Life

   Pursuant to the Plan of Reorganization, the Company assumed the contractual obligation to Simplicity Manufacturing, Inc. (SMI) to reimburse SMI for 50% of the actual cost of medical and life insurance claims for a select group of retirees (SMI Retirees) of the prior Simplicity Manufacturing Division of Allis-Chalmers.

   Net postretirement benefit expense for the years ended December 31, 1997, 1996 and 1995 included the following components (in thousands):

                                          1997     1996        1995

   Service cost                        $     -   $     -    $     -
   Interest cost on accumulated
     benefit obligation                     62        54         59
   Amortization of unrecognized
     net gain                               (3)      (17)       (24)
                                       -------    ------     ------

   Net postretirement benefit
     expense                           $    59   $    37         35
                                       =======    ======     ======

   Presently, the Company's postretirement benefit obligations are not funded. The status of the Company's postretirement benefit obligations as of December 31, 1997 and 1996 was as follows (in thousands):

                                                  1997        1996
   Actuarial present value of
     accumulated postretirement
     benefit obligation                          $   733    $   867
   Unrecognized net gain                             257        126
                                                 --------   -------
   Accrued postretirement benefit
     liability                                   $   990    $   993
                                                 ========   =======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.0% at December 31, 1997 and 7.5% at December 31, 1996. The assumed rate in 1998 decreases 1/2% per year until an ultimate rate of 5.0% is reached at December 31, 2001. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $100,000 at December 31, 1997. The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at December 31, 1997 and December 31, 1996.

   NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

   Substantially all litigation proceedings pending against the Company were resolved pursuant to emergence from the Chapter 11 proceedings in 1988.Various loans, lease agreements and other commitments and contractual obligations of the Company were also satisfied pursuant to the Plan of Reorganization. The Company knows of no significant pre-Plan of Reorganization lawsuits presently pending against it or its subsidiaries which have not been assumed by the various trusts or other entities.

   The Company is a party to litigation matters and claims which are normal in the course of its operations, and, while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

   Environmental Matters

   The Environmental Protection Agency (EPA) and certain state environmental protection agencies have requested information in connection with eleven potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with several additional sites. The EPA's claims with respect to one other site were withdrawn in 1994 based upon settlements reached with the EPA in the bankruptcy proceeding. In addition, certain third parties have asserted that Allis-Chalmers is liable for cleanup costs or associated EPA fines in connection with additional sites. In one of these instances a former site operator has joined Allis-Chalmers and 47 other potentially responsible parties as a third party defendant in a lawsuit involving cleanup of one of the sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. In one particular site, the EPA's Region III has concurred with the Company's position that claims for environmental cleanup were discharged pursuant to the bankruptcy. While each site is unique with different circumstances, the Company has notified other Regional offices of the EPA of this determination associated with the Region III site. The Company has not received responses from the other Regional offices. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

   Allis-Chalmers Consolidated Pension Plan

   Contributions to the Consolidated Plan were required starting in 1996 due to a change in the mortality assumptions used in calculating the present value of the pension benefits expected to be paid and the assumptions used in calculating the future administrative expenses compared with the projections of the mortality and administrative expense assumptions used in the Plan of Reorganization for funding the Consolidated Plan. Contributions were projected to be $2.5 million in 1996, then increasing
   to $3.1 million in 1997 and $8.1 million in 1998.   After making one
   installment of $205,000 on January 15, 1996, the Company failed to make any subsequent installments. The Company's failure to make required quarterly contributions starting in April 1996, resulted in the filing of a lien by the PBGC against the Company. Given the inability of the Company to fund such obligations with its current financial resources, in February 1997, Allis-Chalmers applied to the PBGC for a "distress" termination of the Consolidated Plan under section 4041(c) of ERISA. The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

   Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also have a liability to PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that this PBGC Liability totals approximately $67.9 million.

   In September 1997, Allis-Chalmers and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability (the PBGC Agreement). The PBGC Agreement calls for the PBGC to release Allis-Chalmers and its subsidiaries from the PBGC Liability in return for that number of shares of Allis-Chalmers' common stock that represents 35% of the total number of shares issued and outstanding on a fully-diluted basis.

   The PBGC Agreement is subject to negotiation of definitive documentation and to satisfactory resolution of Allis-Chalmers' tax obligations with respect to the Consolidated Plan under section 4971 of the Code. Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10 percent on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan. Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100 percent of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

   Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies have resulted, or will result, in first-tier taxes under Code section 4971(a) of approximately $900,000. This amount has been accrued by the Company at December 31, 1997.

   On March 2, 1998, Allis-Chalmers sent the IRS a formal Offer in Compromise of the Company's tax liability under Code section 4971. If accepted by the IRS, the Offer in Compromise will (i) require Allis-Chalmers to pay the IRS $25,000, plus interest from March 2, 1998, and (ii) extinguish the Company's tax liability under Code section 4971, subject to the standard conditions attendant to an Offer in Compromise.

   Although the IRS has not yet responded to the Offer in Compromise, Allis-Chalmers' management is hopeful that a mutually acceptable settlement can be achieved. If a satisfactory settlement cannot be reached with IRS, or if definitive documentation of the PBGC Agreement is not achieved for any other reason, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

   NOTE 11.  RELATED PARTY TRANSACTIONS

   H. Sean Mathis, Chairman of the Board and Chief Executive Officer, Leonard Toboroff, Vice Chairman of the Board and Executive Vice President and John T. Grigsby, Jr., Vice Chairman of the Board, Executive Vice President and Chief Financial Officer, did not receive any compensation for their services as executive officers of the Company for the three years ended December 31, 1997.


   NOTE 12.  QUARTERLY FINANCIAL DATA
     (unaudited)
                                     First                       Second                  Third                Fourth
                                    Quarter                      Quarter                Quarter               Quarter
                               1997            1996         1997        1996         1997*     1996        1997        1996
                                                            (thousands, except per share)
   Sales                      $1,028           $985         $985       $1,156        $813      $968       $1,236        $951
   Gross Margin                  211            290          268          342         161       176          374         252

   Net Loss                     (604)          (339)        (554)        (378)    (65,187)     (461)        (200)       (550)

   Loss per Share (basic
    and diluted)                (.60)          (.34)        (.55)        (.38)     (64.99)     (.46)        (.20)       (.54)


   *Net loss and loss per share amounts have been restated compared with amounts previously reported by the Company to reflect the termination of the Consolidated Plan and recognition of the related liability to the PBGC as of September 30, 1997.


   ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

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

        John R. Collins, age 70, a director since December 1988. Mr. Collins retired in 1989 after serving since 1985 as Administrative Assistant to the Secretary-Treasurer of International Union, United Automobile, Aerospace & Agricultural Implement Workers of America -- UAW.

        John T. Grigsby, Jr., age 57, a director since December 1988.
        Mr. Grigsby has been a Vice Chairman of the Board of the Company since May 1989, an Executive Vice President since October 1989 and Chief Financial Officer since January 1996, having previously served since December 1988 as the Company's Chairman and Chief Executive Officer. Prior to that time and since July 1987, Mr. Grigsby was employed by the Company as Managing Director, Restructure Project. Mr. Grigsby also serves as the A-C Reorganization Trustee, as President of Thomson McKinnon Securities, Inc. during winddown and liquidation of its affairs and President and Chief Executive Officer of N.W. Liquidating, Inc. He has been a director of 1st Southern Bank of Boca Raton, Florida since September 1987, First Florida Industries, Inc. since July 1985 and Navistar International Corporation since 1997.

        H. Sean Mathis, age 50, a director since December 1988. Mr. Mathis was elected as Chairman and Chief Executive Officer of the Company on January 16, 1996 and prior thereto Mr. Mathis served as a Vice President of the Company since July 1989. From July 1996 to September 1997, Mr. Mathis was Chairman of the Board of Universal Gym Equipment Inc., a privately owned company (Universal). In July 1997, Universal filed for protection under Federal Bankruptcy Laws. In September 1997, Mr. Mathis resigned as Chairman of the Board of Universal. From 1991 to 1993, Mr. Mathis was President of RCL Acquisition Corp., the predecessor firm of HMG. From 1993 to 1995, Mr. Mathis was President and a Director of RCL Capital Corporation, which was merged into DISC Graphics in November 1995. From 1988 to October 1993, Mr. Mathis was a Director and Chief Operating Officer of Ameriscribe Corporation (Ameriscribe), a national provider of reprographic and related facilities management services. From August 1992 to May 1994, Mr. Mathis acted as the Federal Court Appointed Trustee for International Wire News Service Liquidation Corp., formerly United Press International (UPI). From November 1991 through July 1992, Mr. Mathis was Vice Chairman and Director of UPI (then a news syndication service). In August 1992, as a part of a restructuring program, UPI filed for protection under the Federal Bankruptcy Laws. Mr. Mathis is also a Director of Thousand Trails, Inc., an operator of recreational parks.

        Claude D. Montgomery, age 45, a director since December 1988. Since November 1996, Mr. Montgomery has been a partner in Phillips Lytle Hitchcock Blaine & Huber, a law firm. From June 1993 to October 1996, Mr. Montgomery was a director and shareholder in Marcus Montgomery P.C., a law firm, formerly known as Marcus Montgomery Wolfson P.C. Mr. Montgomery was a director and shareholder in Varet, Marcus & Fink P.C., formerly known as Milgrim, Thomajan & Lee P.C., attorneys, New York, from August 1989 through June 1993.

        Robert E. Nederlander, age 64, a director since May 1989.
        Mr. Nederlander was elected by the Board of Directors on November 16, 1993 to serve as a Vice Chairman of the Board, having previously served as Chairman of the Board and Chief Executive Officer of the Company since May 1989. He resigned as Vice Chairman on October 18, 1996. He is also President and director of Nederlander Organization, Inc., New York, an owner and operator of one of the world's largest chains of theaters, since November 1981; President of Nederlander Television and Film Productions, Inc. since October 1985; Partner in the New York Yankees Baseball Club since 1973 and Managing General Partner from September 13, 1990 through December 31, 1991; director and Chairman of the Board of Riddell Sports, Inc. since April 1988; Chairman of the Board of MEGO Financial Corporation since January 1988; and a director of MEGO Mortgage Corp., News Communications, Inc. and HFS Incorporated since 1995 (which was merged into Cendant in 1997).

        John E. Sundman, age 71, a director since December 1988. Mr. Sundman retired in December 1991 as Vice President of Corcap, Inc., Hartford, Connecticut, a position which he held since July 1988, when Corcap was spun off by Lydall, Inc., Manchester, Connecticut. He remains a director of Corcap, Inc.

        Allan R. Tessler, age 61, a director since September 1992. Mr. Tessler served as Chairman of the Board and Chief Executive Officer
        of the Company from November 1993 until January 1996.   Mr. Tessler
        is Chairman of the Board and Chief Executive Officer of International Financial Group, Inc. since 1987; and Co-Chief Executive Officer of Data Broadcasting Corporation since June 1992. Mr. Tessler is also Chairman of the Board of Enhance Financial Services Group, Inc. and Jackpot Enterprises, Inc. and director of The Limited, Inc.

        Leonard Toboroff, age 64, a director since May 1989. Mr. Toboroff has been a Vice Chairman of the Board and an Executive Vice President of the Company since May 1989; a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present; a practicing attorney continuously since 1961 to the present; a director since August 1987 and former Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe; and formerly a director, Chairman and Chief Executive Officer from May 1982 through June 1982 and Vice Chairman June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also a director of Banner Aerospace, Inc. and Saratoga Beverage, Inc.

   (b)  Identification of Executive Officers


       Name, Age as of March 1,
        1998, and Position                      Business Experience

       H. Sean Mathis, 50,                See Item 10, subsection (a) above.
       Chairman of the Board and
       Chief Executive Officer

       Leonard Toboroff, 64,              See Item 10, subsection (a) above.
       Vice Chairman of the Board
       and Executive Vice
       President

       John T. Grigsby, Jr., 57,          See Item 10, subsection (a) above.
       Vice Chairman of the Board,
       Executive Vice President and
       Chief Financial Officer

       Jeffrey I. Lehman, 48,             Mr. Lehman commenced his
       Treasurer                          employment with
                                          Allis-Chalmers and was elected to
                                          his current position in February
                                          1996.  Since 1991, Mr. Lehman has
                                          been employed by the A-C
                                          Reorganization Trust and Thomson
                                          McKinnon Securities during
                                          winddown and liquidation of their
                                          affairs.  He has also provided
                                          financial consultation since 1985.

       William L. Vaitl, 64,              Mr. Vaitl commenced his employment
       Secretary & Assistant Treasurer    with Allis-Chalmers in July 1962
                                          serving in a number of management
                                          positions including Assistant
                                          Treasurer.  From December 1988 to
                                          the present, Mr. Vaitl has been
                                          employed by the A-C Reorganization
                                          Trust.  In February 1996, he was
                                          reappointed Assistant Treasurer
                                          and in April 1997, elected as
                                          corporate Secretary.

   (c) Identification of Certain Significant Employees

       None

   (d) Family Relationships

       None

   (e) Business Experience

       See this Item 10, subsections (a) and (b) above.

   (f) Involvement in Certain Legal Proceedings

       None

   (g) Promoters and Control Persons

       Not applicable

   ITEM 11.  EXECUTIVE COMPENSATION.

   EXECUTIVE COMPENSATION

   No executive officer earned in excess of $100,000 in 1997. H. Sean Mathis who served as Chairman of the Board and Chief Executive Officer in 1996 and 1997, respectively, received no compensation.

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


   RETIREMENT PLAN

   The Consolidated Plan covered 6 active employees at the beginning of 1997. The Consolidated Plan is a tax qualified defined benefit pension plan. Effective March 31, 1987, the Consolidated Plan was capped and frozen, without further increase in benefits provided by the Company after that date.

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

   During 1997 contributions by Company participants to the Savings Plan under Section 401(k) of the Internal Revenue Code totaled $60,639. At December 31, 1997 there were a total of 192 participants in the Savings Plan, of whom 19 were active employees of the Company.

   Due to the significant administrative costs associated with the Savings Plan, on December 22, 1997, the Company filed an Application for Determination for Terminating the Savings Plan with the IRS. Remaining participants in the Savings Plan were notified of the termination which is projected to be effective April 8, 1998. The Company is proceeding with the termination process.


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


   TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

   None.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners

       The following table lists the beneficial ownership with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1998.

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

   (b) Security Ownership of Management

       The following table sets forth the number of shares of common stock of the Company beneficially owned as of March 1, 1998 by directors and all directors and executive officers as a group. Except as otherwise noted in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.


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

   (d) Transactions with Promoters

       Not applicable

                                     PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K.

   (a) List of Documents Filed. The Index to Financial Statements and Financial Schedule is included on page 15 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

   (b) Reports on Form 8-K. There were no Reports on Form 8-K filed in the fourth quarter of 1997.

   (c)            Exhibits:

                    2 .1.  First Amended Disclosure Statement pursuant to
                  Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

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

                  10.9.* Allis-Chalmers Savings Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

                  10.10.* Allis-Chalmers Consolidated Pension Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

                  21.1.  Subsidiaries of Allis-Chalmers Corporation.

                  27.1.Financial Data Schedule.

   *  A management contract or compensatory plan or arrangement.


            ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                   (thousands)


                              Balance at                                        Balance
      Year Ended               Beginning                                       at Close
   December 31, 1995          of Period        Additions     Deductions       of Period
   Doubtful receivables   $          319        $      0     $       13    $        306


   Plant rearrangement    $           68        $      0     $        0    $         68
                              ----------        --------       --------     -----------


                              Balance at                                        Balance
      Year Ended               Beginning                                       at Close
   December 31, 1996          of Period        Additions     Deductions       of Period
   Doubtful receivables   $         306        $       0     $      276(a) $         30

   Plant rearrangement    $          68        $       0     $       68    $          0



                             Balance at                                         Balance
      Year Ended              Beginning                                        at Close
   December 31, 1997         of Period         Additions       Deductions     of Period
   Doubtful receivables   $         30        $        6     $        0     $        36



   (a) Includes writeoff of uncollectible receivables, less recoveries.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Allis-Chalmers Corporation



                                      /s/John T. Grigsby, Jr.
                                      John T. Grigsby, Jr.
                                      Vice Chairman, Executive Vice
                                      President and Chief Financial Officer
                                      Date:  March 26, 1998


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 26, 1998 by the following persons on behalf of the registrant and in the capacities indicated.







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