Form 10-Q
period 1998-03-31
ALLIS CHALMERS CORP
filed 1998-05-15
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

      (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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

   At May 12, 1998 there were 1,003,028 shares of Common Stock outstanding.

   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF OPERATIONS



                                                  Three Months Ended
                                                       March 31
                                                 1998          1997
                                             (thousands, except per share)

   Sales                                       $   1,503         $1,028
   Cost of sales                                   1,017            817
                                                 -------        -------
       Gross Margin                                  486            211

   Marketing and administrative expense              359            369
                                                 -------        -------

       Income/(Loss) from Operations                 127           (158)
                                                 -------        -------
   Other income (expense)
      Interest income                                  6             15
      Interest expense                                (9)            (8)
      Pension expense                                  0           (466)
      Other                                           13             13
                                                 -------        -------

       Net Income/(Loss)                       $     137        $  (604)
                                                 =======        =======

       Net Income/(Loss) per Common Share      $     .14        $  (.60)
                                                 =======        =======

                        STATEMENT OF ACCUMULATED DEFICIT

                Three Months Ended March 31        1998           1997
                                                         (thousands)

   Accumulated deficit - beginning of year     $ (76,291)       $ (9,746)
   Net income/(loss)                                 137            (604)
                                                 -------         -------
   Accumulated deficit - March 31              $ (76,154)       $(10,350)
                                                 =======         =======

   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF FINANCIAL CONDITION

                                              March 31,    December 31,
                                               1998           1997
                                                    (thousands)
   Assets

   Cash and short-term investments             $  454      $   699
   Trade receivables, net                       1,195          683
   Inventories, net                               156          101
   Other current assets                            39          121
                                               -------     -------
          Total Current Assets                  1,844        1,604

   Net property, plant and equipment            1,162        1,107
                                              -------      -------
          Total Assets                         $3,006      $ 2,711
                                              =======      =======

   Liabilities and Shareholders' Deficit

   Current maturities of long-term debt        $   63      $    38
   Trade accounts payable                         274          219
   Accrued employee benefits                      152          123
   Reserve for legal expenses                     174          174
   Accrued pension liability                   68,801       68,801
   Other current liabilities                      140          110
                                               -------     -------
          Total Current Liabilities            69,604       69,465

   Accrued pension liability                        -            -
   Accrued postretirement benefit
     obligations                                  977          990
   Long-term debt                                 272          240

   Shareholders' deficit
     Common stock, ($.15 par value,
      authorized 2,000,000 shares,
      outstanding 1,003,028 at
      March 31, 1998 and December 31,
      1997)                                       152          152
     Capital in excess of par value             8,155        8,155
     Accumulated deficit (accumulated
      deficit of $424,208 eliminated on
      December 2, 1988)                       (76,154)     (76,291)
     Pension liability adjustment                   -            -
                                              -------      -------
          Total Shareholders' Deficit         (67,847)     (67,984)
                                              -------      -------
   Commitments and contingent liabilities

          Total Liabilities and Shareholders'
           Deficit                             $3,006      $ 2,711
                                              =======      =======


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

   STATEMENT OF CASH FLOWS

                                                 Three Months Ended
                                                      March 31
                                                   1998       1997
                                                     (thousands)

   Cash flows from operating activities:
     Net income/(loss)                          $ 137     $(604)
     Adjustments to reconcile net income/
       (loss) to net cash provided (used)
       by operating activities:
         Depreciation and amortization             46        35
         Change in working capital:
           Increase in receivables, net          (512)     (103)
           Decrease (increase) in inventories     (55)       16
           Increase in trade accounts payable      55        56
           (Decrease) increase in other current
             items                                141      (244)
           Increase in accrued pension liability,
             net                                    0       466
         Other                                    (13)      (31)
                                               ------    ------
           Net cash (used) by operating
             activities                         (201)      (409)

   Cash flows from investing activities:
     Capital expenditures                        (101)     (122)

   Cash flows from financing activities:
     Net proceeds from issuance of long-term
       debt                                        71         -
     Payment of long-term debt                    (14)      (13)
                                               ------    ------
           Net cash (used) by financing
            activities                             57       (13)
                                               ------    ------
   Net (decrease) in cash and short-term
    investments                                  (245)     (544)

   Cash and short-term investments at
    beginning of period                           699     1,568
                                               ------    ------
   Cash and short-term investments at
    end of period                               $ 454    $1,024
                                               ======    ======
   Supplemental information - interest paid     $   9    $    7
                                               ======    ======


   This interim statement is unaudited.

   The accompanying Notes are an integral part of the Financial Statements.

   NOTES TO FINANCIAL STATEMENTS

   NOTE 1 - ACCOUNTING POLICIES

   This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's 1997 Annual Report.

   All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of Allis-Chalmers operating results for a full year.

   NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

   In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments to the Consolidated Plan during 1996 and 1997. Given the inability of the Company to fund such obligations with its limited financial resources, in February 1997, Allis-Chalmers applied to the Pension Benefit Guaranty Corporation (PBGC) for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as "amended" (ERISA). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

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

   On March 2, 1998, Allis-Chalmers sent the Internal Revenue Service (IRS) a formal Offer in Compromise of the Company's tax liability under Code section 4971. If accepted by the IRS, the Offer in Compromise will (i) require Allis-Chalmers to pay the IRS $25,000, plus interest from March 2, 1998 and (ii) extinguish the Company's tax liability under Code section 4971, subject to the standard conditions attendant to an Offer in Compromise.

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


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

   Results of Operations

   Sales in the first quarter of 1998 totaled $1,503,000 an increase of 46% from $1,028,000 in the first quarter of 1997. This significant increase was due to strong market conditions, new customers served and expanded services provided. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

   Gross margin, as a percentage of sales, was 32% in the first quarter of 1998, an increase from 20.5% in 1997. This significant increase was due to selective, high margin and technical work, performed in a stronger market environment.

   Marketing and administrative expense was $359,000 in the first quarter of 1998 compared with $369,000 in the prior year. The slight decrease was significant considering the aggressive sales and marketing programs. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

   There was no pension expense in the first quarter of 1998 as compared to pension expense in the first quarter of 1997 of $466,000. See Note 2 for further discussion.

   The Company incurred a net profit of $137,000, or $.14 per common share, in the first quarter of 1998 compared with a net loss of $604,000, or $.60 per common share, in the same period of 1997.


   Financial Condition and Liquidity

   Cash and short term investments totaled $454,000 at March 31, 1998, a decrease from $699,000 at December 31, 1997. The decrease in cash was due to increased sales which resulted in an increase in trade receivables and inventories. However, cash collections of $200,000 were received the day after the period ended.

   Net trade receivables, at March 31, 1998 were $1,195,000, reflecting an increase from the December 31, 1997 level of $683,000, due primarily to increased sales. However, cash collections of $200,000 were received the day after the period ended, thereby, reducing the level.

   Inventory at March 31, 1998 was $156,000, an increase from $101,000 at year end 1997 due to material required to support the backlog of sales orders.

   Net property, plant and equipment was $1,162,000 at March 31, 1998, an increase from $1,107,000 million at year end 1997. For the three months ending March 31, 1998, $101,000 of capital expenditures were made to insure cost competitiveness and the ability to reach new markets.

   Other current liabilities at March 31, 1998 were $140,000, an increase from $110,000 at December 31, 1997.

   The A-C Reorganization Trust, pursuant to the Plan of Reorganization, funds all costs incurred by Allis-Chalmers which relate to implementation of the Plan of Reorganization, thus avoiding additional demands on the liquidity of the Company. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

   In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Consolidated Plan. Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments to the Consolidated Plan during 1996 and 1997. Given the inability of the Company to fund such obligations with its limited financial resources, in February 1997, Allis-Chalmers applied to the PBGC for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as "amended" (ERISA). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

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

   (b) Reports on Form 8-K - No report on Form 8-K was filed during the first quarter of 1998.

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

   May 15, 1998