Form 10-Q
period 1998-06-30
ALLIS CHALMERS CORP
filed 1998-07-31
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

         (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________


              Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
             (Exact name of registrant as specified in its charter)


                    Delaware                                    39-0126090
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

          1126 South 70th Street
          West Allis, Wisconsin                             53214-3151
    (Address of principal executive offices)                 (Zip code)


                                 (414)475-2000
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

At July 21, 1998 there were 1,003,028 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF OPERATIONS




                               Three Months Ended          Six Months Ended
                                     June 30                    June 30
                            -----------------------     --------------------
                               1998          1997          1998         1997
                            ----------    ---------     ----------   ---------
                                       (thousands, except per share)

Sales                     $     1,249    $      985   $    2,752   $     2,013
Cost of sales                     937           717        1,954         1,534
                          -----------    ----------   ----------   -----------

    Gross Margin                  312           268          798           479


Marketing and
 administrative
 expense                          515           355          874           724
                           ----------    ----------   ----------   -----------


    Loss from Operations         (203)          (87)         (76)         (245)

Other income (expense)
   Interest income                  6            11           12            26
   Interest expense                (9)          (12)         (18)          (20)
   Pension expense                  0          (466)           0          (932)
   Other                            9             0           22            13
                          -----------    ----------   ----------   -----------


    Net Income/(Loss)     $      (197)   $     (554)  $      (60)  $    (1,158)
                          ===========    ==========    ==========   ==========

    Net Income/(Loss)
     per Common Share     $      (,20)   $     (.55)  $     (.06)  $     (1.15)
                          ===========    ==========   ==========   ===========



                        STATEMENT OF ACCUMULATED DEFICIT

                   Six Months Ended June 30          1998        1997
                   ------------------------       ----------   -------
                                                        (thousands)

Accumulated deficit - beginning of year           $ (76,291)   $  (9,746)
Net loss                                                (60)      (1,158)
                                                  ---------     --------
Accumulated deficit - June 30                     $ (76,351)   $ (10,904)
                                                  =========     ========



This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF FINANCIAL CONDITION


                                                  June 30,       December 31,
                                                    1998                1997
                                                         (thousands)
Assets

Cash and short-term investments                $       678          $       699
Trade receivables, net                                 660                  683
Inventories, net                                        78                  101
Other current assets                                   108                  121
                                               -----------          -----------

       Total Current Assets                          1,524                1,604

Net property, plant and equipment                    1,238                1,107
                                               -----------          -----------

       Total Assets                            $      2,762         $     2,711
                                               ============         ===========


Liabilities and Shareholders'
  Deficit

Current maturities of long-term debt           $        69          $        38
Trade accounts payable                                 143                  219
Accrued employee benefits                              171                  123
Reserve for legal expenses                             204                  174
Accrued pension liability                           68,801               68,801
Other current liabilities                              204                  110
                                               -----------          -----------

       Total Current Liabilities                    69,592               69,465

Accrued pension liability                                -                    -
Accrued postretirement benefit
 obligations                                           964                  990
Long-term debt                                         250                  240

Shareholders' deficit
  Common stock, ($.15 par value,
   authorized 2,000,000 shares, outstanding
   1,003,028 at June 30, 1998 and December 31,
   1997)                                               152                  152
  Capital in excess of par value                     8,155                8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)        (76,351)             (76,291)
                                               -----------          -----------


       Total Shareholders' Deficit                 (68,044)             (67,984)

Commitments and contingent liabilities

       Total Liabilities and Shareholders'
        Deficit                                $     2,762          $     2,711
                                                ==========          ===========



This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS

                                                           Six Months Ended
                                                                June 30
                                                           1998           1997
                                                              (thousands)

Cash flows from operating activities:
  Net loss                                            $     (60)     $   (1,158)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                          88              70
      Gain on sale of fixed assets                            0             (13)
      Change in working capital:
        Decrease in receivables, net                         23              71
        Decrease (increase) in inventories                   23              (1)
        Increase (decrease) in trade accounts payable       (76)              4
        Increase (decrease) in other current items          185            (272)
        Increase in accrued pension liability, net            0             932
      Other                                                 (26)            (47)
                                                      ---------      ----------

        Net cash (used) by operating activities             157            (414)

Cash flows from investing activities:
  Capital expenditures                                     (219)           (228)
  Proceeds from sale of equipment                             0              15
                                                      ---------      ----------

        Net cash (used) by investing activities            (219)           (213)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt               71               -
  Payment of long-term debt                                 (30)            (26)
                                                      ---------      ----------

        Net cash (used) by financing activities              41             (26)
                                                      ---------      ----------

Net decrease in cash and short-term investments             (21)           (653)

Cash and short-term investments at
 beginning of period                                        699           1,568
                                                      ---------      ----------

Cash and short-term investments at
 end of period                                        $     678      $      915
                                                      =========      ==========

Supplemental information - interest paid              $      18      $       20
                                                      =========      ==========



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

NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments to the Consolidated Plan during 1996 and 1997. Given the inability of the Company to fund such obligations with its limited financial resources, in February 1997, Allis-Chalmers applied to the Pension Benefit Guaranty Corporation (PBGC) for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

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

On March 2, 1998, Allis-Chalmers sent the Internal Revenue Service (IRS) a formal Offer in Compromise of the Company's tax liability under Code section 4971. On July 16, 1998, the parties reached a settlement agreement in principle subject to final IRS approval. In the meantime, discussions regarding definitive documentation continue with the PBGC on certain issues contained in a proposed Shareholder Agreement between the Company and the PBGC. The Company is encouraged by the progress made in these discussions. However, if a satisfactory agreement cannot be negotiated with the PBGC, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Sales in the second quarter of 1998 totaled $1,249,000 an increase of 27% from $985,000 in the second quarter of 1997. This significant increase was due to a healthy market, better pricing, new customers served and expanded services provided. Operations of the Company consist of Houston Dynamic Service, Inc.
(HDS), the Company's machinery repair and service subsidiary.

Gross margin, as a percentage of sales, was 25% in the second quarter of 1998, a decrease from 27.2% in 1997.

Marketing and administrative expense was $515,000 in the second quarter of 1998 compared with $355,000 in the prior year. The increase reflects additional costs in managing the Company's business along with the pension and IRS issues. See
Note 2 to the Financial Statements for further discussion. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

There was no pension expense in the second quarter of 1998 as compared to pension expense in the second quarter of 1997 of $466,000. See Note 2 to the Financial Statements for further discussion.

The Company incurred a net loss of $197,000, or $.20 per common share, in the second quarter of 1998 compared with a net loss of $554,000, or $.55 per common share, in the same period of 1997.

In the first half of 1998, the Company incurred a net loss of $60,000 or $.06 per common share compared with a loss of $1,158,000 or $1.15 per common share in the same period of 1997.

Financial Condition and Liquidity

Cash and short term investments totaled $678,000 at June 30, 1998, a decrease from $699,000 at December 31, 1997. The slight decrease in cash was partially due to selected capital expenditures for equipment upgrading.

Net trade receivables at June 30, 1998 were $660,000, reflecting a decrease from the December 31, 1997 level of $683,000. This slight decrease was due to aggressive collection activity and is significant considering the increase in sales.

Inventory at June 30, 1998 was  $78,000,  a decrease  from  $101,000 at year end
1997,

Net property, plant and equipment was $1,238,000 at June 30, 1998, an increase from $1,107,000 million at year end 1997. For the six months ending June 30, 1998, $219,000 of capital expenditures were made to insure cost competitiveness and the ability to reach new markets.

Other current liabilities at June 30, 1998 were $204,000, an increase from $110,000 at December 31, 1997. This increase reflects additional corporate costs in managing the Company's business along with costs related to the ongoing pension and tax issues. See Note 2 to the Financial Statements for further discussion.

The A-C Reorganization Trust, pursuant to the Plan of Reorganization, funds all costs incurred by Allis-Chalmers which relate to implementation of the Plan of Reorganization, thus avoiding additional demands on the liquidity of the Company. Such costs include an allocated share of certain expenses for Company employees, professional fees and certain other administrative expenses.

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Consolidated Plan. Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the second quarter of 1996, the Company made a cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments to the Consolidated Plan during 1996 and 1997. Given the inability of the Company to fund such obligations with its limited financial resources, in February 1997, Allis-Chalmers applied to the PBGC for a "distress" termination of the Consolidated Plan under section 4041(c) of ERISA. The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

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

On March 2, 1998, Allis-Chalmers sent the Internal Revenue Service (IRS) a formal Offer in Compromise of the Company's tax liability under Code section 4971. On July 16, 1998, the parties reached a settlement agreement in principle subject to final IRS approval. In the meantime, discussions regarding definitive documentation continue with the PBGC on certain issues contained in a proposed Shareholder Agreement between the Company and the PBGC. The Company is encouraged by the progress made in these discussions. However, if a satisfactory agreement cannot be negotiated with the PBGC, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

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

(b) Reports on Form 8-K - No report on Form 8-K was filed during the second quarter of 1998.

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

                                             Allis-Chalmers Corporation
                                                    (Registrant)


                                              /s/ John T. Grigsby, Jr.
                                             John T. Grigsby, Jr.
                                             Vice Chairman, Executive Vice
                                             President and Chief Financial
                                             Officer

July 29, 1998

                                 EXHIBIT INDEX

Exhibit No.        Description

   27          Financial Data Schedule