Form 10-Q
period 1998-09-30
ALLIS CHALMERS CORP
filed 1998-11-13
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

     (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

At October 23, 1998 there were 1,003,028 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------
STATEMENT OF OPERATIONS
-----------------------

                                     Three Months Ended       Nine Months Ended
                                        September 30            September 30
                                        ------------            ------------
                                      1998         1997      1998       1997
                                      ----         ----      ----       ----
                                           (Thousands, except per share)

Sales                                $ 943       $ 813      $3,695    $ 2,826
Cost of sales                          670         652       2,624      2,186
                                     -----       -----      ------    -------
    Gross Margin                       273         161       1,071        640

Marketing and administrative
  expense                              426         356       1,300      1,080
                                      ----        ----      ------     ------

    Loss from Operations              (153)       (195)       (229)      (440)

Other income (expense)
   Interest income                       7          10          19         36
   Interest expense                    (10)         (8)        (28)       (28)
   Pension expense                       0        (465)          0     (1,397)
   Other                               836           0         858         13
                                      ----        -----       -----    -------

    Net Income/(Loss)                $ 680       $(658)     $  620    $(1,816)
                                     =====       ======     ======    ========
    Net Income/(Loss) per
      Common Share                   $ .68       $(.66)     $  .62    $ (1.81)
                                     =====       ======     ======    ========


                        STATEMENT OF ACCUMULATED DEFICIT

                      Nine Months Ended September 30     1998            1997
                      ------------------------------     ----            ----
                                                              (thousands)
Accumulated deficit -
  beginning of year                                    $(76,291)       $(9,746)

Net income/(loss)                                           620         (1,816)

Accumulated deficit - September 30                     $(75,671)      $(11,562)
                                                       =========      =========
This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------
STATEMENT OF FINANCIAL CONDITION
--------------------------------

                                                  September 30,     December 31,
                                                     1998             1997
                                                   --------         --------
                                                           (thousands)
Assets

Cash and short-term investments                  $    426           $    699
Trade receivables, net                                477                683
Inventories, net                                       70                101
Other current assets                                  135                121
                                                      ---                ---
       Total Current Assets                         1,108              1,604

Net property, plant and equipment                   1,284              1,107
                                                    -----              -----
       Total Assets                              $  2,392           $  2,711
                                                 --------           --------

Liabilities and Shareholders' Deficit

Current maturities of long-term debt             $     55           $     38
Trade accounts payable                                163                219
Accrued employee benefits                             137                123
Reserve for legal expenses                            174                174
Accrued pension liability                          67,901             68,801
Other current liabilities                             126                110
                                                   ------             ------
       Total Current Liabilities                   68,556             69,465

Accrued pension liability                               -                  -
Accrued postretirement benefit obligations            950                990
Long-term debt                                        250                240

Shareholders' deficit
  Common stock, ($.15 par value, authorized
   2,000,000 shares, outstanding 1,003,028
   at September 30, 1998 and December 31, 1997)       152                152
  Capital in excess of par value                    8,155              8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)       (75,671)           (76,291)
                                                  --------           --------

       Total Shareholders' Deficit                (67,364)           (67,984)
                                                  --------            -------
Commitments and contingent liabilities

       Total Liabilities and Shareholders'
        Deficit                                  $  2,392           $  2,711
                                                 ========           ========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS


                                                             Nine Months Ended
                                                                September 30
                                                                ------------
                                                               1998         1997
                                                               ----         ----
                                                                  (thousands)

Cash flows from operating activities:
  Net income/(loss)                                           $ 620     $(1,816)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation and amortization                             138         107
      Gain on sale of fixed assets                               (2)        (13)
      Change in working capital:
        Decrease in receivables, net                            206         206
        Decrease (increase) in inventories                       31         (19)
        Decrease in trade accounts payable                      (56)         (3)
        Decrease (increase) in other current items               16        (273)
      (Decrease) increase in accrued pension liability, net    (900)      1,398
      Other                                                     (40)        (62)
                                                               -----      ------
        Net cash (used) provided by operating activities         13        (475)

Cash flows from investing activities:
  Capital expenditures                                         (313)       (245)
  Proceeds from sale of equipment                                 0          15
                                                               -----       -----
        Net cash used by investing activities                  (313)       (230)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                   71           -
  Payment of long-term debt                                     (44)        (41)
                                                                ----       -----
        Net cash (used) by financing activities                  27         (41)

Net decrease in cash and short-term
 investments                                                   (273)       (746)

Cash and short-term investments at
 beginning of period                                            699       1,568
                                                                ---       -----
Cash and short-term investments at
 end of period                                                $ 426      $  822
                                                              =====      ======
Supplemental information - interest paid                      $  28      $   28
                                                              =====      ======


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

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in first-tier taxes under Code section 4971(a) of approximately $900,000.

On March 2, 1998, Allis-Chalmers sent the Internal Revenue Service (IRS) a formal Offer in Compromise of the Company's tax liability under Code section 4971. On July 16, 1998, the parties reached a settlement agreement in principle in the amount of $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998. In the meantime, discussions regarding definitive documentation continue with the PBGC on certain issues contained in a proposed Shareholder Agreement between the Company and the PBGC. The Company is encouraged by the progress made in these discussions. However, if a satisfactory agreement cannot be negotiated with the PBGC, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
Results of Operations

Sales in the third quarter of 1998 totaled $943,000 an increase of 16% from $813,000 in the third quarter of 1997. This increase was due to better pricing, new customers served and expanded services provided. Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

Gross margin, as a percentage of sales, was 28.9% in the third quarter of 1998, a significant increase from 19.8% in 1997. However, this increase is in line with all of 1998.

Marketing and administrative expense was $426,000 in the third quarter of 1998 compared with $356,000 in the prior year. The increase reflects $103,000 of expenditures in our continuing pursuit of an acquisition. A significant portion of the Company's administrative expenses relate to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

There was no pension expense in the third quarter of 1998 as compared to pension expense in the third quarter of 1997 of $466,000. However, there was other income of $825,000 resulting from the settlement reached with the IRS in the amount of $75,000 for a liability previously recorded in the amount of $900,000. See Note 2 to the Financial Statements for further discussion.

The Company had net income of $680,000, or $.68 per common share, in the third quarter of 1998 compared with a net loss of $685,000, or $.66 per common share, in the same period of 1997.

In the first nine months of 1998, the Company had a net profit of $620,000 or $.62 per common share compared with a loss of $1,816,000 or $1.81 per common share in the same period of 1997.

Financial Condition and Liquidity

Cash and short term investments totaled $426,000 at September 30, 1998, a decrease from $699,000 at December 31, 1997. The decrease in cash was partially due to the IRS payment of $75,000 along with higher corporate administrative expenses.

Net trade receivables at September 30, 1998 were $477,000, reflecting a decrease from the December 31, 1997 level of $683,000. This decrease was due to aggressive collection activity and drop off in sales.

Net property, plant and equipment was $1,284,000 at September 30, 1998, an increase from $1,107,000 million at year end 1997. For the nine months ending September 30, 1998, $313,000 of capital expenditures were made to insure cost competitiveness and the ability to reach new markets.

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

The PBGC Agreement is subject to negotiation of definitive documentation and to satisfactory resolution of Allis-Chalmers tax obligations with respect to the Consolidated Plan under section 4971 of the Code. Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10 percent on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan.
Section 4971(b) of the Code imposes an additional, third-tier tax equal to 100 percent of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies have resulted in first-tier taxes under Code section 4971(a) of approximately $900,000.

On March 2, 1998, Allis-Chalmers sent the Internal Revenue Service (IRS) a formal Offer in Compromise of the Company's tax liability under Code section 4971. On July 16, 1998, the parties reached a settlement agreement in principle in the amount of $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998. In the meantime, discussions regarding definitive documentation continue with the PBGC on certain issues contained in a proposed Shareholder Agreement between the Company and the PBGC. The Company is encouraged by the progress made in these discussions. However, if a satisfactory agreement cannot be negotiated with the PBGC, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing.

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

The only function that is year 2000 sensitive is our accounting system. We have received written assurances from our software provider that the system is year 2000 compliant.

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


PART II.  OTHER INFORMATION
---------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------
See PART I. Item 2, "Management's Discussion and Analysis."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)  Exhibits:  (27) - Financial Data Schedule

(b) Reports on Form 8-K - No report on Form 8-K was filed during the third quarter of 1998.



                                    SIGNATURE
                                    ---------

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


November 11, 1998