Form 10-K405
period 1998-12-31
ALLIS CHALMERS CORP
filed 1999-04-01
CIK 3982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

       (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

                                       Or

       [ ]    TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_________ to______________ Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
             (Exact name of registrant as specified in its charter)

                         Delaware                           39-0126090
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)               Identification No.)

   4180 Cherokee Drive, Brookfield, Wisconsin                53045
    (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code     (414)781-7155

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock - $.15 Par Value


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

       At  March  1,  1999,   there  were  1,003,028   shares  of  Common  Stock
outstanding.

                             1998 FORM 10-K CONTENTS


PART I

             Item                                                           Page
             ----                                                           ----
            1.   Business.                                                   3
            2.   Properties.                                                 5
            3.   Legal Proceedings.                                          5
            4.   Submission of Matters to a Vote of
                   Security Holders.                                         7

PART II
            5.   Market for Registrant's Common Equity
                   and Related Stockholder Matters.                          8
            6.   Selected Financial Data.                                    9
            7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                      10
            7A.  Quantitative and Qualitative Disclosures about
                   Market Risk.                                              14
            8.   Financial Statements and Supplementary Data.                15
            9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.                      30

PART III
          10.    Directors and Executive Officers
                   of the Registrant.                                        31
          11.    Executive Compensation.                                     34
          12.    Security Ownership of Certain Beneficial
                   Owners and Management.                                    35
          13.    Certain Relationships and Related Transactions.             37

PART IV
          14.    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.                                                 38

Signatures.                                                                  41

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

The Company has its principal executive office in Milwaukee, Wisconsin and it maintains three wholly-owned subsidiaries. One subsidiary, Houston Dynamic Service, Inc., operates a machine repair business in Houston, Texas; the other two subsidiaries, KILnGAS R&D, Inc. and U.S.
Fluidcarbon Inc., are inactive.

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

(c)  Narrative Description of Business

The principal business activities of the Company are as follows:


MACHINE REPAIR

Sales of the machine repair business  operated by Houston Dynamic Service,  Inc.
(HDS), a wholly-owned subsidiary of the Company, were $5,021,000 in 1998, $4,062,000 in 1997 and $4,060,000 in 1996. The increase in 1998 sales from 1997 and 1996 was primarily the result of strong market conditions coupled with a more focused marketing strategy and product offering.

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

HDS employed 41 people on December 31, 1998. It operates out of a facility in Houston, Texas which was purchased by HDS in 1990. The facility includes a repair shop and office space.

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

Some of the Company's products, processes and systems are covered by patents owned by or licensed to the Company. No particular product, process or system is dependent on a single fundamental patent, the loss of which would jeopardize the Company's business. The Company licenses the use of a number of its trademarks, from which it receives income.

During the past three years, Amoco Chemical was the only customer which accounted for 10% or more of total Company sales -- Amoco Chemical generated 24% of 1998 sales, 12% of 1997 sales and 16% of 1996 sales.

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

The Company's employment was 47, 42 and 44 at December 31, 1998, 1997 and 1996, respectively.

For more detailed information, you should read in their entirety the audited 1998 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

(d)   Financial Information About Foreign and
      Domestic Operations and Export Sales

The Company has no foreign operations or significant export sales.


ITEM 2. PROPERTIES.

The Company's principal operating facility is a 25,000 square foot repair shop and office building in Houston, Texas, which is owned by HDS. Allis-Chalmers leases its administrative offices in Milwaukee, Wisconsin on a short-term basis. The facilities are considered adequate and suitable for the Company's principal business.


ITEM 3.  LEGAL PROCEEDINGS.

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11
OF THE UNITED STATES BANKRUPTCY CODE

On June 29, 1987, Allis-Chalmers and 17 of its domestic subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Plan of Reorganization was confirmed by the Bankruptcy Court on October 31, 1988 after acceptance by the Company's creditors and shareholders, and the Plan of Reorganization was consummated on December 2, 1988.

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


ENVIRONMENTAL PROCEEDINGS

As part of the Plan of Reorganization, the Company made a cash payment of $4.5 million to the EPA in settlement of the EPA's claims for cleanup costs at all sites where the Company was alleged to have disposed of hazardous waste. The EPA settlement included both past and future cleanup costs at these sites and released the Company of liability for claims of contribution or indemnity which may be asserted by other potentially responsible parties against Allis-Chalmers in connection with these specific sites.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

The Plan of Reorganization provided for cancelling the old common stock of Allis-Chalmers on December 2, 1988 and issuing new common stock of the reorganized Company (Common Stock) to certain holders of claims and interests, including holders of old common stock.

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

The Common Stock is subject to trading restrictions that are set forth in the Company's Amended and Restated Certificate of Incorporation. The trading restrictions are designed to maximize the likelihood of preserving the Company's substantial net operating loss carryforwards. There is no established public trading market for the Common Stock. It is not certain when or if trading in the Common Stock will commence or on which registered stock exchange or quotation system, if any, the Common Stock may eventually be listed or quoted. At the present time, the Company does not intend to file a listing application to any registered national stock exchange or Nasdaq for trading or quotation of the Common Stock.

No dividends were declared or paid during 1998, 1997 or 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                     1998         1997         1996         1995          1994 1.
                                                     ----         ----         ----         ----          ----
                                                                   (millions, except per share data)

Statement of Operations Data:
  Sales                                          $     5.0     $    4.1      $   4.1      $   3.2      $   3.6

  Income (loss) from:
    Continuing Operations                               .6        (66.5)        (1.7)        (1.4)        (1.1)
    Discontinued Operations                              -            -            -            -         (0.2)
    Sale of molded fabric
      products division                                  -            -            -            -         (2.9)
                                                 ---------     --------      -------      -------   ----------
      Net income (loss)                                 .6        (66.5)        (1.7)        (1.4)        (4.2)

  Income (loss) per common share
  (Basic and Diluted) from:
    Continuing Operations                              .62       (66.34)       (1.72)       (1.44)       (1.08)
    Discontinued Operations                              -            -            -            -         (.23)
    Sale of molded fabric
      products division                                  -            -            -            -        (2.82)
                                                 ---------     --------      -------      -------      -------
      Net income (loss)                                .62       (66.34)       (1.72)       (1.44)       (4.13)

Statement of Financial
 Condition Data:

  Total assets                                         2.6          2.7          3.4          4.1          4.6

  Long-term debt classified as:
    Current                                            0.1          0.1          0.1          0.3            -
    Long-term                                          0.2          0.2          0.3            -          0.3

  Shareholders' deficit                              (67.4)       (68.0)       (13.6)        (9.9)        (6.9)



1. Reflects the results of operations of the Company's BRB division as a discontinued operation.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.


This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes to Consolidated Financial Statements.

Overview

Allis-Chalmers, after emerging from Chapter 11 under the Plan of Reorganization, entered into an agreement with AL-CH Company, L.P. (Investor) pursuant to which the Investor agreed to purchase 6.1 million shares (on a prereverse stock split basis) of Common Stock (40% of the outstanding Common Stock) for $3,750,000 in cash. The Investor is a limited partnership controlled by Messrs. Robert E. Nederlander and Leonard Toboroff, two of the Company's directors.

The Company continues its efforts to conserve cash resources. However, the expenses associated with the ongoing Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, insurance and costs associated with other corporate requirements of a publicly held company will continue to make it difficult for the Company, at its present size, to achieve positive cash flow.

As of the date of the Chapter 11 filings in June 1987, the Company sponsored 19 defined benefit plans providing pensions for substantially all U.S. employees. The pension plan for U.S. salaried employees was capped and frozen effective March 31, 1987, so there have been no further benefit accruals after that date. As a result of divestitures during the Chapter 11 proceedings, eight active plans were transferred to the buyers of the businesses, leaving the Company as sponsor of 11 plans, none of which permitted additional benefit accruals. Effective January 1, 1989, the 11 remaining plans were consolidated into a single plan, the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan).

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Consolidated Plan. Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a required cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments during 1996 and 1997. Given the inability of the Company to fund such obligations with its current financial resources, in February 1997, Allis-Chalmers applied to the Pension Benefit Guaranty Corporation (PBGC) for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

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

The PBGC Agreement is subject to negotiation of definitive documentation and discussions regarding definitive documentation continue with the PBGC on certain issues contained in a proposed agreement between the Company and the PBGC. The Company is close to resolving these issues with the PBGC and an agreement between the Company and the PBGC should be signed in the near future. However, if a satisfactory agreement cannot be finalized with the PBGC, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing. .

The PBGC Agreement is also subject to satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under section 4971 of the Internal Revenue Code of 1986, as amended (Code). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10 percent on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan.
Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100 percent of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code section 4971(a) of approximately $900,000.

On March 2, 1998, Allis-Chalmers sent the Internal Revenue Service (IRS) a formal Offer in Compromise of the Company's tax liability under Code section 4971. On July 16, 1998, the parties reached a settlement agreement in principle in the amount of $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998.

The acquisition environment has been unfavorable since the Investor's 1989 cash contribution to the Company and remained very difficult for the Company during 1998. The problems continued to include the Company's lack of cash for investment, limited availability of debt financing for acquisitions and the financial exposure associated with the Consolidated Plan. Therefore, the Company continues to proceed cautiously with its efforts to identify and evaluate potential candidates for acquisition.

Results of Operations

Results of operations for 1998, 1997 and 1996 reflect the sole operation of the business of Allis-Chalmers: the machine repair business, HDS.

Sales totaled $5.0 million in 1998, compared with $4.1 million in both 1997 and 1996. The increase in sales for 1998 from 1997 and 1996 is primarily the result of strong market conditions coupled with a more focused marketing strategy and product offering.

Gross margins, as a percentage of sales, were 29.7%, 25.0% and 26.1% in 1998, 1997 and 1996, respectively.

Marketing and administrative expense was $1.7 million, $1.7 million and $1.4 million in 1998, 1997 and 1996, respectively. Marketing and administrative expense was 33.6% of sales in 1998 compared with 40.9% in 1997 and 34.8% in 1996. While there were additional costs incurred in 1998 in pursuit of acquisitions and certain engineering costs at HDS, these costs were offset by a reduction in 1998 of legal expenses as compared to 1997 (which had nonrecurring legal expenses associated with the termination of the Consolidated Plan and related negotiations with the PBGC and IRS). A significant portion of the Company's administrative expense relates to expenses for Securities and Exchange Commission and other governmental reporting as well as the legal, accounting and audit, insurance and other requirements of a publicly held company.

Interest income in each of the years resulted mainly from earnings on short-term investments. Interest expense primarily relates to a term loan, the proceeds of which were used to purchase the shop and office building from which HDS operates and additional financing for capital improvements at HDS.

Pension expense which relates to the recognition of the pension liability associated with the Consolidated Plan in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions," was $1,397,000 and $1,422,000 in 1997 and 1996, respectively. In 1998 there was no expense as a result of termination of the Consolidated Plan. The 1997 expense was for a nine month period as the transfer of the Consolidated Plan to the PBGC took place on September 30, 1997. The termination of the Consolidated Plan resulted in an additional $64.5 million pension expense in 1997, including $.9 million for IRS excise taxes.

The Company had net income of $618,000, or $.62 per common share in 1998, compared with a net loss of $66,545,000 (including recognition of pension expense of $65,926,000), or $66.34 per common share, in 1997 and a net loss of $1,728,000 in 1996. Net income in 1998 included income of $825,000 as a result of a $900,000 IRS liability settled for $75,000. Pension expense accounted for $65.73 per common share of the net loss in 1997.

Liquidity and Capital Resources

At December 31, 1998, the Company had cash and short-term investments totaling $223,000, a decrease from $699,000 at December 31, 1997. This decrease was the result of acquisition expenses in 1998 and expenses associated with the ongoing corporate reporting, as well as legal, accounting and audit, and insurance expenses. In addition, HDS had expenditures of $353,000 for capital items.

Trade receivables at December 31, 1998 were $796,000, compared with $683,000 at December 31, 1997. This increase was primarily the result of increased sales and certain major projects completed and billed by HDS near the end of the year.

Inventory at December 31, 1998 was $127,000, an increase from $101,000 at year end 1997.

Net property, plant and equipment at December 31, 1998 was $1,308,000, an increase from $1,107,000 at December 31, 1997. The Company incurred $353,000 on capital expenditures during 1998. Approximately $234,000 was invested in machinery and equipment acquisitions while approximately $119,000 was spent to improve HDS's facilities (including air conditioning and upgrading its telephone system). The expenditures for additional or upgrades of machinery and tooling were necessary to reduce production costs by decreasing downtime and increasing production efficiency output, helping to position the Company for further growth through the increased capacity and service capabilities it offers to the marketplace.

Current maturities of long-term debt at December 31, 1998 were $60,000 compared with $38,000 at year-end 1997. The increase was due to financing of an air conditioning system installed at HDS. In addition, there were payments on the real estate loan refinanced by HDS in August 1996. The proceeds of the original loan were used in 1990 for the purchase of the land and building in which HDS operates its business in Houston, Texas. The amount refinanced is required to be repaid in monthly installments of $3,278 through August 20, 2001, when the remaining unpaid balance is due. At December 31, 1998, the interest rate on the note was 10.5%. This rate is subject to adjustments during the term of the note in accordance with increases or decreases in the prime rate. The note is secured by the HDS facility (having a net book value of $444,000 at December 31, 1998) and the Company's guaranty.

The Company's principal sources of cash include earnings from operations and interest income on short-term investments. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and management believes that the Company will continue to use a substantial portion of its cash balances generated by HDS for these purposes in 1999.

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

Management considers the Company's only significant application that is year 2000 sensitive to be its accounting system. The Company has received written assurances from its software provider that the accounting system is year 2000 compliant.

Financial Condition

Shareholders' deficit at December 31, 1998 was $67.4 million. A three-year comparison of shareholders' deficit follows:

                                 (millions)       1998        1997        1996
                                                  ----        ----        ----

January 1                                      $  (68.0)   $  (13.6)    $  (9.9)
Net income (loss)                                    .6       (66.5)       (1.7)
Pension liability adjustment                         .0        12.1        (2.0)
                                               --------    --------     -------

December 31                                    $  (67.4)   $  (68.0)    $ (13.6)
                                               ========    ========     =======



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                            Page
                                                                            ----

Financial Statements:

   Report of Independent Accountants                                         16
   Statement of Operations for the Three Years Ended December 31, 1998       17
   Statement of Accumulated Deficit for the Three Years Ended
      December 31, 1998                                                      17
   Statement of Financial Condition at December 31, 1998 and 1997            18
   Statement of Cash Flows for the Three Years Ended December 31, 1998       19
   Notes to Consolidated Financial Statements                                20

   Financial Statement Schedule

       II     Valuation and Qualifying Accounts                              40

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Allis-Chalmers Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allis-Chalmers Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted  accounting  principles.  In addition,  in our opinion,  the  financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's application for a distress termination of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan") was approved by the Pension Benefit Guaranty Corporation ("PBGC") on September 30, 1997. At such date, the PBGC became the trustee of the Consolidated Plan and the Company and its subsidiaries incurred an estimated liability to the PBGC for unfunded benefit liabilities and accumulated funding deficiencies totaling approximately $68 million. The Company does not have the financial resources to fund this liability to the PBGC. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers  LLP
Milwaukee, Wisconsin
March 24, 1999

                             STATEMENT OF OPERATIONS



                                  Year Ended December 31            1998               1997                1996
                                  ----------------------         ----------         ----------         -----------
                                                                           (thousands, except per share)

Sales                                                           $     5,021         $    4,062         $     4,060
Cost of sales                                                         3,530              3,048               3,000
                                                                -----------         ----------         -----------
      Gross Margin                                                    1,491              1,014               1,060

Marketing and administrative expense                                  1,689              1,660               1,413
                                                                -----------         ----------         -----------

    Loss from Operations                                               (198)              (646)               (353)
Other income (expense)
  Interest income                                                        33                 54                  70
  Interest expense                                                      (50)               (45)                (39)
  Pension expense (Note 9)                                                -            (65,926)             (1,422)
  Other (Note 9)                                                        833                 18                  16
                                                                -----------         ----------         -----------

   Net Income (Loss)                                            $       618         $  (66,545)        $    (1,728)
                                                                ===========         ==========         ===========

   Net Income (Loss) per Common Share
      (Basic and Diluted)                                       $       .62         $   (66.34)        $     (1.72)
                                                                ===========         ==========         ===========


                        STATEMENT OF ACCUMULATED DEFICIT

                                  Year Ended December 31            1998               1997                1996
                           -----------------------------        -----------         ----------         -----------
                                                                                                       (thousands)

Accumulated deficit beginning of year                           $   (76,291)        $   (9,746)        $    (8,018)
Net income (loss)                                                       618            (66,545)             (1,728)
                                                                -----------         ----------         -----------
Accumulated deficit end of year                                 $   (75,673)        $  (76,291)        $    (9,746)
                                                                ===========         ==========         ===========

The accompanying Notes are an integral part of the Financial Statements.



                        STATEMENT OF FINANCIAL CONDITION


                                             December 31               1998                 1997
                                             -----------            ----------         -----------
                                                                                       (thousands)

Assets

Cash and short-term investments                                     $      223         $       699
Trade receivables, net (Note 3)                                            796                 683
Inventories, net                                                           127                 101
Other current assets                                                       112                 121
                                                                    ----------         -----------
    Total Current Assets                                                 1,258               1,604

Net property, plant and equipment (Note 4)                               1,308               1,107
                                                                    ----------         -----------
    Total Assets                                                    $     2,566        $     2,711
                                                                    ===========        ===========

Liabilities and Shareholders' Deficit

Current maturities of long-term debt                                $       60         $        38
Trade accounts payable                                                     291                 219
Accrued employee benefits                                                  155                 123
Accrued pension liability (Note 9)                                      67,901              68,801
Other current liabilities                                                  312                 284
                                                                    ----------         -----------
    Total Current Liabilities                                           68,719              69,465

Accrued postretirement benefit obligations (Note 9)                        981                 990
Long-term debt (Note 6)                                                    232                 240

Shareholders' deficit (Note 7)
  Common stock ($.15 par value, authorized
   2,000,000 shares, outstanding 1,003,028
   at December 31, 1998 and December 31, 1997)                             152                 152
  Capital in excess of par value                                         8,155               8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)                            (75,673)            (76,291)
                                                                    ----------         -----------

    Total Shareholders' Deficit                                        (67,366)            (67,984)
Commitments and contingent liabilities (Note 10)
                                                                    ----------         -----------
    Total Liabilities and Shareholders'
     Deficit                                                        $     2,566        $     2,711
                                                                    ===========        ===========


The accompanying Notes are an integral part of the Financial Statements.

                             STATEMENT OF CASH FLOWS


                                  Year Ended December 31            1998               1997                1996
                                  ----------------------         ----------         ----------         -----------
                                                                                    (thousands)

Cash flows from operating activities:
    Net income (loss)                                           $       618         $  (66,545)        $    (1,728)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
       Depreciation and amortization                                    149                131                  92
       Changes in working capital:
           (Increase) decrease in receivables, net                     (113)               (31)               241
           (Increase) decrease in inventories                           (26)                (8)                 35
           Decrease in other current assets                               9                 15                 106
           Increase in trade accounts payable                            72                137                   9
           Increase (decrease) in other current
            liabilities                                                  60               (135)               (137)
            (Decrease) increase in accrued pension
            liability                                                  (900)            65,926               1,217
       Other                                                             (9)                (3)                (27)
                                                                -----------         ----------         -----------
           Net cash used by operating activities                       (140)              (513)               (192)

Cash flows from investing activities:
    Capital expenditures                                               (353)              (304)               (127)
    Proceeds from sale of excess equipment                                3                  3                   5
                                                                -----------         ----------         -----------
           Net cash used by investing activities                       (350)              (301)               (122)

Cash flows from financing activities:
    Net proceeds from issuance of long-term debt                         66                  -                 311
    Payment of long-term debt                                           (52)               (55)               (310)
                                                                -----------         ----------         -----------
           Net cash provided (used) by financing
            activities                                                   14                (55)                  1
                                                                -----------         ----------         -----------

Net decrease in cash and  short-term
 investments                                                           (476)              (869)               (313)

Cash and short-term investments at
 beginning of year                                                      699              1,568               1,881
                                                                -----------         ----------         -----------

Cash and short-term investments at end of year                  $       223         $      699         $     1,568
                                                                ===========         ==========         ===========

Supplemental information - interest paid                        $        50         $       45         $        39
                                                                ===========         ==========         ===========



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

Income Taxes

Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. See Note 5. Income Taxes.

Income (Loss) Per Common Share

In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes revised standards for computing and presenting earnings per share and was adopted by the Company during the fourth quarter of 1997. Given the fact that the Company did not have any common stock equivalents over the past several years, its income (loss) per common share remain unchanged as basic and diluted per share amounts are identical. As such, the adoption of this statement did not impact the historically reported income (loss) per common share amounts.

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

Major Customers

In 1998, 1997 and 1996 Amoco Chemical was the only customer which accounted for 10% or more of total sales -- 24% of 1998 sales, 12% of 1997 sales and 16% in 1996.

22


NOTE 3.  RECEIVABLES

                                             December 31                   1998               1997
                                          --------------               -----------        -----------
                                                                                 (thousands)
Trade accounts receivable                                              $       817        $       719
Allowance for doubtful receivables                                             (21)               (36)
                                                                       -----------        -----------
                                                                       $       796        $       683
                                                                       ===========        ===========


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

                                             December 31                   1998               1997
                                          --------------               -----------        -----------
                                                                                 (thousands)
Land and buildings                                                     $       545        $       545
Machinery and equipment                                                      1,606              1,426
Tools, patterns, furniture, fixtures
  and leasehold improvements                                                   752                582
                                                                       -----------        -----------
                                                                             2,903              2,553
Accumulated depreciation                                                    (1,595)            (1,446)
                                                                       -----------        -----------
                                                                       $     1,308        $     1,107
                                                                       ===========        ===========


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

The following table depicts the temporary differences as of December 31, 1998 and 1997:

                                                                         1998              1997
                                                                     -----------        ----------
                                                                               (millions)

Net future tax deductible items                                      $        35        $        36
Net operating loss carryforwards and other tax credits                       156                188
Valuation allowance                                                         (191)              (224)
                                                                     -----------        -----------

Net deferred taxes                                                   $         0        $         0
                                                                     ===========        ===========

Net future tax deductible items relate primarily to estimated future bankruptcy claim payments to be made by the Company's two grantor trusts. Gross deferred tax liabilities at December 31, 1998 and 1997 are not material.

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

Tax carryforwards at December 31, 1998 are estimated to consist of net operating losses of $439.0 million expiring 1999 through 2013, investment tax credits of $1.0 million expiring 1999 through 2001 and energy tax credits of $1.0 million expiring 1999 through 2001.

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

NOTE 6.  LONG-TERM DEBT

                                             December 31             1998               1997
                                             -----------         -----------        -----------
                                                                                    (thousands)

Real estate loan                                                 $       226        $       248
Other                                                                     66                 30
                                                                 -----------        -----------
                                                                         292                278
Less amounts classified as current                                        60                 38
                                                                 -----------        -----------
                                                                 $       232        $       240
                                                                 ===========        ===========


The real estate loan relates to the 1990 purchase of the land and building in Houston, Texas which had previously been leased by HDS. In August 1996, HDS refinanced this loan which is required to be repaid in monthly installments of $3,278 through August 20, 2001 when the remaining unpaid balance shall be due.
At December 31, 1998 and 1997, the interest rate on the note was 10.5%. The rate will be adjusted during the term of the note in accordance with increases or decreases in the prime rate. The note is secured by the HDS facility, ( having a net book value of $444,000 at December 31, 1998) and the Company's guaranty.


NOTE 7.  SHAREHOLDERS' DEFICIT

The components of Shareholders' Deficit are as follows:

                                             December 31             1998               1997
                                             -----------         -----------        -----------
                                                                                    (thousands)

Common stock                                                     $       152        $       152
Capital in excess of par value                                         8,155              8,155
Accumulated deficit                                                  (75,673)           (76,291)
Pension liability adjustment                                               -                  -
                                                                 -----------        -----------
       Shareholders' Deficit                                     $   (67,366)       $   (67,984)
                                                                 ===========        ===========

SFAS No. 87, "Employers' Accounting for Pensions," requires recognition in the Statement of Financial Condition of a minimum pension liability. The minimum pension liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. A reduction of shareholders' investment in the amount of $12.2 million in 1996 was recorded. This unfunded amount was recognized as expense in 1997 in connection with the distress termination of the Consolidated Plan and recognition of the Company's liability to the PBGC.

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

NOTE 9.  POSTRETIREMENT BENEFIT OBLIGATIONS

Pensions

As of the date of the Chapter 11 filings in June 1987, the Company sponsored 19 defined benefit plans providing pensions for substantially all U.S. employees. The pension plan for U.S. salaried employees was capped and frozen effective March 31, 1987, so there have been no further benefit accruals after that date. As a result of divestitures during the Chapter 11 proceedings, eight active plans were transferred to the buyers of the businesses, leaving the Company as sponsor of 11 plans, none of which permitted additional benefit accruals. Effective January 1, 1989, the 11 remaining plans were consolidated into a single plan, the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan).

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

This underfunded condition in the Consolidated Plan required the Company to make significant cash contributions to the Consolidated Plan pursuant to the Employment Retirement Income Security Act of 1974, as amended (ERISA), funding requirements starting in 1996.

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

The PBGC Agreement is subject to negotiation of definitive documentation and discussions regarding definitive documentation continue with the PBGC on certain issues contained in a proposed agreement between the Company and the PBGC. The Company is close to resolving these issues with the PBGC and an agreement between the Company and the PBGC should be signed in the near future. However, if a satisfactory agreement cannot be finalized with the PBGC, Allis-Chalmers will evaluate other alternatives, including a bankruptcy filing. .

The PBGC Agreement is also subject to satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under section 4971 of the Internal Revenue Code of 1986, as amended (Code). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10 percent on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan.
Section 4971(b) of the Code imposes an additional,  second-tier tax equal to

100 percent of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code section 4971(a) of approximately $900,000. This amount was accrued by the Company at December 31, 1997.

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

Net postretirement benefit expense for the years ended December 31, 1998, 1997 and 1996 included the following components (in thousands):

                                                          1998             1997                1996
                                                      -----------       -----------        -----------

Service cost                                          $         -       $         -        $         -
Interest cost on accumulated benefit obligation                53                62                 54
Amortization of unrecognized net gain                         (22)               (3)               (17)
                                                      -----------       -----------        -----------
Net postretirement benefit expense                    $        31       $        59                 37
                                                      ===========       ===========        ===========

Presently, the Company's postretirement benefit obligations are not funded. The status and a reconciliation of the Company's postretirement benefit obligations as of December 31, 1998 and 1997 was as follows (in thousands):

                                                                    1998               1997
                                                               -----------        -----------
Actuarial present value of accumulated postretirement
 benefit obligation                                            $       606        $       733
Unrecognized net gain                                                  375                257
                                                               -----------        -----------
Accrued postretirement benefit liability                       $       981        $       990
                                                               ===========        ===========


28


                                                                    1998               1997
                                                               -----------        -----------

Obligation at beginning of year                                $       733        $       867
Interest cost                                                           53                 62
Actuarial gain                                                        (140)              (134)
Benefit payments                                                       (40)               (62)
                                                               -----------        -----------
Obligation at end of year                                      $       606        $       733
                                                               ===========        ===========

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.5% at December 31, 1998 and 7.0% at December 31, 1997. The assumed rate decreases each year until an ultimate rate of 5.0% is reached at December 31, 2004. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $40,000 at December 31, 1998. The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at December 31, 1998 and December 31, 1997.


NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

Substantially all litigation proceedings pending against the Company were resolved pursuant to emergence from the Chapter 11 proceedings in 1988. Various loans, lease agreements and other commitments and contractual obligations of the Company were also satisfied pursuant to the Plan of Reorganization. The Company knows of no significant pre-Plan of Reorganization lawsuits presently pending against it or its subsidiaries which have not been assumed by the various trusts or other entities.

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

For additional information regarding the Consolidated Plan, see Note 9.


NOTE 11.  RELATED PARTY TRANSACTIONS

H. Sean Mathis, Chairman of the Board and Chief Executive Officer, Leonard Toboroff, Vice Chairman of the Board and Executive Vice President and John T. Grigsby, Jr., Vice Chairman of the Board, Executive Vice President and Chief Financial Officer, did not receive any compensation for their services as executive officers of the Company for the three years ended December 31, 1998.

NOTE 12.  QUARTERLY FINANCIAL DATA

  (unaudited)
                                               First            Second                Third                    Fourth
                                               Quarter          Quarter               Quarter*                 Quarter
                                -----------------------------------------------------------------------------------------
                                 1998         1997      1998        1997       1998       1997         1998        1997
                                ------      -------   --------   ---------   --------    --------    --------   ---------
                                                             (thousands, except per share)

Sales                         $  1,503    $  1,028   $  1,249   $    985    $   943     $    813   $  1,326    $  1,236
Gross Margin                       486         211        312        268        273          161        420         374

Net Income (Loss)                  137        (604)      (197)      (554)       680      (65,187)        (2)       (200)

Net Income (Loss) per
  Common Share
  (basic and diluted)              .14        (.60)      (.20)      (.55)       .68       (64.99)       0.0        (.20)

*Net loss and loss per share amounts have been restated compared with amounts previously reported by the Company to reflect the termination of the Consolidated Plan and recognition of the related liability to the PBGC as of September 30, 1997. Net income in the third quarter of 1998 included income of $825,000 as a result of a $900,000 IRS liability settled for $75,000.


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

       John R. Collins, age 71, a director since December 1988. Mr. Collins retired in 1989 after serving since 1985 as Administrative Assistant to the Secretary-Treasurer of International Union, United Automobile, Aerospace & Agricultural Implement Workers of America -- UAW.

       John T. Grigsby, Jr., age 58, a director since December 1988. Mr. Grigsby has been a Vice Chairman of the Board of the Company since May 1989, an Executive Vice President since October 1989 and Chief Financial Officer since January 1996, having previously served since December 1988 as the Company's Chairman and Chief Executive Officer. Prior to that time and since July 1987, Mr. Grigsby was employed by the Company as Managing Director, Restructure Project. Mr. Grigsby also serves as the A-C Reorganization Trustee, as President of Thomson McKinnon Securities, Inc. during winddown and liquidation of its affairs and President and Chief Executive Officer of N.W. Liquidating, Inc. He has been a director of 1st Southern Bank of Boca Raton, Florida since September 1987 and First Florida Industries, Inc. since July 1985.

       H. Sean Mathis, age 51, a director since December 1988. Mr. Mathis was elected as Chairman and Chief Executive Officer of the Company on January 16, 1996 and prior thereto Mr. Mathis served as a Vice President of the Company since July 1989. From July 1996 to September 1997, Mr. Mathis was Chairman of the Board of Universal Gym Equipment Inc., a privately owned company (Universal). In July 1997, Universal filed for protection under Federal Bankruptcy Laws. In September 1997, Mr. Mathis resigned as Chairman of the Board of Universal. From 1991 to 1993, Mr. Mathis was President of RCL Acquisition Corp., the predecessor firm of HMG. From 1993 to 1995, Mr. Mathis was President and a Director of RCL Capital Corporation, which was merged into DISC Graphics in November 1995. From 1988 to October 1993, Mr. Mathis was a Director and Chief Operating Officer of Ameriscribe Corporation (Ameriscribe), a national provider of reprographic and related facilities management services. From August 1992 to May 1994, Mr. Mathis acted as the Federal Court Appointed Trustee for International Wire News Service Liquidation Corp., formerly United Press International (UPI). From November 1991 through July 1992, Mr. Mathis was Vice Chairman and Director of UPI (then a news syndication service). In August 1992, as a part of a restructuring program, UPI filed for protection under the Federal Bankruptcy Laws. Mr. Mathis is also a Director of Thousand Trails, Inc., an operator of recreational parks.

       Claude D. Montgomery, age 46, a director since December 1988. Since November 1996, Mr. Montgomery has been a partner in Phillips Lytle Hitchcock Blaine & Huber, a law firm. From June 1993 to October 1996, Mr. Montgomery was a director and shareholder in Marcus Montgomery P.C., a law firm, formerly known as Marcus Montgomery Wolfson P.C. Mr. Montgomery was a director and shareholder in Varet, Marcus & Fink P.C., formerly known as Milgrim, Thomajan & Lee P.C., attorneys, New York, from August 1989 through June 1993.

       Robert E. Nederlander, age 65, a director since May 1989. Mr. Nederlander was elected by the Board of Directors on November 16, 1993 to serve as a Vice Chairman of the Board, having previously served as Chairman of the Board and Chief Executive Officer of the Company since May 1989. He resigned as Vice Chairman on October 18, 1996. He is also President and director of Nederlander Organization, Inc., New York, an owner and operator of one of the world's largest chains of theaters, since November 1981; President of Nederlander Television and Film Productions, Inc. since October 1985; Partner in the New York Yankees Baseball Club since 1973 and Managing General Partner from September 13, 1990 through December 31, 1991; director and Chairman of the Board of Riddell Sports, Inc. since April 1988; Chairman of the Board of MEGO Financial Corporation since January 1988; a director of MEGO Mortgage Corp. from September 1996 until June 1998, News Communications, Inc. and HFS Incorporated since 1995 (which was merged into Cendant in 1997).

       John E. Sundman, age 72, a director since December 1988. Mr. Sundman retired in December 1991 as Vice President of Corcap, Inc., Hartford, Connecticut, a position which he held since July 1988, when Corcap was spun off by Lydall, Inc., Manchester, Connecticut. He remains a director of Corcap, Inc.

       Allan R. Tessler, age 62, a director since September 1992. Mr. Tessler served as Chairman of the Board and Chief Executive Officer of the Company from November 1993 until January 1996. Mr. Tessler is Chairman of the Board and Chief Executive Officer of International Financial Group, Inc. since 1987; and Co-Chief Executive Officer of Data Broadcasting Corporation since June 1992. Mr. Tessler is also Chairman of the Board of Enhance Financial Services Group, Inc., Jackpot Enterprises, Inc., and Checker Holdings Inc. and director of The Limited, Inc. and Marketwatch.com.

       Leonard Toboroff, age 66, a director since May 1989. Mr. Toboroff has been a Vice Chairman of the Board and an Executive Vice President of the Company since May 1989; a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present; a practicing attorney continuously since 1961 to the present; a director since August 1987 and former Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe; and formerly a director, Chairman and Chief Executive Officer from May 1982 through June 1982 and Vice Chairman June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also a director of Banner Aerospace, Inc. and Saratoga Beverage, Inc.

(b)    Identification of Executive Officers


        Name, Age as of March 1,
           1998, and Position                          Business Experience
       --------------------------------------------------------------------------------------------------

        H. Sean Mathis, 51,                       See Item 10, subsection (a) above.
        Chairman of the Board and
        Chief Executive Officer

        Leonard Toboroff, 66,                     See Item 10, subsection (a) above.
        Vice Chairman of the Board
        and Executive Vice
        President

        John T. Grigsby, Jr., 58,                 See Item 10, subsection (a) above.
        Vice Chairman of the Board,
        Executive Vice President and
        Chief Financial Officer

        Jeffrey I. Lehman, 49,                    Mr. Lehman commenced his employment with
        Treasurer                                 Allis-Chalmers and was elected to his current position
                                                  in February 1996.  Since 1991, Mr. Lehman has been
                                                  employed by the A-C Reorganization Trust and
                                                  Thomson McKinnon Securities during winddown and
                                                  liquidation of their affairs.  He has also provided
                                                  financial consultation since 1985.


(c)     Identification of Certain Significant Employees

        None

(d)     Family Relationships

        None

(e)     Business Experience

        See this Item 10, subsections (a) and (b) above.

(f)     Involvement in Certain Legal Proceedings

        None

(g)     Promoters and Control Persons

        Not applicable


ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

No executive officer earned in excess of $100,000 in 1998. H. Sean Mathis who served as Chairman of the Board and Chief Executive Officer in 1996, 1997 and 1998 received no compensation for his services as such..

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


RETIREMENT PLAN

The Consolidated Plan covered 6 active employees at the beginning of 1998. The Consolidated Plan is a tax qualified defined benefit pension plan. Effective March 31, 1987, the Consolidated Plan was capped and frozen, without further increase in benefits provided by the Company after that date.

The retirement benefits paid under this plan are before any adjustment for a surviving spouse's pension and are not subject to Social Security offset or other deductions.

SAVINGS PLAN

The Company's Savings Plan was initiated in 1968. The Savings Plan permits the Company to contribute in its discretion cash or stock to participants' accounts. However, on June 1, 1985, the Company discontinued contributions to the Savings Plan.

During 1998  contributions  by Company  participants  to the Savings  Plan under
Section 401(k) of the Internal Revenue Code totaled $23,721. At December 31, 1997 there were a total of 192 participants in the Savings Plan, of whom 19 were active employees of the Company.

Due to the significant administrative costs associated with the Savings Plan, on December 22, 1997, the Company filed an Application for Determination for Terminating the Savings Plan with the IRS. The participants in the Savings Plan were notified of the termination which became effective September 20, 1998, at which time all funds had been withdrawn from the Savings Plan.


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


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

(a)     Security Ownership of Certain Beneficial Owners

        The following table lists the beneficial ownership with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 1999.

                                              Amount and Nature     Percent of
                   Name and Address             of Ownership           Class
                   ----------------             ------------           -----

        AL-CH Company, L.P., 810 Seventh
        Avenue, New York, NY  10019
        (includes shares held by Messrs.
        Nederlander and Toboroff
        as described below)                       407,251(1)          40.6%

                                              Amount and Nature     Percent of
                   Name and Address             of Ownership          Class
                   ----------------             ------------          -----

        Wells Fargo Bank, P.O. Box 60347,
        Los Angeles, CA  90060, Trustee
        under that certain Amended and
        Restated Retiree Health Trust
        Agreement for UAW Retired
        Employees of Allis-Chalmers
        Corporation                               136,406             13.6%

        Firstar Trust Company,
        777 East Wisconsin Avenue,
        Milwaukee, WI  53202, Trustee
        under that certain Amended and
        Restated Retiree Health Trust
        Agreement for Non-UAW Retired
        Employees of Allis-Chalmers
        Corporation                               101,977             10.2%

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

(b)     Security Ownership of Management

        The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 1, 1999 by directors and all directors and executive officers as a group. Except as otherwise noted in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.

                                           Amount and Nature        Percent of
                Name                          of Ownership            Class
                ----                          ------------            -----

        John R. Collins                                0               *
        John T. Grigsby, Jr.                       9,535               1.0%
        H. Sean Mathis                                 0              *
        Claude D. Montgomery                         533(1)           *
        Robert E. Nederlander                    407,251(2)          40.6%(2)
        John E. Sundman                            3,333              *
        Allan R. Tessler                               0              *
        Leonard Toboroff                         407,251(2)         40.6%(2)

        All directors and
        officers as a group
        (nine persons)                           420,652            42.0%

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

(c)     Changes in Control

        None


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)     Transactions with Management and Others

        None

(b)     Certain Business Relationships

        None

(c)     Indebtedness of Management

        None

(d)     Transactions with Promoters

        Not applicable

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.



(a)     List of Documents Filed. The Index to Financial Statements and Financial
        Schedule is included on page 15 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(b) Reports on Form 8-K. There were no Reports on Form 8-K filed in the fourth quarter of 1998.

(c)     Exhibits:

          2 .1. First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

          3.1.   Amended  and   Restated   Certificate   of   Incorporation   of
        Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 8- A dated August 12, 1992).

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

            ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                   (thousands)



                              Balance at                                                   Balance
   Year Ended                  Beginning                                                  at Close
December 31, 1996             of Period            Additions           Deductions        of Period
-----------------            -----------           ---------           ----------        ---------

Doubtful receivables         $       306           $       0           $      276(a)     $      30


Plant rearrangement          $        68           $       0           $       68        $       0
                             -----------           ---------           ----------        ---------



                              Balance at                                                   Balance
   Year Ended                  Beginning                                                  at Close
December 31, 1997             of Period            Additions           Deductions        of Period
-----------------            -----------           ---------           ----------        ---------

Doubtful receivables         $        30           $       6           $        0        $      36
                             -----------           ----------          ----------        ---------



                              Balance at                                                   Balance
   Year Ended                  Beginning                                                  at Close
December 31, 1998             of Period            Additions           Deductions        of Period
-----------------            -----------           ---------           ----------        ---------

Doubtful receivables         $        36           $       0           $       15        $      21
                             -----------           ----------          ----------        ---------




(a) Includes writeoff of uncollectible receivables, less recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Allis-Chalmers Corporation



                                           /s/John T. Grigsby, Jr.
                                           John T. Grigsby, Jr.
                                           Vice Chairman, Executive Vice
                                           President and Chief Financial Officer
                                           Date: March 29, 1999


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 26, 1999 by the following persons on behalf of the registrant and in the capacities indicated.



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