Form 10-Q
period 1999-03-31
ALLIS CHALMERS CORP
filed 1999-05-17
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________


                          Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              39-0126090
      -------------------------------              -------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


      4180 Cherokee Drive, Brookfield Wisconsin            53045
      -----------------------------------------         ----------
       (Address of principal executive offices)         (Zip code)


                                  (414)781-7155
               -------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

At May 12, 1999 there were 1,003,028 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF OPERATIONS
-----------------------

                                                  Three Months Ended
                                                        March 31
                                                  ------------------
                                                1999               1998
                                                ----               ----
                                              (thousands, except per share)

Sales                                        $     1,052       $     1,503
Cost of sales                                        713             1,017
                                             -----------       -----------

    Gross Margin                                     339               486

Marketing and administrative expense                 390               359
                                             -----------       -----------


    Income/(Loss) from Operations                    (51)              127
                                             -----------       -----------

Other income (expense)
   Interest income                                     1                 6
   Interest expense                                   (8)               (9)
  Other                                                1                13
                                             -----------       -----------


    Net Income/(Loss)                        $       (57)      $       137
                                             ===========       ===========


    Net Income/(Loss) per Common Share       $      (.06)      $       .14
                                             ===========       ===========


                        STATEMENT OF ACCUMULATED DEFICIT

    Three Months Ended March 31                 1999              1998
    ---------------------------                 ----              ----
                                                      (thousands)

Accumulated deficit - beginning of year      $   (75,673)      $   (76,291)
Net income/(loss)                                    (57)              137
                                             -----------       -----------
Accumulated deficit - March 31               $   (75,730)      $   (76,154)
                                             ===========       ===========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------
STATEMENT OF FINANCIAL CONDITION
--------------------------------
                                                    March 31,      December 31,
                                                      1999           1998
                                                           (thousands)
Assets

Cash and short-term investments                   $       222     $       223
Trade receivables, net                                    604             796
Inventories, net                                          272             127
Other current assets                                       72             112
                                                  -----------     -----------

       Total Current Assets                             1,170           1,258

Net property, plant and equipment                       1,305           1,308
                                                  -----------     -----------

       Total Assets                               $     2,475     $     2,566
                                                  ===========     ===========


Liabilities and Shareholders' Deficit

Current maturities of long-term debt              $        72     $        60
Trade accounts payable                                    225             291
Accrued employee benefits                                 120             155
Accrued pension liability                              67,901          67,901
Other current liabilities                                 385             312
                                                  -----------     -----------

       Total Current Liabilities                       68,703          68,719

Accrued postretirement benefit obligations                963             981
Long-term debt                                            232             232

Shareholders' deficit
  Common stock, ($.15 par value, authorized
   2,000,000 shares, outstanding 1,003,028
   at March 31, 1999 and December 31, 1998)               152             152
  Capital in excess of par value                        8,155           8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)           (75,730)        (75,673)
                                                  -----------     -----------

       Total Shareholders' Deficit                    (67,423)        (67,366)

Commitments and contingent liabilities

       Total Liabilities and Shareholders'
        Deficit                                   $     2,475     $     2,566
                                                  ===========     ===========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS
-----------------------
                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                           1999         1998
                                                           ----         ----
                                                                (thousands)

Cash flows from operating activities:
  Net income/(loss)                                       $   (57)     $   137
  Adjustments to reconcile net income/(loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization                            42           46
      Change in working capital:
        Decrease (increase) in receivables, net               192         (512)
        Increase in inventories                              (145)         (55)
        (Decrease) increase in trade accounts payable         (66)          55
        Increase in other current items                        78          141
        Increase in accrued pension liability, net              0            0
      Other                                                   (18)         (13)
                                                          -------      -------

        Net cash provided (used) by operating activities       26         (201)

Cash flows from investing activities:
  Capital expenditures                                        (39)        (101)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                 29           71
  Payment of long-term debt                                   (17)         (14)
                                                          -------      -------

        Net cash provided by financing activities              12           57
                                                          -------      -------

Net (decrease) in cash and short-term investments              (1)        (245)

Cash and short-term investments at
 beginning of period                                          223          699
                                                          -------      -------

Cash and short-term investments at
 end of period                                            $   222      $   454
                                                          =======      =======

Supplemental information - interest paid                  $     8      $     9
                                                          =======      =======


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's 1998 Annual Report.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

Sales in the first quarter of 1999 totaled $1,052,000 a decrease from $1,503,000 in the first quarter of 1998. This decrease was due to extremely soft conditions as a backlash to the very low oil prices during the second half of 1998 which resulted in lower shipments compared to the same period in 1998. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemical, and petrochemical operations throughout the Gulf Coast.

Gross margin, as a percentage of sales, was 32% in the first quarter of 1999 no change from 32% in 1998.

Marketing and administrative expense was $390,000 in the first quarter of 1999 compared with $359,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $57,000, or $.06 per common share, in the first quarter of 1999 compared with net income of $137,000, or $.14 per common share, in the same period of 1998.


Financial Condition and Liquidity

Cash and short term investments totaled $222,000 at March 31, 1999, no change from $223,000 at December 31, 1998.

Net trade receivables, at March 31, 1999 were $604,000, reflecting a decrease from the December 31, 1998 level of $796,000, due primarily to the reduction in sales.

Inventory at March 31, 1999 was $272,000, a significant increase from $127,000 at year end 1998 due to one particular order for $110,000 that remained in work in process at March 31, 1999 and was subsequently shipped and billed in April 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

None


PART II.  OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

See PART I. Item 2, "Management's Discussion and Analysis."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:  (27) - Financial Data Schedule

(b) Reports on Form 8-K - No report on Form 8-K was filed during the first quarter of 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Allis-Chalmers Corporation
                                         --------------------------
                                             (Registrant)


                                         /s/ John T. Grigsby, Jr.
                                         ------------------------
                                         John T. Grigsby, Jr.
                                         Vice Chairman, Executive Vice
                                         President and Chief Financial
                                         Officer

May 15, 1999

                                 EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

  27                     Financial Data Schedule