Form 10-Q
period 1999-06-30
ALLIS CHALMERS CORP
filed 1999-08-05
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

         (Mark One)

                [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

                [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
             (Exact name of registrant as specified in its charter)


                    Delaware                                 39-0126090
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

          4180 Cherokee Drive
          Brookfield, Wisconsin                                53045
    (Address of principal executive offices)                (Zip code)


                                  (414)781-7155
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

At July 15, 1999 there were 1,588,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF OPERATIONS




                                              Three Months Ended              Six Months Ended
                                                    June 30                       June 30
                                             ----------------------        ---------------------
                                               1999          1998            1999         1998
                                             --------       -------        -------       -------
                                                         (thousands, except per share)

Sales                                        $  1,084       $ 1,249        $ 2,136       $ 2,752
Cost of sales                                     835           937          1,548         1,954
                                             --------       -------        -------       -------

    Gross Margin                                  249           312            588           798


Marketing and administrative expense              381           515            771           874
                                             --------       -------        -------       -------

    Income/(Loss) from Operations                (132)         (203)          (183)          (76)

Other income (expense)
   Interest income                                  2             6              3            12
   Interest expense                                (7)           (9)           (15)          (18)
  Other                                             0             9              1            22
                                             --------       -------        -------       -------

    Net Income/(Loss)                        $   (137)      $  (197)       $  (194)      $   (60)
                                             ========       =======        =======       =======

    Net Income/(Loss) per Common Share       $    (.9)      $  (.20)       $  (.15)      $  (.06)
                                             ========       =======        =======       =======



                        STATEMENT OF ACCUMULATED DEFICIT

                             Six Months Ended June 30              1999         1998
                             ------------------------            --------     --------
                                                                       (thousands)

Accumulated deficit - beginning of year                          $(75,673)    $(76,291)
Net income/(loss)                                                    (194)         (60)
                                                                 --------     --------
Accumulated deficit - June 30                                    $(75,867)    $ (76,351)
                                                                 ========     =========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF FINANCIAL CONDITION


                                                                       June 30,       December 31,
                                                                         1999            1998
                                                                       ---------      ------------
                                                                             (thousands)
Assets

Cash and short-term investments                                        $    186        $     223
Trade receivables, net                                                      592              796
Inventories, net                                                             67              127
Other current assets                                                         56              112
                                                                       ---------       ---------

       Total Current Assets                                                 901            1,258

Net property, plant and equipment                                         1,270            1,308
                                                                       ---------       ---------

       Total Assets                                                    $  2,171        $   2,566
                                                                       =========       =========

Liabilities and Shareholders' Deficit

Current maturities of long-term debt                                   $     75        $      60
Trade accounts payable                                                      179              291
Accrued employee benefits                                                   135              155
Accrued pension liability                                                67,901           67,901
Other current liabilities                                                   278              312
                                                                       ---------       ---------

       Total Current Liabilities                                         68,568           68,719

Accrued postretirement benefit obligations                                  952              981
Long-term debt                                                              211              232

Shareholders' deficit
  Common stock, ($.15 par value, authorized
   2,000,000 shares, outstanding 1,588,128
   at June 30, 1999 and 1,000,028 at December 31, 1998)                     152              152
  Capital in excess of par value                                          8,155            8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)                             (75,867)         (75,673)
                                                                       ---------       ---------


       Total Shareholders' Deficit                                      (67,560)         (67,366)

Commitments and contingent liabilities
                                                                       ---------       ---------
       Total Liabilities and Shareholders'
        Deficit                                                        $  2,171        $   2,566
                                                                       ========        =========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS


                                                                         Six Months Ended
                                                                             June 30
                                                                     -----------------------
                                                                      1999            1998
                                                                     -------         -------
                                                                           (thousands)
Cash flows from operating activities:
  Net loss                                                           $  (194)        $   (60)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                       83              88
      Change in working capital:
        Decrease in receivables, net                                     204              23
        Decrease in inventories                                           60              23
        Decrease in trade accounts payable                              (112)            (76)
        Increase in other current items                                    2             185
       Other                                                             (29)            (26)
                                                                     -------         -------

        Net cash provided by operating activities                         14             157

Cash flows from investing activities:
  Capital expenditures                                                   (47)           (221)
  Proceeds from sale of equipment                                          2               2
                                                                     -------         -------

        Net cash (used) by investing activities                          (45)           (219)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                            29              71
  Payment of long-term debt                                              (35)            (30)
                                                                     -------         -------

        Net cash provided (used) by financing activities                  (6)             41
                                                                     -------         -------

Net decrease in cash and short-term investments                          (37)            (21)

Cash and short-term investments at
 beginning of period                                                     223             699
                                                                     -------         -------

Cash and short-term investments at
 end of period                                                       $   186         $   678
                                                                     =======         =======

Supplemental information - interest paid                             $    15         $    18
                                                                     =======         =======


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis- Chalmers and its subsidiaries also have liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the PBGC Liability) totaled approximately $67.9 million.

In September 1997, Allis-Chalmers and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability which required, among other things, satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under Section 4971 of the Internal Revenue Code of 1986, as amended (Code). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10% on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan. Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100% of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to the Company and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code Section 4971(a) of approximately $900,000.

On July 16, 1998, the Company and the Internal Revenue Service (IRS) reached an agreement in principal to settle the Company's tax liability under Code Section 4971 for $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998.

In June 1999, but effective as of March 31, 1999, the Company and the PBGC entered into an agreement for the settlement of the PBGC Liability (the PBGC Agreement).

Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In accordance with the terms of the PBGC Agreement, the Company is required to (i) decrease the size of the Board of Directors of the Company (the Board) to seven members; (ii) cause a sufficient number of current directors of the Company to resign from the Board and all committess thereof; and (iii) cause Thomas M. Barnhart, II, Alexander P. Sammarco and David A. Groshoff, designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws (By-laws) to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as hereinafter defined), which is currently evidenced by a Company promissory note in favor of the PBGC in the amount of $75,000. During the term of the PBGC Agreement, the Company has agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Amended and Restated Certificate of Incorporation (Certificate) or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (Release Event).

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999 were also entered into; (i) a Registration Rights Agreement between the Company and PBGC (the Registration Rights Agreement); and (ii) a Lock-Up Agreement by and among the Company, the PBGC, AL-CH Company, L.P., a Delaware limited partnership (AL-CH), Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation (the UAW Trust), and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for Non-UAW

Retired Employees of Allis-Chalmers Corporation (the Non-UAW Trust) (the Lock-Up Agreement).

The Registration Rights Agreement grants each holder of Registrable Shares (defined in the Registration Rights Agreement to basically mean the shares of common stock issued to the PBGC under the PBGC Agreement) the right to have their shares registered pursuant to the Securities Act of 1933, as amended, on demand or incidental to a registration statement being filed by the

Company. In order to demand registration of Registrable Shares, a request for registration by holders of not less than 20% of the Registrable Shares is necessary. The Company may deny a request for registration of such shares if the Company contemplated filing a registration statement within 90 days of receipt of notice from the holders. The Registration Rights Agreement also contains provisions that allow the Company to postpone the filing of any registration statement for up to 180 days. The Registration Rights Agreement contains indemnification language similar to that usually contained in agreements of this kind.

The Lock-Up Agreement governs the transfer and disposition of shares of the Company's common stock and the voting of such shares, as well as grants the PBGC a right of sale of its shares prior to AL-CH, the UAW Trust and the Non-UAW Trust.

Pursuant to the Lock-Up Agreement, unless the Board has terminated the common stock transfer restrictions set forth in Article XIII of the Company's Certificate, AL-CH, the UAW Trust and the Non-UAW Trust each agreed that, during the period commencing on March 31, 1999 and ending on the third anniversary of the Release Event, it will not, directly or indirectly, sell, transfer, assign or dispose of any shares of Company stock it beneficially owns. Commencing with the third anniversary of the Release Event and continuing until the fifth anniversary of the Release Event, each of AL-CH, the UAW Trust and the Non-UAW Trust agreed not to sell, transfer or dispose of any shares of Company stock without first giving the PBGC an opportunity to sell all or any portion of the shares of Company stock the PBGC owns. The foregoing right of the PBGC applies to the sale of Company stock in a public offering or otherwise.

The Lock-Up Agreement also contains a voting component. During the term of the Lock-Up Agreement, each party to the agreement agreed to vote, at any meeting of the Company stockholders and in any written consent, all shares of Company stock owned by it in favor of the election as directors of the Company the persons nominated by the Nominating Committee of the Board and to refrain from taking any action contrary to or inconsistent with such obligation. During the term of the Lock-Up Agreement, each party to the agreement further agreed not to vote its shares of Company stock or take any other action to amend the Company's Certificate or By-laws in a manner that is inconsistent with, or in breach of, the PBGC Agreement. Each party further agreed that it will vote all of its shares (i) in favor of certain specified amendments to the Company's Certificate, (ii) for the election of the persons designated by the PBGC (each, a PBGC Director) to serve on the Board and (iii) in favor of the election of Company directors who are committed to cause, and who do cause, one PBGC Director to be appointed to the Nominating Committee of the Board and one PBGC Director to be appointed as the Chairman of the Compensation Committee of the Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

Sales in the second quarter of 1999 totaled $1,084,000 a decrease of 13% from $1,249,000 in the second quarter of 1998. The decrease was due to extremely soft conditions as a backlash to the very low oil prices during the second half of 1998 which resulted in lower shipments in 1999 compared to the same period in 1998. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operations throughout the Gulf Coast.

Gross margin, as a percentage of sales, was 23% in the second quarter of 1999, a decrease from 25% in 1998 due to competitive pricing.

Marketing and administrative expense was $381,000 in the second quarter of 1999 compared with $515,000 in the prior year. The decrease reflects the 1998 nonreoccurring costs that were associated with the Consolidated Plan and related IRS issues. See Note 2 to the Financial Statements for further discussion. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $137,000, or $.09 per common share, in the second quarter of 1999 compared with a net loss of $197,000, or $.20 per common share, in the same period of 1998.

In the first half of 1999, the Company incurred a net loss of $194,000 or $.15 per common share compared with a loss of $60,000 or $.06 per common share in the same period of 1998.

Financial Condition and Liquidity

Cash and short term investments totaled $186,000 at June 30, 1999, a decrease from $223,000 at December 31, 1998.

Net trade receivables at June 30, 1999 were $592,000, reflecting a decrease from the December 31, 1998 level of $796,000. This decrease was due to lower sales in the first half of 1999.

Inventory at June 30, 1999 was $67,000, a decrease from $127,000 at year end 1998. This reduction was primarily due to one order for $110,000 that was in work in process at year end 1998 and was subsequently shipped in the second quarter of 1999.

Net property, plant and equipment was $1,270,000 at June 30, 1999, a decrease from $1,308,000 at year end 1998. For the six months ending June 30, 1999, $47,000 of capital expenditures were made to insure cost competitiveness and the ability to reach new markets.

Other current liabilities at June 30, 1999 were $278,000, a decrease from $312,000 at December 31, 1998.

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

Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis- Chalmers and its subsidiaries also have liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that the PBGC Liability totaled approximately $67.9 million.

In September 1997, Allis-Chalmers and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability which required, among other things, satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under Section 4971 of the Code. Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10% on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan.
Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100% of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to the Company and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code Section 4971(a) of approximately $900,000.

On July 16, 1998, the Company and the IRS reached an agreement in principal to settle the Company's tax liability under Code Section 4971 for $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998.

In June 1999, but effective as of March 31, 1999, the Company and the PBGC entered into the PBGC Agreement.

Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In accordance with the terms of the PBGC Agreement, the Company is required to (i) decrease the size of the Board to seven members; (ii) cause a sufficient number of current directors of the Company to resign from the Board and all committees thereof; and (iii) cause Thomas M. Barnhart, II, Alexander P. Sammarco and David A. Groshoff, designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event, which is currently evidenced by a Company promissory note in favor of the PBGC in the amount of $75,000. During the term of the PBGC Agreement, the Company has agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Certificate or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (Release Event).

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999, were also entered into: the Registration Rights Agreement and the Lock-Up Agreement.

The Registration Rights Agreement grants each holder of Registrable Shares (defined in the Registration Rights Agreement to basically mean the shares of common stock issued to the PBGC under the PBGC Agreement) the right to have their shares registered pursuant to the Securities Act of 1933, as amended, on demand or incidental to a registration statement being filed by the Company. In order to demand registration of Registrable Shares a request for registration by holders of not less than 20% of the Registrable Shares is necessary. The Company may deny a request for registration of such shares if the Company contemplated filing a registration statement within 90 days of receipt of notice from the holders. The Registration Rights Agreement also contains provisions that allow the Company to postpone the filing of any registration statement for up to 180 days. The Registration Rights Agreement contains indemnification language similar to that usually contained in agreements of this kind.

The Lock-Up Agreement governs the transfer and disposition of shares of the Company's common stock, the voting of such shares as well as grants the PBGC a right of sale of its shares prior to AL-CH, the UAW Trust and the Non-UAW Trust.

Pursuant to the Lock-Up Agreement, unless the Board has terminated the common stock transfer restrictions set forth in Article XIII of the Company's Certificate, AL-CH, the UAW Trust and the Non-UAW Trust each agreed that, during the period commencing on March 31, 1999 and ending on the third anniversary of the Release Event, it will not, directly or indirectly, sell, transfer, assign or dispose of any shares of Company stock it beneficially owns. Commencing with the third anniversary of the Release Event and continuing until the fifth anniversary of the Release Event, each of AL-CH, the UAW Trust and the Non-UAW Trust agreed not to sell, transfer or dispose of any shares of Company stock without first giving the PBGC an opportunity to sell all or any portion of the shares of Company stock the PBGC owns. The foregoing right of the PBGC applies to the sale of Company stock in a public offering or otherwise.

The Lock-Up Agreement also contains a voting component. During the term of the Lock-Up Agreement, each party to the agreement agreed to vote, at any meeting of the Company stockholders and in any written consent, all shares of Company stock owned by it in favor of the election as directors of the Company the persons nominated by the Nominating Committee of the Board and to refrain from taking any action contrary to or inconsistent with such obligation. During the term of the Lock-Up Agreement, each party to the agreement further agreed not to vote its shares of Company stock or take any other action to amend the Company's Certificate or By-laws in a manner that is inconsistent with, or in breach of, the PBGC Agreement. Each party further agreed that it will vote all of its shares (i) in favor of certain specified amendments to the Company's Certificate, (ii) for the election of PBGC Directors and (iii) in favor of the election of Company directors who are committed to cause, and who do cause, one PBGC Director to be appointed to the Nominating Committee of the Board and one PBGC Director to be appointed as the Chairman of the Compensation Committee of the Board.

The foregoing are summaries of certain provisions of the PBGC Agreement, the Registration Rights Agreement and the Lock-Up Agreement. The summaries are not complete descriptions of the terms and conditions of those agreements and are qualified in their entirety by reference to the full text of the PBGC Agreement, the Registration Rights Agreement and the Lock-Up Agreement, which are incorporated herein by reference and copies of which have been filed with the Securities and Exchange Commission as exhibits to this Quarterly Report on Form 10-Q.

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


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See PART I. Item 2, "Management's Discussion and Analysis."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits listed in the accompanying exhibit index are filed as a part of this Form 10-Q.

(b) Reports on Form 8-K - No report on Form 8-K was filed during the second quarter of 1999.

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

                                                   Allis-Chalmers Corporation
                                                          (Registrant)


                                                    /s/ John T. Grigsby, Jr.
                                                   John T. Grigsby, Jr.
                                                   Vice Chairman, Executive Vice
                                                   President and Chief Financial
                                                   Officer

August 3, 1999

                           ALLIS-CHALMERS CORPORATION

                                  Exhibit Index



Exhibit No.       Description
-----------       -----------

(10.1)            Agreement   dated  as  of  March  31,  1999,  by  and  between
                  Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation

(10.2) Lock-Up Agreement dated as of March 31, 1999, by and among Allis-Chalmers Corporation, the Pension Benefit Guaranty Corporation, acting in its individual capacity and as trustee of the Allis-Chalmers Consolidated Pension Plan, AL-CH Company, L.P., Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for non-UAW Retired Employees of Allis-Chalmers Corporation.

(10.3) Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation

(27)              Financial Data Schedule