Form 10-Q
period 1999-09-30
ALLIS CHALMERS CORP
filed 1999-11-05
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
          _______________


          Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                39-0126090
         ------------------------------                -------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

              4180 Cherokee Drive
             Brookfield, Wisconsin                         53214-3151
      --------------------------------------               ----------
     (Address of principal executive offices)              (Zip code)


                                  (414)475-2000
               --------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_X_ No__


At October 15, 1999 there were 1,588,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF OPERATIONS
-----------------------

                                        Three Months Ended    Nine Months Ended
                                           September 30          September 30
                                        ------------------   ------------------
                                          1999      1998       1999      1998
                                        --------  --------   --------  --------
                                             (Thousands, except per share)

Sales                                   $    894  $    943   $  3,030  $  3,695
Cost of sales                                682       670      2,230     2,624
                                        --------  --------   --------  --------

  Gross Margin                               212       273        800     1,071

Marketing and administrative expense         326       426      1,097     1,300
                                        --------  --------   --------  --------

  Loss from Operations                      (114)     (153)      (297)     (229)

Other income (expense)
  Interest income                              2         7          5        19
  Interest expense                           (10)      (10)       (25)      (28)
  Other                                        0       836          1       858
                                        --------  --------   --------  --------

  Net Income/(Loss)                     $   (122) $    680   $   (316) $    620
                                        ========  ========   ========  ========

  Net Income/(Loss) per Common Share    $    .08) $    .68   $   (.20) $    .62
                                        ========  ========   ========  ========


                        STATEMENT OF ACCUMULATED DEFICIT

              Nine Months Ended September 30                   1999      1998
              ------------------------------                 --------  --------
                                                                 (thousands)

Accumulated deficit - beginning of year                      $(75,673) $(76,291)
Net income/(loss)                                                (316)      620
                                                             --------  --------
Accumulated deficit - September 30                           $(75,989) $(75,671)
                                                             ========  ========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF FINANCIAL CONDITION
--------------------------------

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                             (thousands)
Assets
------

Cash and short-term investments                      $        58    $       223
Trade receivables, net                                       662            796
Inventories, net                                             129            127
Other current assets                                          63            112
                                                     -----------    -----------
       Total Current Assets                                  912          1,258

Net property, plant and equipment                          1,220          1,308
                                                     -----------    -----------
    Total Assets                                     $     2,132    $     2,566
                                                     ===========    ===========

Liabilities and Shareholders' Deficit
-------------------------------------

Current maturities of long-term debt                 $        56    $        60
Trade accounts payable                                       240            291
Accrued employee benefits                                    140            155
Accrued pension liability                                 67,901         67,901
Other current liabilities                                    314            312
                                                     -----------    -----------
    Total Current Liabilities                             68,651         68,719

Accrued postretirement benefit obligations                   952            981
Long-term debt                                               211            232

Shareholders' deficit
  Common  stock,  ($.15 par  value,  authorized
  2,000,000  shares,  outstanding 1,588,128
  at September 30, 1999 and 1,000,028 at
  December 31, 1998)                                         152            152
  Capital in excess of par value                           8,155          8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)              (75,989)       (75,673)
                                                     -----------    -----------
    Total Shareholders' Deficit                          (67,682)       (67,366)

Commitments and contingent liabilities               -----------    -----------

    Total Liabilities and Shareholders'
    Deficit                                          $     2,132    $     2,566
                                                     ===========    ===========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS
-----------------------

                                                             Nine Months Ended
                                                               September 30
                                                            -------------------
                                                              1999      1998
                                                            --------  --------
                                                                (thousands)
Cash flows from operating activities:
  Net income/(loss)                                         $   (316) $    620
  Adjustments to reconcile net income/loss to net cash
    (used) provided by operating activities:
      Depreciation and amortization                              125       138
      Gain on sale of fixed assets                                 0        (2)
      Change in working capital:
        Decrease in receivables, net                             134       206
        Decrease (increase) in inventories                        (2)       31
        Decrease in trade accounts payable                       (51)      (56)
        Decrease in other current items                           36        16
        Decrease in accrued pension liability, net                 0      (900)
      Other                                                      (29)      (40)
                                                            --------  --------

        Net cash (used) provided by operating activities        (103)       13

Cash flows from investing activities:
  Capital expenditures                                           (52)     (313)
  Proceeds from sale of equipment                                 15         0
                                                            --------  --------

        Net cash used by investing activities                    (37)     (313)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                    29        71
  Payment of long-term debt                                      (54)      (44)
                                                            --------  --------

        Net cash (used) provided by financing activities         (25)       27
                                                            --------  --------

Net decrease in cash and short-term
 investments                                                    (165)     (273)

Cash and short-term investments at
 beginning of period                                             223       699
                                                            --------  --------

Cash and short-term investments at
 end of period                                              $     58  $    426
                                                            ========  ========

Supplemental information - interest paid                    $     25  $     28
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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Results of Operations

Operations of the Company consist of Houston Dynamic Service, Inc. (HDS), the Company's machinery repair and service subsidiary.

Sales in the third quarter of 1999 totaled $894,000 a decrease of 5% from $943,000 in the third quarter of 1998. The decrease was due to continued soft conditions as a backlash to the very low oil prices during the second half of 1998 which resulted in lower shipments in 1999 compared to the same period in 1998. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operations throughout the Gulf Coast.

Gross margin, as a percentage of sales, was 24% in the third quarter of 1999, a decrease from 29% in 1998 due to competitive pricing.

Marketing and administrative expense was $326,000 in the third quarter of 1999 compared with $426,000 in the prior year. The decrease reflects the 1998 nonreoccurring costs that were associated with the Consolidated Plan and related IRS issues. See Note 2 to the Financial Statements for further discussion. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $122,000, or $.08 per common share, in the third quarter of 1999 compared with a profit of $680,000, or $.68 per common share, in the same period of 1998. The 1998 profit included $825,000 from a $900,000 tax liability associated with the underfunding in the Consolidated Plan that was settled for $75,000.

In the first nine months of 1999, the Company incurred a net loss of $316,000 or $.20 per common share compared with a profit of $620,000 or $.62 per common share in the same period of 1998.

Financial Condition and Liquidity

Cash and short term investments totaled $58,000 at September 30, 1999, a decrease from $223,000 at December 31, 1998.

Net trade receivables at September 30, 1999 were $662,000, reflecting a decrease from the December 31, 1998 level of $796,000. This decrease was due to lower sales in the first nine months of 1999.

Inventory at September 30, 1999 was $129,000, a slight increase from $127,000 at year end 1998.

Net property, plant and equipment was $1,220,000 at September 30, 1999, a decrease from $1,308,000 at year end 1998. For the nine months ending September 30, 1999, $52,000 of capital expenditures were made to insure cost competitiveness and the ability to reach new markets.

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

The foregoing are summaries of certain provisions of the PBGC Agreement, the Registration Rights Agreement and the Lock-Up Agreement. The summaries are not complete descriptions of the terms and conditions of those agreements and are qualified in their entirety by reference to the full text of the PBGC Agreement, the Registration Rights Agreement and the Lock-Up Agreement, which are incorporated herein by reference and copies of which have been filed with the Securities and Exchange Commission as exhibits to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

The Company's principal sources of cash include earnings from the operations of HDS. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and the Company will continue to use cash generated by operations to fund such expenses.

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


PART II.  OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

See PART I. Item 2, "Management's Discussion and Analysis."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits:  The  exhibits  filed  herewith  are as specified in the attached
     Exhibit Index.

(b) Reports on Form 8-K - No report on Form 8-K was filed during the third quarter of 1999.


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

                                         Allis-Chalmers Corporation
                                         --------------------------
                                              (Registrant)



                                         /s/ John T. Grigsby, Jr.
                                         --------------------------------
                                         John T. Grigsby, Jr.
                                         Vice Chairman, Executive Vice
                                         President and Chief Financial
                                         Officer

November 3, 1999

                           ALLIS-CHALMERS CORPORATION

                                  Exhibit Index
                                  -------------

Exhibit No.    Description
-----------    -----------

(3.1)          March  31,  1999  Amendment  to  the  By-Laws  of  Allis-Chalmers
               Corporation

(3.2) Amended and Restated By-Laws of Allis-Chalmers Corporation (as amended through March 31, 1999)

(27)           Financial Data Schedule