Form 10-K
period 1999-12-31
ALLIS CHALMERS CORP
filed 2000-03-30
CIK 3982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

         (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1999

                                    Or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to _________________
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

         At March 6, 2000, there were 1,588,128 shares of Common Stock outstanding.

                             1999 FORM 10-K CONTENTS

PART I

     Item                                                                Page
       1.   Business.                                                      3
       2.   Properties.                                                    5
       3.   Legal Proceedings.                                             5
       4.   Submission of Matters to a Vote of
              Security Holders.                                            7

PART II
       5.   Market for Registrant's Common Equity
              and Related Stockholder Matters.                             8
       6.   Selected Financial Data.                                       9
       7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                        10
       7A.  Quantitative and Qualitative Disclosures about
              Market Risk.                                                16
       8.   Financial Statements and Supplementary Data.                  17
       9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                        33

PART III
       10.    Directors and Executive Officers
                of the Registrant.                                        34
       11.    Executive Compensation.                                     37
       12.    Security Ownership of Certain Beneficial
                Owners and Management.                                    38
       13.    Certain Relationships and Related Transactions.             40

PART IV
       14.    Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.                                                 41

Signatures.                                                               45

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

The Company consists of three wholly-owned subsidiaries. One subsidiary, Houston Dynamic Service, Inc., operates a machine repair business in Houston, Texas; the other two subsidiaries, KILnGAS R&D, Inc. and U.S. Fluidcarbon Inc., are inactive.

(b)  Financial Information About Industry Segments

The Company operates in a single industry segment -- the repair and service of mechanical rotating equipment for the industrial, utility and governmental aftermarkets.

(c)  Narrative Description of Business

The principal business activities of the Company are as follows:


MACHINE REPAIR

Sales of the machine repair business  operated by Houston Dynamic Service,  Inc.
(HDS), a wholly-owned subsidiary of the Company, were $4,370,000 in 1999, $5,021,000 in 1998 and $4,062,000 in 1997. The decrease in 1999 sales from 1998 was due to continued soft conditions as a backlash to the very low oil prices during the second half of 1998 which resulted in lower shipments in 1999 compared to the same period in 1998. Even with the current higher oil prices, HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operations throughout the Gulf Coast.

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

HDS employed 34 people on December 31, 1999. It operates out of a facility in Houston, Texas which was purchased by HDS in 1990. The facility includes a repair shop and office space.

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

During the past three years, Entergy and Amoco Chemical were the only customers who accounted for 10% or more of total Company sales. Entergy generated 13% of 1999 sales and Amoco Chemical 24% of 1998 sales and 12% of 1997 sales.

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

The Company's employment was 37, 47 and 42 at December 31, 1999, 1998 and 1997, respectively.

For more detailed information, you should read in their entirety the audited 1999 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

(d)   Financial Information About Foreign and
      Domestic Operations and Export Sales

The Company has no foreign operations or significant export sales.


ITEM 2. PROPERTIES.

The Company's principal operating facility is a 25,000 square foot repair shop and office building in Houston, Texas, which is owned by HDS. The facility is considered adequate and suitable for the Company's principal business.


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

After receiving approval of a majority of shareholders of Common Stock, the Company amended its Amended and Restated Certificate of Incorporation (Amendment), effective as of July 8, 1992, to effect a 1-for-15 reverse stock split of the Common Stock pursuant to which each 15 shares of Common Stock, $.01 par value per share, were combined into one share of new Common Stock, $.15 par value per share. In lieu of the issuance of fractional shares of Common Stock, the Amendment provided that shareholders owning less than 15 shares of Common Stock were entitled to receive a cash payment at the rate of $8.85 per share of Common Stock (equivalent to $0.59 per share of the presplit Common Stock). This action, decreased the number of outstanding shares of Common Stock to 1,003,596 from 15,164,195 shares immediately prior to the reverse stock split and decreased the number of shareholders to 7,408 from 17,799 prior to the reverse stock split. Pursuant to the PBGC Agreement (See ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and NOTE 7 to the FINANCIAL STATEMENTS entitled SHAREHOLDERS DEFICIT), in June 1999 the Company issued (pursuant to the exemption from Registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D thereunder) 585,100 shares of its common stock to the PBGC increasing the total shares outstanding to 1,588,128 as of March 31, 1999. Per share amounts in the accompanying financial statements reflect the reverse stock split and issuance of shares pursuant to the PBGC Agreement.

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

No dividends were declared or paid during 1999, 1998 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                     1999         1998         1997         1996         1995
                                                                   (millions, except per share data)

Statement of Operations Data:
  Sales                                          $     4.4     $    5.0      $   4.1      $   4.1      $   3.2

  Net income (loss)                                   (0.1)         0.6        (66.5)        (1.7)        (1.4)

  Net income (loss) per common share
    (Basic and Diluted)                               (.08)         .62       (66.34)       (1.72)       (1.44)


Statement of Financial
  Condition Data:

  Total assets                                         2.5          2.6          2.7          3.4          4.1

  Long-term debt classified as:
    Current                                            0.1          0.1          0.1          0.1          0.3
    Long-term                                          0.2          0.2          0.2          0.3            -

  Shareholders' deficit                              (66.5)       (67.4)       (68.0)       (13.6)        (9.9)


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

Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also have liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the PBGC Liability) total approximately $67.9 million. Effective March 31, 1999, the Company issued 585,100 shares to the PBGC reducing the pension liability by the estimated fair market value of the shares to $66.9 million.

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

Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, the Company reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the PBGC Agreement, the Company was required to and has (i) decreased the size of the Board of Directors of the Company (the Board) to seven members; (ii) caused a sufficient number of then current directors of the Company to resign from the Board and all committees thereof; and (iii) caused Thomas M. Barnhart, II, Alexander P. Sammarco and David A. Groshoff, designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws
(By-laws) to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as hereinafter defined), which is currently evidenced by a Company promissory note in favor of the PBGC in the amount of $75,000. During the term of the PBGC Agreement, the Company has agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Amended and Restated Certificate of Incorporation (Certificate) or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (Release Event). If the 585,100 shares are disposed of by the PBGC prior to a Release Event and the final satisfaction and discharge of the PBGC liability, the liability will be accreted by the estimated fair market value, $1,024,000, of the shares issued to the PBGC.

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999 were also entered into: (i) a Registration Rights Agreement between the Company and PBGC (the Registration Rights Agreement); and (ii) a Lock-Up Agreement by and among the Company, the PBGC, AL-CH Company, L.P., a Delaware limited partnership (AL-CH), Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation (the UAW Trust), and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for Non-UAW Retired Employees of Allis-Chalmers Corporation (the Non-UAW Trust) (the Lock-Up Agreement).

The Registration Rights Agreement grants each holder of Registrable Shares (defined in the Registration Rights Agreement to basically mean the shares of common stock issued to the PBGC under the PBGC Agreement) the right to have their shares registered pursuant to the Securities Act of 1933, as amended, on demand or incidental to a registration statement being filed by the Company. In order to demand registration of Registrable Shares, a request for registration by holders of not less than 20% of the Registrable Shares is necessary. The Company may deny a request for registration of such shares if the Company contemplates filing a registration statement within 90 days of receipt of notice from the holders. The Registration Rights Agreement also contains provisions that allow the Company to postpone the filing of any registration statement for up to 180 days. The Registration Rights Agreement contains indemnification language similar to that usually contained in agreements of this kind.

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

The acquisition environment has been unfavorable since the Investor's 1989 cash contribution to the Company and remained very difficult for the Company during 1999. The problems continued to include the Company's lack of cash for investment, limited availability of debt financing for acquisitions and the financial exposure associated with the Consolidated Plan. Therefore, the Company continues to proceed cautiously with its efforts to identify and evaluate potential candidates for acquisition.

Results of Operations

Results of operations for 1999, 1998 and 1997 reflect the sole operation of the business of Allis-Chalmers: the machine repair business, HDS.

Sales totaled $4.4 million in 1999, compared with $5.0 million in 1998 and $4.1 million in 1997. The decrease in sales for 1999 from 1998 was due to continued soft conditions as a backlash to the very low oil prices during the second half of 1998 which resulted in lower shipments in 1999 compared to the same period in 1998. Even with the current higher oil prices, HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operations throughout the Gulf Coast.

Gross margins, as a percentage of sales, were 24.2%, 29.7% and 25.0% in 1999, 1998 and 1997, respectively.

Marketing and administrative expense was $1.5 million, $1.7 million and $1.7 million in 1999, 1998 and 1997, respectively. Marketing and administrative expense was 35.4% of sales in 1999 compared with 33.6% in 1998 and 40.9% in 1997. The decrease in marketing and administrative expense was due to reduced acquisition costs as well as corporate overhead. While there were additional costs incurred in 1998 in pursuit of corporate acquisitions and certain engineering costs at HDS, these costs were offset by a reduction in 1998 of legal expenses as compared to 1997 when the Company experienced nonrecurring legal expenses associated with the termination of the Consolidated Plan and related negotiations with the PBGC and IRS. A significant portion of the Company's administrative expense continues to relate to expenses for Securities and Exchange Commission and other governmental reporting as well as the legal, accounting and audit, insurance and other requirements of a publicly held company.

Interest income in each of the years resulted mainly from earnings on short-term investments. Interest expense primarily relates to a term loan, the proceeds of which were used to purchase the shop and office building from which HDS operates and additional financing for capital improvements at HDS.

Pension expense which relates to the recognition of the pension liability associated with the Consolidated Plan in accordance with Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions," was $1,397,000 in 1997. In 1999 and 1998 there was no expense as a result of termination of the Consolidated Plan. The 1997 expense was for a nine month period as the transfer of the Consolidated Plan to the PBGC took place on September 30, 1997. The termination of the Consolidated Plan resulted in an additional $64.5 million pension expense in 1997, including $.9 million for IRS excise taxes.

The Company had net loss of $113,000, or $.08 per common share in 1999, compared with a net income of $618,000, or $.62 per common share, in 1998 and a net loss of $66,545,000 in 1997. Net income in 1998 included income of $825,000 as a result of a $900,000 IRS liability settled for $75,000. Recognition of pension expense of $65,926,000 accounted for a significant portion of the net loss in 1997.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash and short-term investments totaling $501,000, an increase from $223,000 at December 31, 1998 principally the result of Plan of Reorganization implementation reimbursement.

Trade receivables at December 31, 1999 were $570,000, compared with $796,000 at December 31, 1998. This decrease was the result of an addition to the reserve of $102,000 relating to a warranty dispute, decreased sales in 1999 and certain major projects completed and billed by HDS near the end of 1998.

Inventory at December 31, 1999 was $157,000, an increase from $127,000 at year end 1998 due to one job consisting of approximately $81,000 in inventory not completed until January, 2000.

Net property, plant and equipment at December 31, 1999 was $1,170,000, a decrease from $1,308,000 at December 31, 1998. The Company incurred only $21,000 on capital expenditures during 1999. In 1998, approximately $234,000 was invested in machinery and equipment acquisitions while approximately $119,000 was spent to improve HDS's facilities (including air conditioning and upgrading its telephone system). The expenditures for additional or upgrades of machinery and tooling were necessary to reduce production costs by decreasing downtime and increasing production efficiency output, helping to position the Company for further growth through the increased capacity and service capabilities it offers to the marketplace.

Current maturities of long-term debt at December 31, 1999 and 1998 were $60,000. Consistent with the prior year, the majority of the current maturities represent payments on the real estate loan refinanced by HDS in August 1996. The proceeds of the original loan were used in 1990 for the purchase of the land and building in which HDS operates its business in Houston, Texas. The amount refinanced is required to be repaid in monthly installments of $3,278 through August 20, 2001, when the remaining unpaid balance is due. At December 31, 1999, the interest rate on the note was 10.5%. This rate is subject to adjustments during the term of the note in accordance with increases or decreases in the prime rate. The note is collateralized by the HDS facility (having a net book value of $432,000 at December 31, 1999) and the Company's guaranty.

The Company's principal sources of cash include earnings from operations. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and management believes that the Company will continue to use a substantial portion of its cash balances generated by HDS for these purposes in 2000.

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

Management considered the Company's only significant application that was year 2000 sensitive was the accounting system. The accounting system experienced no year 2000 problems and management does not anticipate any additional year 2000 problems..

Financial Condition

Shareholders' deficit at December 31, 1999 was $66.5 million. A three-year comparison of shareholders' deficit follows:

                 (millions)            1999          1998          1997
                                       ----          ----          ----

January 1                           $  (67.4)     $  (68.0)      $ (13.6)
Net income (loss)                       (0.1)          0.6         (66.5)
Pension liability adjustment             0.0           0.0          12.1
Issuance of common stock                 1.0             -             -
                                    --------      --------       -------

December 31                         $  (66.5)     $  (67.4)      $ (68.0)
                                    ========      ========       =======



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Consolidated Financial Statements


                                                                           Page

Financial Statements:

  Report of Independent Accountants                                        18
  Statement of Operations for the Three Years Ended December 31, 1999 19 Statement of Accumulated Deficit for the Three Years Ended
     December 31, 1999                                                     19
  Statement of Financial Condition at December 31, 1999 and 1998           20
  Statement of Cash Flows for the Three Years Ended December 31, 1999      21
  Notes to Consolidated Financial Statements                               22

  Financial Statement Schedule

      II     Valuation and Qualifying Accounts                             44

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Shareholders of Allis-Chalmers Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, accumulated deficit and cash flows present fairly, in all material respects, the financial position of Allis-Chalmers Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's application for a distress termination of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan") was approved by the Pension Benefit Guaranty Corporation ("PBGC") on September 30, 1997. At such date, the PBGC became the trustee of the Consolidated Plan and the Company and its subsidiaries incurred an estimated liability to the PBGC for unfunded benefit liabilities and accumulated funding deficiencies totaling approximately $68 million. Effective March 31, 1999, the Company issued 585,100 shares to the PBGC reducing the pension liability by the estimated fair market value of the shares to $67 million. The Company does not have the financial resources to fund this liability to the PBGC. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers  LLP
Milwaukee, Wisconsin
March 24, 2000

                            STATEMENT OF OPERATIONS



                Year Ended December 31         1999         1998          1997
                ----------------------      ----------   ----------   ----------
                                               (thousands, except per share)

Sales                                        $  4,370     $  5,021     $  4,062
Cost of sales                                   3,312        3,530        3,048
                                             --------     --------     --------
      Gross Margin                              1,058        1,491        1,014

Marketing and administrative expense            1,546        1,689        1,660
                                             --------     --------     --------

    Loss from Operations                         (488)        (198)        (646)
Other income (expense):
  Interest income                                   7           33           54
  Interest expense                                (34)         (50)         (45)
  Pension expense (Note 9)                       --           --        (65,926)
  Other (Note 11, 9)                              402          833           18
                                             --------     --------     --------

   Net Income (Loss)                         $   (113)    $    618     $(66,545)
                                             ========     ========     ========

   Net Income (Loss) per Common Share
      (Basic and Diluted)                    $   (.08)    $    .62     $ (66.34)
                                             ========     ========     ========


                        STATEMENT OF ACCUMULATED DEFICIT

                Year Ended December 31         1999         1998          1997
                ----------------------      ----------   ----------   ----------
                                                        (thousands)

Accumulated deficit beginning of year        $(75,673)    $(76,291)    $ (9,746)
Net income (loss)                                (113)         618      (66,545)
                                             --------     --------     --------
Accumulated deficit end of year              $(75,786)    $(75,673)    $(76,291)
                                             ========     ========     ========


The accompanying Notes are an integral part of the Financial Statements.

                        STATEMENT OF FINANCIAL CONDITION


                         December 31                       1999           1998
                       --------------                   ----------   -----------
                                                               (thousands)

Assets

Cash and cash equivalents                                 $    501     $    223
Trade receivables, net (Note 3)                                570          796
Inventories, net                                               157          127
Other current assets                                            66          112
                                                          --------     --------
    Total Current Assets                                     1,294        1,258

Net property, plant and equipment (Note 4)                   1,170        1,308
                                                          --------     --------
    Total Assets                                          $  2,464     $  2,566
                                                          ========     ========


Liabilities and Shareholders' Deficit

Current maturities of long-term debt                      $     60     $     60
Trade accounts payable                                         461          291
Accrued employee benefits                                      120          155
Accrued pension liability (Note 9)                          66,877       67,901
Other current liabilities                                      281          312
                                                          --------     --------
    Total Current Liabilities                               67,799       68,719

Accrued postretirement benefit obligations (Note 9)            927          981
Long-term debt (Note 6)                                        193          232

Commitments and contingent liabilities (Note 10)              --           --

Shareholders' deficit (Note 7)
  Common stock ($.15 par value, authorized
   2,000,000 shares, outstanding 1,588,128
   at December 31, 1999 and 1,003,028 at
   December 31, 1998)                                          238          152
  Capital in excess of par value                             9,093        8,155
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)                (75,786)     (75,673)
                                                          --------     --------

    Total Shareholders' Deficit                            (66,455)     (67,366)
                                                          --------     --------

    Total Liabilities and Shareholders' Deficit           $  2,464     $  2,566
                                                          ========     ========


The accompanying Notes are an integral part of the Financial Statements.

                                         STATEMENT OF CASH FLOWS

                      Year Ended December 31                 1999        1998          1997
                      ----------------------              ---------    ---------     ---------
                                                                      (thousands)

Cash flows from operating activities:
    Net (loss) income                                      $   (113)    $    618     $(66,545)
    Adjustments to reconcile net (loss) income to
      net cash provided (used) by operating activities:
       Depreciation and amortization                            165          149          131
         Gain on sale of equipment                               (2)        --           --
       Changes in working capital:
           Decrease (increase) in receivables, net              226         (113)         (31)
           Increase in inventories                              (30)         (26)          (8)
           Decrease in other current assets                      46            9           15
           Increase in trade accounts payable                   170           72          137
           (Decrease) increase in other current
             liabilities                                        (66)          60         (135)
            (Decrease) increase in accrued pension
             liability                                            0         (900)      65,926
            Other                                               (54)          (9)          (3)
                                                           --------     --------     --------
           Net cash provided (used) by operating
            activities                                          342         (140)        (513)

Cash flows from investing activities:
    Capital expenditures                                        (21)        (353)        (304)
    Proceeds from sale of equipment                              16            3            3
                                                           --------     --------     --------
           Net cash used by investing activities                 (5)        (350)        (301)

Cash flows from financing activities:
    Net proceeds from issuance of long-term debt               --             66         --
    Payment of long-term debt                                   (59)         (52)         (55)
                                                           --------     --------     --------
           Net cash provided (used) by financing
            activities                                          (59)          14          (55)
                                                           --------     --------     --------

Net increase (decrease) in cash and cash
 equivalents                                                    278         (476)        (869)

Cash and cash equivalents at beginning of year                  223          699        1,568
                                                           --------     --------     --------

Cash and cash equivalents at end of  year                  $    501     $    223     $    699
                                                           ========     ========     ========

Supplemental information - interest paid                   $     34     $     50     $     45
                                                           ========     ========     ========
Noncash investing and financing activities:
 Purchase of equipment under capital lease
  obligation                                               $     29     $   --       $   --
                                                           ========     ========     ========
 Issuance of common stock in partial
  settlement of accrued pension liability                  $  1,024     $   --       $   --
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts in the Statement of Financial Condition for cash and cash equivalents, trade receivables and long-term debt approximate fair market value.

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

Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

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

Major Customers

Entergy, the only customer to have 10% or more of total sales, accounted for 13% of 1999 sales. In 1998 and 1997, Amoco Chemical was the only customer which accounted for 10% or more of total sales -- 24% of 1998 sales and 12% of 1997 sales.


NOTE 3.  RECEIVABLES

                      December 31                      1999            1998
                    --------------                 -----------     ----------
                                                               (thousands)
Trade accounts receivable                          $       692     $       817
Allowance for doubtful receivables                        (122)            (21)
                                                   -----------     -----------
                                                   $       570     $       796
                                                   ===========     ===========

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

                   December 31                     1999               1998
                 --------------                 -----------        -----------
                                                        (thousands)
Land and buildings                              $       545        $       545
Machinery and equipment                               1,550              1,606
Tools, patterns, furniture, fixtures
  and leasehold improvements                            721                752
                                                -----------        -----------
                                                      2,816              2,903
Accumulated depreciation                             (1,646)            (1,595)
                                                -----------        -----------
                                                $     1,170        $     1,308
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

The following table depicts the temporary differences as of December 31, 1999 and 1998:

                                                 1999              1998
                                             -----------        ----------
                                                       (millions)

Net future tax deductible items              $        35        $        35
Net operating loss carryforwards and
 other tax credits                                   123                156
Valuation allowance                                 (158)              (191)
                                             -----------        -----------

Net deferred taxes                           $         -        $         -
                                             ===========        ===========

Net future tax deductible items relate primarily to estimated future bankruptcy claim payments to be made by the Company's two grantor trusts. Gross deferred tax liabilities at December 31, 1999 and 1998 are not material.

The Plan of Reorganization established the A-C Reorganization Trust to settle claims and to make distributions to creditors and certain shareholders. The Company transferred cash and certain other property to the A-C Reorganization Trust on December 2, 1988. Payments made by the Company to the A-C Reorganization Trust did not generate tax deductions for the Company upon the transfer but generate deductions for the Company as payments are made by the A-C Reorganization Trust to holders of claims.

The Plan of Reorganization also created a trust to process and liquidate product liability claims. Payments made by the A-C Reorganization Trust to the product liability trust did not generate current tax deductions for the Company. Future deductions will be available to the Company as the product liability trust makes payments to liquidate claims.

The Company believes the above-named trusts are grantor trusts and therefore includes the income or loss of these trusts in the Company's income or loss for tax purposes, resulting in an adjustment of the tax basis of net operating and capital loss carryforwards. The income or loss of these trusts is not included in the Company's results of operations for financial reporting purposes.

Tax carryforwards at December 31, 1999 are estimated to consist of net operating losses of $349.0 million expiring 2000 through 2019, investment tax credits of $376,000 expiring 2000 through 2001 and energy tax credits of $282,000 expiring 2000 through 2002.

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


NOTE 6.  LONG-TERM DEBT

                December 31                        1999               1998
                -----------                    -----------        -----------
                                                         (thousands)

Real estate loan                               $       203        $       226
Other                                                   50                 66
                                               -----------        -----------
                                                       253                292
Less amounts classified as current                      60                 60
                                               -----------        -----------
                                               $       193        $       232
                                               ===========        ===========


The real estate loan relates to the 1990 purchase of the land and building in Houston, Texas which had previously been leased by HDS. In August 1996, HDS refinanced this loan which is required to be repaid in monthly installments of $3,278 through August 20, 2001 when the remaining unpaid balance shall be due. At December 31, 1999 and 1998, the interest rate on the note was 10.5%. The rate will be adjusted during the term of the note in accordance with increases or decreases in the prime rate. The note is collateralized by the HDS facility, ( having a net book value of $432,000 at December 31, 1999) and the Company's guaranty.


NOTE 7.  SHAREHOLDERS' DEFICIT

During 1999,  the Company issued 585,100 shares of common stock to the PBGC. See
Note 9. As a result, $86,000 was reclassified from capital in excess of par value to common stock and $938,000 was credited to capital in excess of par value representing the excess of the fair market value of the shares issued over par value.


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

Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also have a liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC has estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the PBGC Liability) total approximately $67.9 million. Effective March 31, 1999, the Company issued 585,100 shares reducing the pension liability by the estimated fair market value of the shares to $66.9 million.

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

Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, the Company reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the PBGC Agreement, the Company was required to and has (i) decreased the size of the Board of Directors of the Company (the Board) to seven members; (ii) caused a sufficient number of then current directors of the Company to resign from the Board and all committees thereof; and (iii) caused Thomas M. Barnhart, II, Alexander P. Sammarco and David A. Groshoff, designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws
(By-laws) to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as hereinafter defined), which is currently evidenced by a Company promissory note in favor of the PBGC in the amount of $75,000. During the term of the PBGC Agreement, the Company has agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Amended and Restated Certificate of Incorporation (Certificate) or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (Release Event). If the 585,100 shares are disposed of by the PBGC prior to a Release Event and the final satisfaction and discharge of the PBGC liability, the liability will be accreted by the estimated fair market value, $1,024,000, of the shares issued to the PBGC.

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999 were also entered into: (i) a Registration Rights Agreement between the Company and PBGC (the Registration Rights Agreement); and (ii) a Lock-Up Agreement by and among the Company, the PBGC, AL-CH Company, L.P., a Delaware limited partnership (AL-CH), Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation (the UAW Trust), and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for Non-UAW Retired Employees of Allis-Chalmers Corporation (the Non-UAW Trust) (the Lock-Up Agreement).

The Registration Rights Agreement grants each holder of Registrable Shares (defined in the Registration Rights Agreement to basically mean the shares of common stock issued to the PBGC under the PBGC Agreement) the right to have their shares registered pursuant to the Securities Act of 1933, as amended, on demand or incidental to a registration statement being filed by the Company. In order to demand registration of Registrable Shares, a request for registration by holders of not less than 20% of the Registrable Shares is necessary. The Company may deny a request for registration of such shares if the Company contemplates filing a registration statement within 90 days of receipt of notice from the holders. The Registration Rights Agreement also contains provisions that allow the Company to postpone the filing of any registration statement for up to 180 days. The Registration Rights Agreement contains indemnification language similar to that usually contained in agreements of this kind.

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

Net postretirement benefit expense for the years ended December 31, 1999, 1998 and 1997 included the following components (in thousands):

                                                    1999             1998                1997
                                                -----------       -----------        -----------

Service cost                                    $         -       $         -        $         -
Interest cost                                            41                53                 62
Recognized actuarial gain                               (37)              (22)                (3)
                                                -----------       -----------        -----------
Net periodic postretirement benefit cost        $         4       $        31        $        59
                                                ===========       ===========        ===========

The change in benefit obligation and plan assets and reconciliation of funded status for the years ended December 31, 1999 and 1998 are as follows (in thousands):

Change in APBO                                          1999            1998
                                                   -----------     -----------

Benefit obligation at beginning of year            $       606     $       733
Interest cost                                               41              53
Actuarial gain                                            (125)           (140)
Benefits paid                                              (58)            (40)
                                                   -----------     -----------
Benefit obligation at end of year                  $       464     $       606
                                                   ===========     ===========

Change in Plan Assets

Fair value of plan assets at beginning of year     $         -     $         -
Employer contribution                                       58              40
Benefits paid                                              (58)            (40)
                                                   -----------     -----------
Fair value of plan assets at end of year           $         -     $         -
                                                   ===========     ===========

Reconciliation of Funded Status

Benefit obligation at end of year                  $      (464)    $      (606)
Fair value of plan assets at end of year                     -               -
                                                   -----------     -----------

Funded status                                             (464)           (606)
Unrecognized net actuarial gain                           (463)           (375)
                                                   -----------     -----------

Accrued Benefit Cost                               $      (927)    $      (981)
                                                   ===========     ===========

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.2% at December 31, 1999 and 6.5% at December 31, 1998. The assumed rate decreases each year until an ultimate rate of 5.0% is reached at December 31, 2004. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $26,000 at December 31, 1999. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1999 and 7.5% at December 31, 1998.

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


NOTE 11.  RELATED PARTY TRANSACTIONS

H. Sean Mathis, Chairman of the Board and Chief Executive Officer, Leonard Toboroff, Vice Chairman of the Board and Executive Vice President and John T. Grigsby, Jr., Vice Chairman of the Board, Executive Vice President and Chief Financial Officer, did not receive any compensation for their services as executive officers of the Company for the three years ended December 31, 1999.

During 1999, Allis-Chalmers received payments totaling $400,000 as reimbursement for expenditures they incurred in prior years on behalf of the A-C Reorganization Trust. These payments are included as other income in the accompanying Statement of Operations.


NOTE 12.  QUARTERLY FINANCIAL DATA

  (unaudited)
                                      First                 Second                  Third                  Fourth
                                      Quarter               Quarter                 Quarter*               Quarter
                                --------------------------------------------------------------------------------------------
                                 1999        1998       1999        1998       1999       1998         1999        1998
                                ------     -------   --------   ---------   --------    --------    --------   ---------
                                                                    (thousands, except per share)

Sales                         $  1,052    $  1,503   $  1,084     $1,249    $    894    $     943   $  1,340    $  1,326
Gross Margin                       339         486        249        312         212          273        258         420

Net Income (Loss)                  (57)        137       (137)      (197)       (122)         680        203          (2)

Net Income (Loss) per
  Common Share
  (basic and diluted)             (.06)        .14       (.09)      (.20)       (.08)         .68        .13         0.0

*Net income in the third quarter of 1998 included income of $825,000 as a result of a $900,000 IRS liability settled for $75,000.


ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)    Identification of Directors

       The following individuals currently serve as directors of the Company.

       Thomas M. Barnhart II, age 38, a director and Chairman since October 1999. Mr. Barnhart is Senior Vice President and Associate General Counsel of Pacholder Associates, Inc., Cincinnati, Ohio, a financial advisory and money management firm representing the PBGC. In 1999, Mr. Barnhart also became Chairman of Phonetel Technologies Inc. Mr. Barnhart serves on the Board on behalf of the PBGC

       David A. Groshoff, age 28, a director since October 1999. Mr. Groshoff has been employed by Pacholder Associates, Inc. since September 1997 and currently serves as Assistant Vice President and Assistant General Counsel. Between 1995 - 1997, Mr. Groshoff was an associate at Katz Management Group, a Cincinnati-based professional athlete representation firm, as well as a law clerk for Richard L. Katz Co., L.P.A., Brian M. Goldberg, Moskowitz & Moskowitz, and the firm of Smith & Colner. Mr. Groshoff serves on the Board on behalf of the PBGC.

       Dr. Richard Lichtenstein, age 52, a director since October 1999. Dr. Lichtenstein is an Associate Professor of Health Management and Policy at the University of Michigan School of Public Health, where he has been employed since 1971. He is not a director of any other publicly held companies.

       Robert E. Nederlander, age 66, a director since May 1989. Mr. Nederlander served as Chairman of the Board of Allis-Chalmers Corporation from May 1989 to 1993, and from 1993 to 1996 as Vice Chairman. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and/or a director of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of legitimate theaters. Since December 1998, Mr. Nederlander is co-managing member of the Nederlander Company LLC, operator of legitimate theaters in various cities outside New York. Mr. Nederlander served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and he has been a limited partner since 1973. Since July 1995, Mr. Nederlander serves on the Board of Directors of Cendant Corporation, formerly Hospitality Franchise Systems, Inc. (HFS). Mr. Nederlander is Chairman of the Board and Chief Executive Office of MEGO Financial Corporation since January 1988, and served as a director of MEGO Mortgage Corp. from September 1996 until June 1998. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers.

       Alexander P. Sammarco, age 28, a director since October 1999. Mr. Samarco has been employed by Pacholder Associates, Inc. since 1996 and currently serves as Vice President. Mr. Sammarco serves on the Board on behalf of the PBGC.

       Allan R. Tessler, age 63, a director since September 1992. Mr. Tessler served as Chairman of the Board and Chief Executive Officer of the Company from November 1993 until January 1996. Mr. Tessler is Chairman of the Board and Chief Executive Officer of International Financial Group, Inc. since 1987; and director of Data Broadcasting Corporation since June 1992. Mr. Tessler is also Chairman of the Board of Enhance Financial Services Group, Inc., Chairman of the Board and Chief Executive Office of Jackpot Enterprises, Inc., and and director of The Limited, Inc.

       Leonard Toboroff, age 67, a director since May 1989. Mr. Toboroff has been a Vice Chairman of the Board and an Executive Vice President of the Company since May 1989; a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present; a practicing attorney continuously since 1961 to the present; a director since August 1987 and former Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe; and formerly a director, Chairman and Chief Executive Officer from May 1982 through June 1982 and Vice Chairman June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also a director of Banner Aerospace, Inc., Saratoga Beverage, Inc. and H-Rise Recycling Corp.

(b)    Identification of Executive Officers


        Name, Age as of March 1,
          2000, and Position                 Business Experience

        Leonard Toboroff, 67,           See Item 10, subsection (a) above.
        Vice Chairman of the Board
        and Executive Vice
        President

        John T. Grigsby, Jr., 59,       Vice   Chairman  of  the  Board  of  the
        Executive Vice President and    Company  from  May  1989  until  October
        Chief Financial Officer         1999, an Executive Vice President  since
                                        October 1989 and Chief Financial Officer
                                        since  January 1996,  having  previously
                                        served  since   December   1988  as  the
                                        Company's  Chairman and Chief  Executive
                                        Officer.  Prior to that  time and  since
                                        July 1987,  Mr.  Grigsby was employed by
                                        the   Company  as   Managing   Director,
                                        Restructure  Project.  Mr.  Grigsby also
                                        serves   as   the   A-C   Reorganization
                                        Trustee,   as   President   of   Thomson
                                        McKinnon    Securities,    Inc.   during
                                        winddown and  liquidation of its affairs
                                        and   President   and  Chief   Executive
                                        Officer of

                                        N.W. Liquidating, Inc. He has been a director of 1st Southern Bank of Boca Raton, Florida since September 1987 and First Florida Industries, Inc. since July 1985.

        Jeffrey I. Lehman, 50,          Mr. Lehman commenced his employment with
        Treasurer                       Allis-Chalmers  and was  elected  to his
                                        current position in February 1996. Since
                                        1991,  Mr.  Lehman has been  employed by
                                        the A-C Reorganization Trust and Thomson
                                        McKinnon  Securities during winddown and
                                        liquidation  of  their  affairs.  He has
                                        also  provided  financial   consultation
                                        since 1985.

(c)     Identification of Certain Significant Employees

        None

(d)     Family Relationships

        None

(e)     Business Experience

        See this Item 10, subsections (a) and (b) above.

(f)     Involvement in Certain Legal Proceedings

        None

(g)     Promoters and Control Persons

        Not applicable

             Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as beneficial owners of 10% or more of the Company's Common Stock, to file reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company and by individual directors, executive officers and such beneficial owners, the Company believes that during the fiscal year ended December 31, 1999 all its directors, executive officers and beneficial owners of 10% or more of its Common Stock complied with the Section 16(a) filing requirements, except that Form 3s required when Messrs. Barnhart, Groshoff, Sammarco and Lichtenstein became directors were filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

No executive officer earned in excess of $100,000 in 1999. H. Sean Mathis who served as Chairman of the Board and Chief Executive Officer in 1997, 1998 and 1999 received no compensation for his services as such.

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

RETIREMENT PLAN

The Consolidated Plan covered 4 active employees at the beginning of 1999. The Consolidated Plan is a tax qualified defined benefit pension plan. Effective March 31, 1987, the Consolidated Plan was capped and frozen, without further increase in benefits provided by the Company after that date.

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

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

(a)     Security Ownership of Certain Beneficial Owners

        The following table lists the beneficial ownership with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 2000.

                                              Amount and Nature      Percent of
               Name and Address                   of Ownership          Class

    Pension Benefit Guaranty Corporation
    c/o Pacholder Associates, Inc.
    8044 Montgomery Road
    Suite 382
    Cincinnati, OH 45236                             585,100             36.8%

    AL-CH Company, L.P., 810 Seventh
    Avenue, New York, NY  10019
    (includes shares held by Messrs.
    Nederlander and Toboroff
    as described below)                              407,251(1)          25.6%

    Wells Fargo Bank, P.O. Box 60347,
    Los Angeles, CA  90060, Trustee
    under that certain Amended and
    Restated Retiree Health Trust
    Agreement for UAW Retired
    Employees of Allis-Chalmers
    Corporation                                      136,406              8.6%

                                              Amount and Nature      Percent of
               Name and Address                   of Ownership          Class

    Firstar Trust Company,
    777 East Wisconsin Avenue,
    Milwaukee, WI  53202, Trustee
    under that certain Amended and
    Restated Retiree Health Trust
    Agreement for Non-UAW Retired
    Employees of Allis-Chalmers
    Corporation                                      101,977              6.4%

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

(b)     Security Ownership of Management

        The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 1, 2000 by directors, the former Chief Executive Officer (the only "named executive officer" of the Company) and all directors and executive officers as a group. Except as otherwise noted in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.

                                            Amount and Nature        Percent of
                   Name                          of Ownership           Class

        Thomas M. Barnhart II (1)                         0                 *
        David A. Groshoff (1)                             0                 *
        Dr. Richard Lichtenstein                          0                 *
        H. Sean Mathis                                    0                 *
        Robert E. Nederlander (2)                   407,251                25.6%
        Alexander P. Sammarco (1)                         0                    *
        Allan R. Tessler                                  0                    *
        Leonard Toboroff (2)                        407,251                25.6%

        All directors and
        officers as a group
        (ten persons)                               416,786                26.2%

        *less than 1%

       (1) Even though Messrs. Barnhart, Groshoff and Sammarco were appointed to the Board by the PBGC under the PBGC Agreement, they do not beneficially own the 585,100 shares of the Company's Common Stock owned by the PBGC.

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

          3.2. Amended and Restated By-laws of Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999).

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


*A management contract or compensatory plan or arrangement.

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

        10.5.* Allis-Chalmers Corporation Long-Term Stock Incentive Plan (1989) (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1989).

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

        10.8.* Employment Agreement between Allis-Chalmers Corporation and John T. Grigsby, Jr. (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1989).

        10.9.* Allis-Chalmers Savings Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

        10.10.*  Allis-Chalmers   Consolidated  Pension  Plan  (incorporated  by
        reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

        10.11. Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

        10.12. Lock-up Agreement dated as of March 31, 1999, by and among Allis-Chalmers Corporation, the Pension Benefit Guaranty Corporation, acting in its individual capacity and as trustee of the Allis-Chalmers

*A management contract or compensatory plan or arrangement.

        Consolidated Pension Plan, AL-CH Company, L.P., Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for non-UAW Retired Employees of Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

        10.13. Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

        21.1.  Subsidiaries of Allis-Chalmers Corporation.

        27.1.  Financial Data Schedule.

*A management contract or compensatory plan or arrangement.

            ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                   (thousands)


                        Balance at                                   Balance
   Year Ended            Beginning                                   at Close
December 31, 1997       of Period      Additions     Deductions      of Period
-----------------      -----------     ---------     ----------      ---------

Doubtful receivables   $        30    $         6   $           0   $        36
                       -----------    -----------   -------------   -----------


                        Balance at                                   Balance
   Year Ended            Beginning                                   at Close
December 31, 1998       of Period      Additions     Deductions      of Period
-----------------      -----------     ---------     ----------      ---------

Doubtful receivables   $        36    $         0   $          15   $        21
                       -----------    -----------   -------------   -----------


                        Balance at                                   Balance
   Year Ended            Beginning                                   at Close
December 31, 1999       of Period      Additions     Deductions      of Period
-----------------      -----------     ---------     ----------      ---------

Doubtful receivables   $        21    $       102   $           1   $       122
                       -----------    -----------   -------------   -----------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Allis-Chalmers Corporation



                               /s/John T. Grigsby, Jr.
                               John T. Grigsby, Jr.
                               Executive Vice President and Chief
                               Financial Officer
                               Date: March 29, 2000


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 29, 2000 by the following persons on behalf of the registrant and in the capacities indicated.



/s/Thomas M. Barnhart II                     /s/Alexander P. Sammarco
Thomas M. Barnhart II, Director              Alexander P. Sammarco, Director




/s/ David A. Groshoff                        /s/Allan R. Tessler
David A. Groshoff, Director                  Allan R. Tessler, Director




/s/Dr. Richard Lichtenstein                  /s/Leonard Toboroff
Dr. Richard Lichtenstein, Director           Leonard Toboroff, Director



/s/Robert E. Nederlander
Robert E. Nederlander, Director