Form 10-Q
period 2000-03-31
ALLIS CHALMERS CORP
filed 2000-05-12
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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


                                 (414) 475-2000
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

At May 5, 2000 were 1,588,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF OPERATIONS

                                             Three Months Ended
                                                  March 31
                                          --------------------------
                                              2000           1999
                                           --------        --------
                                         (thousands, except per share)

Sales                                       $   824        $ 1,052
Cost of sales                                   629            713
                                            -------        -------

    Gross Margin                                195            339

Marketing and administrative expense            295            390
                                            -------        -------

    Loss from Operations                       (100)           (51)
                                            -------        -------

Other income (expense)
   Interest income                                2              1
   Interest expense                              (6)            (8)
  Other                                           0              1
                                            -------        -------

    Net Loss                                $  (104)       $   (57)
                                            =======        =======

    Net Loss per Common Share               $  (.07)       $  (.06)
                                            =======        =======


                        STATEMENT OF ACCUMULATED DEFICIT

   Three Months Ended March 31                2000           1999
   ---------------------------               -------        -------
                                                    (thousands)

Accumulated deficit - beginning of year     $ (75,786)     $ (75,673)
Net loss                                         (104)           (57)
                                            ---------      ---------
Accumulated deficit - March 31              $ (75,890)     $ (75,730)
                                            =========      =========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF FINANCIAL CONDITION

                                                   March 31,      December 31,
                                                      2000          1999
                                                          (thousands)
Assets

Cash and short-term investments                    $     230          $     501
Trade receivables, net                                   534                570
Inventories, net                                         184                157
Other current assets                                      41                 66
                                                   ---------          ---------

       Total Current Assets                              989              1,294

Net property, plant and equipment                      1,129              1,170
                                                   ---------          ---------

       Total Assets                                $   2,118          $   2,464
                                                   =========          =========


Liabilities and Shareholders' Deficit

Current maturities of long-term debt               $      52          $      60
Trade accounts payable                                   207                461
Accrued employee benefits                                157                120
Accrued pension liability                             66,877             66,877
Other current liabilities                                270                281
                                                   ---------          ---------

       Total Current Liabilities                      67,563             67,799

Accrued postretirement benefit obligations               930                927
Long-term debt                                           184                193

Shareholders' deficit
  Common stock, ($.15 par value,
   authorized 2,000,000 shares, outstanding
   1,588,128 at March 31, 2000 and 1,003,028
   at December 31, 1999)                                 238                238
  Capital in excess of par value                       9,093              9,093
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)          (75,890)           (75,786)
                                                   ---------          ---------

       Total Shareholders' Deficit                   (66,559)           (66,455)
                                                   ---------          ---------

       Total Liabilities and Shareholders'
        Deficit                                    $   2,118          $   2,464
                                                   =========          =========




This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS

                                                    Three Months Ended
                                                          March 31
                                                     2000          1999
                                                         (thousands)

Cash flows from operating activities:
  Net loss                                        $  (104)       $   (57)
  Adjustments to reconcile net loss
    to net cash (used) provided by
    operating activities:
      Depreciation and amortization                    41             42
      Change in working capital:
        Decrease in receivables, net                   36            192
        Increase in inventories                       (27)          (145)
        Decrease in trade accounts payable           (254)           (66)
        Increase in other current items                51             78
      Other                                             3             (18)
                                                  -------        --------

        Net cash (used) provided by
           operating activities                      (254)            26

Cash flows from investing activities:
  Capital expenditures                                  0            (39)

Cash flows from financing activities:
  Net proceeds from issuance of
   long-term debt                                       0             29
  Payment of long-term debt                           (17)           (17)
                                                  -------        -------

        Net cash (used) provided by
          financing activities                        (17)            12
                                                  -------        -------

Net (decrease) in cash and cash equivalents          (271)            (1)

Cash and cash equivalents at
  beginning of period                                 501            223
                                                  -------        -------

Cash and cash equivalents at end of period        $   230        $   222
                                                  =======        =======

Supplemental information - interest paid          $     6        $     8
                                                  =======        =======


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Sales in the first quarter of 2000 totaled $824,000 a decrease from $1,052,000 in the first quarter of 1999. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operations throughout the Gulf Coast.

Gross margin, as a percentage of sales, was 23.7% in the first quarter of 2000, a decrease from 32.2% in 1999 due to the lower sales, fixed cost and competitive pricing.

Marketing and administrative expense was $295,000 in the first quarter of 2000 compared with $390,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $104,000, or $.07 per common share, in the first quarter of 2000 compared with a loss of $57,000, or $.06 per common share, in the same period of 1999.

Financial Condition and Liquidity

Cash and short term investments totaled $230,000 at March 31, 2000, a decrease from $501,000 at December 31, 1999.

Net trade receivables at March 31, 2000 were $534,000, reflecting a slight decrease from the December 31, 1999 level of $570,000, due to lower sales in the first three months of 2000.

Inventory at March 31, 2000 was $184,000, an increase from $157,000 at year end 1999, due to a job that was not shipped until the second quarter.

Net property, plant and equipment was $1,129,000 at March 31, 2000, a decrease from $1,170,000 at year end 1999. For the first three months ending March 31, 2000, there were no capital expenditures made.

Trade accounts payable was $207,000 at March 31, 2000, a decrease from $461,000 at December 31, 1999 due to a reduction in purchasing as a result of lower sales.

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

The Environmental Protection Agency (EPA) and certain state environmental protection agencies have requested information in connection with several potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with several additional sites. In addition, certain third parties have asserted that Allis-Chalmers is liable for cleanup costs or associated EPA fines in connection with additional sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

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

(b) Reports on Form 8-K - No report on Form 8-K was filed during the first quarter of 2000.

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

May 14, 2000