Form 10-Q
period 2000-06-30
ALLIS CHALMERS CORP
filed 2000-08-14
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

     (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


            Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               39-0126090
--------------------------------                            ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      4180 Cherokee Drive
      Brookfield, Wisconsin                                          53045
-------------------------------------                          -----------------
(Address of principal executive offices)                           (Zip code)


                                  (414)475-2000
                                 ---------------
               Registrant's telephone number, including area code



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

At July 25, 2000 were 1,588,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF OPERATIONS
-----------------------


                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                  ----------------------------------------------
                                     2000        1999         2000       1999
                                  ----------  ----------   ---------- ----------
                                          (thousands, except per share)

Sales                             $  1,598    $   1,084    $   2,422  $   2,136
Cost of sales                        1,087          835        1,716      1,548
                                  --------    ---------    ---------  ---------

    Gross Margin                       511          249          706        588

Marketing and administrative
  expense                              484          381          779        771
                                  --------    ---------    ---------  ---------


    Income/(Loss) from
      Operations                        27         (132)         (73)      (183)

Other income (expense)
   Interest income                       0            2            2          3
   Interest expense                     (9)          (7)         (15)       (15)
  Other                                  0            0            0          1
                                  --------    ---------    ---------  ---------


    Net Income/(Loss)             $     18    $    (137)   $     (86) $    (194)
                                  ========    =========    =========  =========

    Net Income/(Loss) per
      Common Share                $    .01    $     (.9)   $    (.05) $    (.15)
                                  ========    =========    =========  =========



                        STATEMENT OF ACCUMULATED DEFICIT

                       Six Months Ended June 30      2000         1999
                       ------------------------   ----------      ----
                                                        (thousands)

Accumulated deficit -
 beginning of year                                $ (75,786)   $ (75,673)
Net income/(loss)                                       (86)        (194)
                                                  ---------    ---------
Accumulated deficit - June 30                     $ (75,872)   $ (75,867)
                                                  =========    =========



This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF FINANCIAL CONDITION
--------------------------------


                                                    June 30,     December 31,
                                                      2000          1999
                                                    ---------    ------------
                                                          (thousands)
Assets

Cash and short-term investments                   $     146         $     501
Trade receivables, net                                1,062               570
Inventories, net                                        176               157
Other current assets                                     45                66
                                                  ---------         ---------

       Total Current Assets                           1,429             1,294

Net property, plant and equipment                     1,092             1,170
                                                  ---------         ---------

       Total Assets                               $   2,521         $   2,464
                                                  =========         =========


Liabilities and Shareholders' Deficit

Current maturities of long-term debt              $      36         $      60
Trade accounts payable                                  437               461
Accrued employee benefits                               154               120
Accrued pension liability                            66,877            66,877
Other current liabilities                               126               281
                                                  ---------         ---------

       Total Current Liabilities                     67,630            67,799

Accrued postretirement benefit obligations              921               927
Long-term debt                                          511               193

Shareholders' deficit
  Common stock, ($.15 par value, authorized
   2,000,000 shares, outstanding 1,588,128
   at June 30, 2000 and 1,000,028 at
   December 31, 1999)                                   238               238
  Capital in excess of par value                      9,093             9,093
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)         (75,872)          (75,786)
                                                  ---------         ---------


       Total Shareholders' Deficit                  (66,541)          (66,455)


       Total Liabilities and Shareholders'
        Deficit                                   $   2,521        $   2,464
                                                  =========        =========



This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS
-----------------------

                                                           Six Months Ended
                                                                June 30
                                                       -------------------------
                                                          2000            1999
                                                       ----------      ---------
                                                               (thousands)

Cash flows from operating activities:
  Net loss                                              $    (86)    $    (194)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                           83            83
      Change in working capital:
        (Increase)/decrease in receivables, net             (492)          204
        (Increase)/decrease in inventories                   (19)           60
        Decrease in trade accounts payable                   (24)         (112)
        (Decrease)/increase in other current items          (100)            2
       Other                                                  (6)          (29)
                                                        --------     ---------

        Net cash provided by operating activities           (644)           14

Cash flows from investing activities:
  Capital expenditures                                        (5)          (47)
  Proceeds from sale of equipment                              0             2
                                                        --------     ---------

        Net cash (used) by investing activities               (5)          (45)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt               325            29
  Payment of long-term debt                                  (31)          (35)
                                                        --------     ---------

        Net cash provided (used) by
           financing activities                              294            (6)
                                                        --------     ---------

Net decrease in cash and short-term investments             (355)          (37)

Cash and short-term investments at
 beginning of period                                         501           223
                                                        --------     ---------

Cash and short-term investments at
 end of period                                          $    146     $     186
                                                        ========     =========

Supplemental information - interest paid                $     15     $      15
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

NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (Consolidated Plan). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a required cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments during 1996 and 1997. Given the inability of the Company to fund such obligations with its current financial resources, in February 1997, Allis- Chalmers applied to the Pension Benefit Guaranty Corporation (PBGC) for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

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

Sales in the second quarter of 2000 totaled $1,544,000 an increase of 42% from $1,084,000 in the second quarter of 1999. The increase was due to one major job for a continuing customer along with extremely soft conditions as a backlash to the very low oil prices during the second half of 1998 which resulted in lower shipments in 1999.

Gross margin, as a percentage of sales, was 32% in the second quarter of 2000, an increase from 23% in 1999 due to the increase in sales.

Marketing and administrative expense was $484,000 in the second quarter of 2000 compared with $381,000 in the prior year. The increase was due to the issuance of promissory notes in the aggregate amount of $325,000, which were issued to current and former directors of the Company for services for the period from the years of 1989 through 1999. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a profit of $18,000, or $.01 per common share, in the second quarter of 2000 compared with a net loss of $137,000, or $.09 per common share, in the same period of 1999.

In the first half of 2000, the Company incurred a net loss of $86,000 or $.05 per common share compared with a net loss of $194,000 or $.15 per common share in the same period of 1999.

Financial Condition and Liquidity

Cash and short term investments totaled $146,000 at June 30, 2000, a decrease from $501,000 at December 31, 1999.

Net trade receivables at June 30, 2000 were $1,062,000, reflecting an increase from the December 31, 1999 level of $570,000. This increase was due to a major job billed prior to June 30, 2000 and collected after the end of the quarter.

Inventory at June 30, 2000 was $176,000, an increase from $157,000 at year end 1999.

Net property, plant and equipment was $1,092,000 at June 30, 2000, a decrease from $1,170,000 at year end 1999. There were no significant purchases of capital items in the year 2000.

Trade accounts payable at June 30, 2000 were $437,000, a decrease from $461,000 at December 31, 2000.

Other current liabilities were $126,000 at June 30, 2000, a decrease from $281,000 at December 31, 1999. This was due to a reversal of a legal reserve in the amount of $128,000.

Long term debt was $511,000 at June 30, 2000, an increase from $193,000 at December 31, 1999. This increase resulted from the Company's Board of Directors decision to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005, however, may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

In addition, the Board granted options to purchase 2,000 shares of the Company's common stock to the seven directors and an option to purchase 10,000 shares to Mr. Grigsby. The option price was determined to be $2.75 per share. The options vested immediately and may be exercised any time prior to March 28, 2010.

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

The necessity to assure liquidity emphasizes the need for the Company to continue in a prudent manner its search for appropriate acquisition candidates in order to increase the Company's operating base and generate positive cash flow. If no acquisition candidate is found and HDS' sales decrease from the second quarter level, it is likely that the Company will run out of cash in the fourth quarter.


PART II.  OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

See PART I. Item 2, "Management's Discussion and Analysis."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)      Exhibits: (27) - Financial Data Schedule

(b) Reports on Form 8-K - No report on Form 8-K was filed during the second quarter of 2000.


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

                                               Allis-Chalmers Corporation
                                               --------------------------
                                                      (Registrant)



                                                /s/ John T. Grigsby, Jr.
                                               ---------------------------------
                                               John T. Grigsby, Jr.
                                               Executive Vice President and
                                                Chief Financial Officer

August 11, 2000