Form 10-Q
period 2000-09-30
ALLIS CHALMERS CORP
filed 2000-11-14
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


          Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               39-0126090
--------------------------------                           ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

      4180 Cherokee Drive
      Brookfield, Wisconsin                                       53045
---------------------------------------                     ------------------
(Address of principal executive offices)                        (Zip code)


                                  (414)475-2000
               --------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_    No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes _X_   No ___

At October 24, 2000 were 1,588,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF OPERATIONS
-----------------------


                                       Three Months Ended     Nine Months Ended
                                         September 30            September 30
                                      -------------------    ------------------
                                        2000       1999        2000      1999
                                      --------   --------    --------  --------
                                             (Thousands, except per share)

Sales                                  $   909    $   894     $ 3,331   $ 3,030
Cost of sales                              738        682       2,455     2,230
                                       -------    -------     -------   -------

   Gross Margin                            171        212         876       800

Marketing and administrative expense       285        326       1,064     1,097
                                       -------    -------     -------   -------

   Loss from Operations                   (114)      (114)       (188)     (297)

Other income (expense)
   Interest income                           3          2           5         5
   Interest expense                        (12)       (10)        (27)      (25)
   Other                                     0          0           0         1
                                       -------    -------     -------   -------


   Net Income/(Loss)                   $  (123)   $  (122)   $   (210) $   (316)
                                       =======    =======     =======   =======

   Net Income/(Loss) per Common Share  $  (.08)   $  (.08)   $   (.13) $   (.20)
                                       =======    =======    ========  ========



                        STATEMENT OF ACCUMULATED DEFICIT

                       Nine Months Ended September 30           2000      1999
                       ------------------------------         -------   -------
                                                                  (thousands)

Accumulated deficit - beginning of year                      $(75,786) $(75,673)
Net income/(loss)                                                (210)     (316)
                                                             --------   -------
Accumulated deficit - September 30                           $(75,996) $(75,989)
                                                             ========  ========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF FINANCIAL CONDITION
--------------------------------

                                                  September 30,  December 31,
                                                      2000          1999
                                                  -------------  -------------
                                                         (thousands)
Assets
------

Cash and short-term investments                    $     131      $     501
Trade receivables, net                                   642            570
Inventories, net                                         199            157
Other current assets                                      43             66
                                                   ---------      ---------

       Total Current Assets                            1,015          1,294

Net property, plant and equipment                      1,066          1,170
                                                   ---------      ---------

       Total Assets                                $   2,081      $   2,464
                                                   =========      =========

Liabilities and Shareholders' Deficit
-------------------------------------

Current maturities of long-term debt               $      19      $      60
Trade accounts payable                                   173            461
Accrued employee benefits                                145            120
Accrued pension liability                             66,877         66,877
Other current liabilities                                104            281
                                                   ---------      ---------

       Total Current Liabilities                      67,318         67,799

Accrued postretirement benefit obligations               913            927
Long-term debt                                           515            193

Shareholders' deficit
  Common stock, ($.15 par value, authorized
   2,000,000 shares, outstanding 1,003,028
   at September 30, 1999 and December 31, 1998)          238            238
  Capital in excess of par value                       9,093          9,093
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)          (75,996)       (75,786)
                                                   ---------      ---------

       Total Shareholders' Deficit                   (66,665)       (66,455)

       Total Liabilities and Shareholders'
        Deficit                                    $   2,081      $   2,464
                                                   =========      =========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS
-----------------------

                                                                 Nine Months Ended
                                                                    September 30
                                                              -----------------------
                                                                 2000           1999
                                                              ---------     ---------
                                                                     (thousands)

Cash flows from operating activities:
  Net income/(loss)                                           $    (210)    $    (316)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation and amortization                                 111           125
      Gain on sale of fixed assets                                    0             0
      Change in working capital:
        (Increase) decrease in receivables, net                     (72)          134
        Increases in inventories                                    (42)           (2)
        Decrease in trade accounts payable                         (288)          (51)
        (Increase) decrease in other current items                 (129)           36
        Decrease in accrued pension liability, net                    0             0
      Other                                                         (14)          (29)
                                                              ---------     ---------

        Net cash (used) by operating activities                    (644)         (103)

Cash flows from investing activities:
  Capital expenditures                                               (7)          (52)
  Proceeds from sale of equipment                                     0            15
                                                              ---------     ---------

        Net cash (used) by investing activities                      (7)          (37)

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                      329            29
  Payment of long-term debt                                         (48)          (54)
                                                              ---------     ---------

        Net cash provided (used) by financing activities            281           (25)
                                                              ---------     ---------

Net decrease in cash and short-term
 investments                                                       (370)         (165)

Cash and short-term investments at
 beginning of period                                                501           223
                                                              ---------     ---------

Cash and short-term investments at
 end of period                                                $     131     $      58
                                                              =========     =========

Supplemental information - interest paid                      $      27     $      25
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

Sales in the third quarter of 2000 totaled $909,000 a slight increase from $894,000 in the third quarter of 1999.

Gross margin, as a percentage of sales, was 19% in the third quarter of 2000, a decrease from 24% in 1999 due to the competitive nature of the business.

Marketing and administrative expense was $285,000 in the third quarter of 2000 compared with $326,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $123,000, or $.08 per common share, in the third quarter of 2000 compared with a net loss of $122,000, or $.08 per common share, in the same period of 1999.

In the first nine months of 2000, the Company incurred a net loss of $210,000, or $.14 per common share, compared with a net loss of $316,000, or $.20 per common share, in the same period of 1999.

Financial Condition and Liquidity

Cash and short term investments totaled $131,000 at September 30, 2000, a decrease from $501,000 at December 31, 1999 due to lower sales, increased receivables, increased inventory and a substantial reduction in trade accounts payable..

Net trade receivables at September 30, 2000 were $642,000, reflecting an increase from the December 31, 1999 level of $570,000. This increase was due to the major portion of the sales being in the later part of the quarter.

Inventory at September 30, 2000 was $199,000, an increase from $157,000 at year end 1999.

Net property, plant and equipment was $1,066,000 at September 30, 2000, a decrease from $1,170,000 at year end 1999. There were no significant purchases of capital items in the year 2000.

Trade accounts payable at September 30, 2000 were $173,000, a decrease from $461,000 at December 31, 1999.

Other current liabilities were $104,000 at September 30, 2000, a decrease from $281,000 at December 31, 1999. This was due to a reversal of a legal reserve in the amount of $128,000.

Long term debt was $515,000 at September 30, 2000, an increase from $193,000 at December 31, 1999. This increase resulted from the Company's Board of Directors decision to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005, however, may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

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

The necessity to assure liquidity emphasizes the need for the Company to continue in a prudent manner its search for appropriate acquisition candidates in order to increase the Company's operating base and generate positive cash flow. If no acquisition candidate is found and HDS' sales continue to encounter sporadic soft market conditions, it is likely that the Company will run out of cash in the near term.

PART II.  OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

See PART I. Item 2, "Management's Discussion and Analysis."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:  (27) - Financial Data Schedule

(b) Reports on Form 8-K - No report on Form 8-K was filed during the third quarter of 2000.


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

                                          Allis-Chalmers Corporation
                                          --------------------------
                                                 (Registrant)



                                           /s/ John T. Grigsby, Jr.
                                          ------------------------------
                                          John T. Grigsby, Jr.
                                          Executive Vice President and
                                           Chief Financial Officer

November 13, 2000