Form 10-K405
period 2000-12-31
ALLIS CHALMERS CORP
filed 2001-04-02
CIK 3982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

      (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

                         Or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                             ------------    -----------------
            Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        39-0126090
------------------------------------------          --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   4180 Cherokee Drive, Brookfield, Wisconsin                53045
------------------------------------------------    --------------------------
    (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code        (262)781-7155
                                                   ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock - $.15 Par Value
                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _X_   No___

         At March 2, 2001, there were 1,588,128 shares of Common Stock outstanding.

2
                             2000 FORM 10-K CONTENTS
                             -----------------------

PART I

         Item                                                             Page
         ----                                                             ----
           1.   Business.                                                   3
           2.   Properties.                                                 5
           3.   Legal Proceedings.                                          5
           4.   Submission of Matters to a Vote of
                    Security Holders.                                       6

PART II
           5.   Market for Registrant's Common Equity
                    and Related Stockholder Matters.                        7
           6.   Selected Financial Data.                                    8
           7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                    8
           7A.  Quantitative and Qualitative Disclosures about
                    Market Risk.                                           14
           8.   Financial Statements and Supplementary Data.               15
           9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.                   31

PART III
          10.    Directors and Executive Officers
                    of the Registrant.                                     32
          11.    Executive Compensation.                                   35
          12.    Security Ownership of Certain Beneficial
                    Owners and Management.                                 37
          13.    Certain Relationships and Related Transactions.           39

PART IV
          14.    Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.                                              40

Signatures.                                                                44

                                                                               3
                                     PART I

ITEM 1.  BUSINESS.
-----------------

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

(c)  Narrative Description of Business

The principal business activities of the Company are as follows:


MACHINE REPAIR

Sales of the machine repair business operated by Houston Dynamic Service, Inc.
(HDS), a wholly-owned subsidiary of the Company, were $4,552,000 in 2000, $4,370,000 in 1999 and $5,021,000 in 1998.

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

HDS employed 37 people on December 31, 2000. It operates out of a facility in Houston, Texas which was purchased by HDS in 1990. The facility includes a repair shop and office space.

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

During the past three years, Entergy and Amoco Chemical were the only customers who accounted for 10% or more of total Company sales during any one year. Entergy generated 25% of 2000 sales and Amoco Chemical 14% of 2000 sales. Entergy generated 13% of 1999 sales and Amoco Chemical 24% of 1998 sales.

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

The Company's employment was 41, 37 and 47 at December 31, 2000, 1999, and 1998, respectively.

For more detailed information, you should read in their entirety the audited 2000 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

(d)   Financial Information About Foreign and
      Domestic Operations and Export Sales

The Company has no foreign operations or significant export sales.


ITEM 2. PROPERTIES.
------------------

The Company's principal operating facility is a 25,000 square foot repair shop and office building in Houston, Texas, which is owned by HDS. The facility is considered adequate and suitable for the Company's principal business.


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

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

Since consummation of the Plan of Reorganization on December 2, 1988, a number of parties, including the EPA, have asserted that the Company is responsible for the cleanup of hazardous waste sites. These assertions have been made only with respect to the Company's prebankruptcy activities. A bankruptcy discharge defense has been asserted by the Company in each instance. No claims have been asserted against the Company involving its postbankruptcy operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
----------------------------------------------------------

The Plan of Reorganization provided for cancelling the old common stock of Allis-Chalmers on December 2, 1988 and issuing new common stock of the reorganized Company (Common Stock) to certain holders of claims and interests, including holders of old common stock.

After receiving approval of a majority of shareholders of Common Stock, the Company amended its Amended and Restated Certificate of Incorporation (Amendment), effective as of July 8, 1992, to effect a 1-for-15 reverse stock split of the Common Stock pursuant to which each 15 shares of Common Stock, $.01 par value per share, were combined into one share of new Common Stock, $.15 par value per share. In lieu of the issuance of fractional shares of Common Stock, the Amendment provided that shareholders owning less than 15 shares of Common Stock were entitled to receive a cash payment at the rate of $8.85 per share of Common Stock (equivalent to $0.59 per share of the presplit Common Stock). This action, decreased the number of outstanding shares of Common Stock to 1,003,596 from 15,164,195 shares immediately prior to the reverse stock split and decreased the number of shareholders to 7,408 from 17,799 prior to the reverse stock split. Pursuant to the PBGC Agreement (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and NOTES 7 and 9 to the FINANCIAL STATEMENTS entitled SHAREHOLDERS' DEFICIT and PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS), in June 1999 the Company issued (pursuant to the exemption from Registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D thereunder) 585,100 shares of its common stock to the PBGC increasing the total shares outstanding to 1,588,128 as of March 31, 1999. Per share amounts in the accompanying financial statements reflect the reverse stock split and issuance of shares pursuant to the PBGC Agreement.

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

No dividends were declared or paid during 2000, 1999 or 1998.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

                                                     2000         1999          1998         1997         1996
                                                     ----         ----          ----         ----         ----
                                                                   (millions, except per share data)
Statement of Operations Data:
  Sales                                            $  4.6       $  4.4        $  5.0        $ 4.1        $ 4.1

  Net income (loss)                                  (0.2)        (0.1)          0.6        (66.5)        (1.7)

  Net income (loss) per common share
    (Basic and Diluted)                              (.12)        (.08)          .62       (66.34)       (1.72)

Statement of Financial
  Condition Data:

  Total assets                                        2.1          2.5           2.6          2.7          3.4

  Long-term debt classified as:
    Current                                           0.2          0.1           0.1          0.1          0.1
    Long-term                                         0.3          0.2           0.2          0.2          0.3

  Shareholders' deficit                             (66.7)       (66.5)        (67.4)       (68.0)       (13.6)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------

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

Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, the Company reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the PBGC Agreement, the Company was required to and has (i) decreased the size of the Board of Directors of the Company (the Board) to seven members; (ii) caused a sufficient number of then current directors of the Company to resign from the Board and all committees thereof; and (iii) caused three designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws (By-laws) to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as hereinafter defined). During the term of the PBGC Agreement, the Company has agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Amended and Restated Certificate of Incorporation (Certificate) or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (Release Event). If the 585,100 shares are disposed of by the PBGC prior to a Release Event and the final satisfaction and discharge of the PBGC liability, then the liability will be accreted by the estimated fair market value, $1,024,000, of the shares issued to the PBGC.

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

The acquisition environment has been unfavorable since the Investor's 1989 cash contribution to the Company and remained very difficult for the Company during 2000. The problems continued to include the Company's lack of cash for investment, limited availability of debt financing for acquisitions and the financial exposure associated with the Consolidated Plan. Therefore, the Company continues to proceed cautiously with its efforts to identify and evaluate potential candidates for acquisition or other business combinations.

Results of Operations

Results of operations for 2000, 1999 and 1998 reflect the sole operation of the business of Allis-Chalmers: the machine repair business, HDS.

Sales totaled $4.6 million in 2000, compared with $4.4 million in 1999 and $5.0 million in 1998. The increase in sales in 2000 from 1999 was due to slightly better pricing on a better mix of products serviced.

Gross margins, as a percentage of sales, were 27.2%, 24.2% and 29.7% in 2000, 1999 and 1998, respectively. The increase in 2000 was due to the better pricing and continued cost reduction efforts.

Marketing and administrative expense was $1.4 million, $1.5 million and $1.7 million in 2000, 1999 and 1998, respectively. Marketing and administrative expense was 31.0% of sales in 2000 compared with 35.4% in 1999 and 33.6% in 1998. The decrease in marketing and administrative expense was due to reduced corporate overhead and acquisition costs. There were additional costs incurred in 1999 and 1998 in pursuit of corporate acquisitions and certain engineering costs at HDS. A significant portion of the Company's administrative expense continues to relate to expenses for Securities and Exchange Commission and other governmental reporting as well as the legal, accounting and audit, insurance and other requirements of a publicly held company.

Interest income in each of the years resulted mainly from earnings on short-term investments. Interest expense primarily relates to a real estate loan, the proceeds of which were used to purchase the shop and office building from which HDS operates and additional financing for capital improvements at HDS.

The Company had a net loss of $189,000, or $.12 per common share in 2000, compared with a net loss of $113,000, or $.08 per common share, in 1999 and net income of $618,000, or $.62 per common share, in 1998.

Liquidity and Capital Resources

At December 31, 2000, the Company had cash and short-term investments totaling $358,000, a decrease from $501,000 at December 31, 1999.

Trade receivables at December 31, 2000 were $549,000, compared with $570,000 at December 31, 1999.

Inventory at December 31, 2000 was $122,000, a decrease from $157,000 at year end 1999. In 1999, inventory was unusually high as one job totaling approximately $81,000 was not completed until January 2000.

Net property, plant and equipment at December 31, 2000 was $1,055,000, a decrease from $1,170,000 at December 31, 1999. The Company purchased only $35,000 of capital equipment during 2000 and has not purchased any significant capital items since 1998. In 1998, approximately $234,000 was invested in machinery and equipment acquisitions while approximately $119,000 was spent to improve HDS's facilities (including air conditioning and upgrading its telephone system). The expenditures for additional or upgrades of machinery and tooling were necessary to reduce production costs by decreasing downtime and increasing production efficiency output, helping to position the Company for further growth through the increased capacity and service capabilities it offers to the marketplace.

Current maturities of long-term debt at December 31, 2000 were $212,000. The majority of the current maturities represent payments on the real estate loan refinanced by HDS in August 1996. The proceeds of the original loan were used in 1990 for the purchase of the land and building in which HDS operates its business in Houston, Texas. The amount refinanced is required to be repaid in monthly installments of $3,278 through August 20, 2001, when the remaining unpaid balance is due. At December 31, 2000, the interest rate on the note was 11.5%. This rate is subject to adjustments during the term of the note in accordance with increases or decreases in the prime rate. The note is collateralized by the HDS facility (having a net book value of $421,000 at December 31, 2000) and the Company's guaranty.

Trade accounts payable at December 31, 2000 were $208,000 a decrease from $461,000 at December 31, 1999. During December 1999, our payables were higher than normal due to timing fluctuations in the payment of vendor invoices.

Other current liabilities were $106,000 at December 31, 2000 a decrease from $281,000 at December 31, 1999 due to a $128,000 decrease in the legal reserve as well as a reduction in the accruals of the franchise tax and legal expense.

The Company's principal sources of cash include earnings from operations. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and management believes that the Company will continue to use a substantial portion of its cash balances generated by HDS for these purposes in 2001.

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


Financial Condition

Shareholders' deficit at December 31, 2000 was $66.7 million. A three-year comparison of shareholders' deficit follows:

                           (millions)        2000        1999         1998
                                             ----        ----         ----

January 1                                  $(66.5)     $(67.4)      $(68.0)
Net income (loss)                            (0.2)       (0.1)         0.6
Issuance of common stock                      0.0         1.0          0.0
                                           ------      ------       ------
December 31                                $(66.7)     $(66.5)      $(67.4)
                                           ======      ======       ======

Future Accounting Changes

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This issuance delayed the effective date of SFAS 133 for the Company until the first quarter of 2001. SFAS 133 requires all derivative instruments, as defined by the statement, to be recorded on the balance sheet as assets or liabilities, measured at fair value, and any change in fair value to be recorded within net income or comprehensive income. The adoption of this statement will not have a material effect on our net earnings or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.
---------------------------------------------------------------

None.

                                                                              15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------


                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                            Page
                                                                            ----
Financial Statements:

  Report of Independent Accountants                                           16
  Statement of Operations for the Three Years Ended December 31, 2000         17
  Statement of Accumulated Deficit for the Three Years Ended
     December 31, 2000                                                        17
  Statement of Financial Condition at December 31, 2000 and 1999              18
  Statement of Cash Flows for the Three Years Ended December 31, 2000         19
  Notes to Consolidated Financial Statements                                  20

  Financial Statement Schedule

      II     Valuation and Qualifying Accounts                                43

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
 Shareholders of Allis-Chalmers Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allis-Chalmers Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's application for a distress termination of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan") was approved by the Pension Benefit Guaranty Corporation ("PBGC") on September 30, 1997. At such date, the PBGC became the trustee of the Consolidated Plan and the Company and its subsidiaries incurred an estimated liability to the PBGC for unfunded benefit liabilities and accumulated funding deficiencies totaling approximately $68 million. Effective March 31, 1999, the Company issued 585,100 shares to the PBGC reducing the pension liability by the estimated fair market value of the shares to approximately $67 million. The Company does not have the financial resources to fund this liability to the PBGC. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers  LLP
Milwaukee, Wisconsin
March 9, 2001

                                                                              17

                                              STATEMENT OF OPERATIONS
                                  Year Ended December 31            2000               1999                1998
                                  ----------------------         ----------         ----------         -----------
                                                                            (thousands, except per share)

Sales                                                           $     4,552         $    4,370         $     5,021
Cost of sales                                                         3,315              3,312               3,530
                                                                -----------         ----------         -----------
      Gross Margin                                                    1,237              1,058               1,491

Marketing and administrative expense                                  1,413              1,546               1,689
                                                                -----------         ----------         -----------

    Loss from Operations                                               (176)              (488)               (198)
Other income (expense):
  Interest income                                                         8                  7                  33
  Interest expense                                                      (38)               (34)                (50)
  Other (Note 11, 9)                                                     17                402                 833
                                                                -----------         ----------         -----------

Net Income (Loss)                                               $      (189)        $     (113)        $       618
                                                                ===========         ==========         ===========

Net Income (Loss) per Common Share
  (Basic and Diluted)                                           $      (.12)        $     (.08)        $       .62
                                                                ===========         ==========         ===========

                                          STATEMENT OF ACCUMULATED DEFICIT

                                  Year Ended December 31            2000               1999                1998
                                  ----------------------        -----------         ----------         -----------
                                                                                                       (thousands)

Accumulated deficit beginning of year                           $   (75,786)        $  (75,673)        $   (76,291)
Net income (loss)                                                      (189)              (113)                618
                                                                -----------         ----------         -----------
Accumulated deficit end of year                                 $   (75,975)        $  (75,786)        $   (75,673)
                                                                ===========         ==========         ===========


The accompanying Notes are an integral part of the Financial Statements.

18

                                          STATEMENT OF FINANCIAL CONDITION
                                             December 31                               2000                 1999
                                             -----------                            ----------         -----------
                                                                                                       (thousands)
Assets
Cash and cash equivalents                                                           $      358         $       501
Trade receivables, net (Note 3)                                                            549                 570
Inventories, net                                                                           122                 157
Other current assets                                                                        44                  66
                                                                                    ----------         -----------
    Total Current Assets                                                                 1,073               1,294

Net property, plant and equipment (Note 4)                                               1,055               1,170
                                                                                    ----------         -----------
    Total Assets                                                                    $    2,128         $     2,464
                                                                                    ==========         ===========

Liabilities and Shareholders' Deficit
-------------------------------------

Current maturities of long-term debt                                                $      212         $        60
Trade accounts payable                                                                     208                 461
Accrued employee benefits                                                                  143                 120
Accrued pension liability (Note 9)                                                      66,877              66,877
Other current liabilities                                                                  106                 281
                                                                                    ----------         -----------
    Total Current Liabilities                                                           67,546              67,799

Accrued postretirement benefit obligations (Note 9)                                        889                 927
Long-term debt (Note 6)                                                                    337                 193

Commitments and contingent liabilities (Note 10)                                             -                   -

Shareholders' deficit (Note 7)
  Common stock ($.15 par value, authorized
   2,000,000 shares, outstanding 1,588,128
   at December 31, 2000 and December 31, 1999)                                             238                 238
  Capital in excess of par value                                                         9,093               9,093
  Accumulated deficit (accumulated deficit of
    $424,208 eliminated on December 2, 1988)                                           (75,975)            (75,786)
                                                                                    ----------         -----------

    Total Shareholders' Deficit                                                        (66,644)            (66,455)
                                                                                    ----------         -----------

    Total Liabilities and Shareholders' Deficit                                     $    2,128         $     2,464
                                                                                    ==========         ===========

The accompanying Notes are an integral part of the Financial Statements.

                                                                              19

                                                  STATEMENT OF CASH FLOWS

                                  Year Ended December 31            2000               1999                1998
                                  ----------------------         ----------         ----------         -----------
                                                                                   (thousands)
Cash flows from operating activities:
    Net (loss) income                                           $      (189)        $     (113)        $       618
    Adjustments to reconcile net (loss) income to
      net cash provided (used) by operating activities:
       Depreciation                                                     150                165                 149
       Notes payable issued for Director compensation,
           including interest payable in-kind                           337                  0                   0
       Gain on sale of equipment                                          0                 (2)                  0
       Changes in working capital:
           Decrease (increase) in accounts receivable                    21                226                (113)
           Decrease (increase) in inventories                            35                (30)                (26)
           Decrease in other current assets                              22                 46                   9
           (Decrease) increase in accounts payable                     (253)               170                  72
           (Decrease) increase in other current
             liabilities                                               (152)               (66)                 60
            Decrease in accrued pension liability                         0                  0                (900)
            Other                                                       (38)               (54)                 (9)
                                                                -----------         ----------         -----------
           Net cash provided (used) by operating
            activities                                                  (67)               342                (140)

Cash flows from investing activities:
    Capital expenditures                                                 (7)               (21)               (353)
    Proceeds from sale of equipment                                       0                 16                   3
                                                                -----------         ----------         -----------
           Net cash used by investing activities                         (7)                (5)               (350)

Cash flows from financing activities:
    Net proceeds from issuance of long-term debt                          0                  0                  66
    Payment of long-term debt                                           (69)               (59)                (52)
                                                                -----------         ----------         -----------
           Net cash provided (used) by financing
            activities                                                  (69)               (59)                 14
                                                                -----------         ----------         -----------
Net increase (decrease) in cash and cash
 equivalents                                                           (143)               278                (476)

Cash and cash equivalents at beginning of year                          501                223                 699
                                                                -----------         ----------         -----------

Cash and cash equivalents at end of  year                       $       358         $      501         $       223
                                                                ===========         ==========         ===========

Supplemental information - interest paid                        $        38         $       34         $        50
                                                                ===========         ==========         ===========
Noncash investing and financing activities:
Purchase of equipment under capital lease
 obligation                                                     $        28         $       29         $         0
                                                                ===========         ==========         ===========
Issuance of common stock in partial
 settlement of accrued pension liability                        $         0         $    1,024         $         0
                                                                ===========         ==========         ===========
Issuance of notes payable for Director
 compensation                                                   $       325         $        0         $         0
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

Revenue Recognition

During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The adoption of SAB 101 did not have a significant impact on revenue recognized by the Company.

Fair Value of Financial Instruments

The carrying amounts in the Statement of Financial Condition for cash and cash equivalents, trade receivables, trade accounts payable, and long-term debt approximate fair market value.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Measurement of any impairment losses are recognized based on the estimated fair value of the asset.

Income Taxes

Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 (See Note 5).

Statement of Cash Flows

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Major Customers

Entergy accounted for 25% of sales and Amoco Chemical 14% of sales in 2000. In 1999, Entergy accounted for 13% of total sales and in 1998, Amoco Chemical accounted for 24% of total sales.

NOTE 3.  TRADE RECEIVABLES

                                          December 31      2000        1999
                                          -----------    --------    --------
                                                              (thousands)
Trade accounts receivable                                $    569    $    692
Allowance for doubtful receivables                            (20)       (122)
                                                         --------    --------
                                                         $    549    $    570
                                                         ========    ========

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

                                          December 31      2000        1999
                                          -----------    --------    --------
                                                              (thousands)
Land and buildings                                       $    545    $    545
Machinery and equipment                                     1,575       1,550
Tools, patterns, furniture, fixtures
  and leasehold improvements                                  731         721
                                                         --------    --------
                                                            2,851       2,816
Accumulated depreciation                                   (1,796)     (1,646)
                                                         --------    --------
                                                         $  1,055    $  1,170
                                                         ========    ========

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

The following table depicts the temporary differences as of December 31, 2000 and 1999:

                                                           2000        1999
                                                         --------    --------
                                                              (millions)

Net future tax deductible items                          $     35    $     35
Net operating loss carryforwards and other tax credits        112         123
Valuation allowance                                          (147)       (158)
                                                         --------    --------

Net deferred taxes                                       $      -    $      -
                                                         ========    ========

Net future tax deductible items relate primarily to estimated future bankruptcy claim payments to be made by the Company's two grantor trusts. Gross deferred tax liabilities at December 31, 2000 and 1999 are not material.

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

Tax carryforwards at December 31, 2000 are estimated to consist of net operating losses of $319 million expiring 2001 through 2019, investment tax credits of $16,000 expiring in 2001 and energy tax credits of $141,000 expiring 2001 through 2002.

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


NOTE 6.  LONG-TERM DEBT

                                          December 31      2000        1999
                                          -----------    --------    --------
                                                             (thousands)

Notes payable to certain current and former Directors    $    337    $      0
Real estate loan                                              173         203
Capital lease obligations                                      39          50
                                                         --------    --------
                                                              549         253
Less amounts classified as current                            212          60
                                                         --------    --------
                                                         $    337    $    193
                                                         ========    ========

During March 2000, the Company's Board of Directors approved an arrangement to compensate former and continuing Directors who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr., a former director and current Executive Vice President and Chief Financial Officer. The notes bear interest, payable in-kind, at five percent (5%) and are due March 28, 2005, however, may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

The real estate loan relates to the 1990 purchase of the land and building in Houston, Texas which had previously been leased by HDS. In August 1996, HDS refinanced this loan which is required to be repaid in monthly installments of $3,278 through August 20, 2001 when the remaining unpaid balance is due. At December 31, 2000 and 1999, the interest rate on the loan was 11.5% and 10.5%, respectively. The rate will be adjusted during the term of the loan in accordance with increases or decreases in the prime rate. The loan is collateralized by the HDS facility, ( having a net book value of $421,000 at December 31, 2000) and the Company's guaranty.

Obligations under capital lease arrangements totaled $39,000 and $50,000 at 2000 and 1999, respectively.

NOTE 7.  SHAREHOLDERS' DEFICIT

During 1999, the Company issued 585,100 shares of common stock to the PBGC (See
Note 9). This transaction was recorded as an increase in common stock and capital in excess of par value of $86,000 and $938,000, respectively, and a reduction of the accrued pension liability of $1,024,000.

NOTE 8.  LONG-TERM STOCK INCENTIVE PLAN

The Company's Long-Term Stock Incentive Plan (1989) provides for the grant of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units and other stock-based awards. Under the plan the maximum number of shares which may be granted with respect to stock-based awards is 50,000. Options may be granted at prices equal to or not less than the fair market value at date of grant, except that options to purchase up to 13,333 shares may be granted at a price which is not less than the fair market value on October 25, 1989, the date on which the plan was approved by shareholders. Options are exercisable within a period not to exceed 10 years from date of grant. The plan also provides for the discretionary grant of stock appreciation rights which allow the holder to receive, in cash or shares of common stock, the difference between the exercise price and the fair market value of the stock at the date of exercise. No stock options or stock appreciation rights have been granted to date under this plan.

As is discussed in Note 11, the Company's Board of Directors granted 24,000 stock options during 2000 which are not subject to this plan.


NOTE 9.  PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS

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

Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also have a liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. As of September 30, 1997, the PBGC estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the PBGC Liability) totaled approximately $67.9 million. Effective March 31, 1999, the Company issued 585,100 shares of common stock reducing the pension liability by the estimated fair market value of the shares to $66.9 million.

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

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code section 4971(a) of approximately $900,000. On July 16, 1998, the Company and the Internal Revenue Service (IRS) reached an agreement in principal to settle the Company's tax liability under Code Section 4971 for $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998 and a gain of $825,000 was recorded as other income in the accompanying 1998 Statement of Operations.

In June 1999, but effective as of March 31, 1999, the Company and the PBGC entered into an agreement for the settlement of the PBGC Liability (the PBGC Agreement).

Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, the Company reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the

PBGC Agreement, the Company was required to and has (i) decreased the size of the Board of Directors of the Company (the Board) to seven members; (ii) caused a sufficient number of then current directors of the Company to resign from the Board and all committees thereof; and (iii) caused three designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws (By-laws) to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as hereinafter defined). During the term of the PBGC Agreement, the Company has agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Amended and Restated Certificate of Incorporation (Certificate) or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (Release Event). The Company continues to pursue various strategic alternatives to facilitate the consummation of a Release Event. If the 585,100 shares are disposed of by the PBGC prior to a Release Event and the final satisfaction and discharge of the PBGC Liability, the liability will be accreted by the estimated fair market value, $1,024,000, of the shares issued to the PBGC.

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999 were also entered into: (i) a Registration Rights Agreement between the Company and the PBGC (the Registration Rights Agreement); and (ii) a Lock-Up Agreement by and among the Company, the PBGC, AL-CH Company, L.P., a Delaware limited partnership (AL-CH), Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation (the UAW Trust), and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for Non-UAW Retired Employees of Allis-Chalmers Corporation (the Non-UAW Trust) (the Lock-Up Agreement).

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

Net postretirement benefit expense for the years ended December 31, 2000, 1999 and 1998 included the following components (in thousands):

                                                  2000          1999       1998
                                              --------       --------   -------

Service cost                                  $      -       $      -   $     -
Interest cost                                       32             41        53
Recognized actuarial gain                          (49)           (37)      (22)
                                              --------       --------   -------
Net periodic postretirement benefit cost      $    (17)      $      4   $    31
                                              ========       ========   =======

The change in benefit obligation and plan assets and reconciliation of funded status for the years ended December 31, 2000 and 1999 are as follows (in thousands):

Change in APBO                                             2000        1999
                                                         --------    --------

Benefit obligation at beginning of year                  $    464    $    606
Interest cost                                                  32          41
Actuarial gain                                                (18)       (125)
Benefits paid                                                 (22)        (58)
                                                         --------    --------
Benefit obligation at end of year                        $    456    $    464
                                                         ========    ========

Change in Plan Assets

Fair value of plan assets at beginning of year           $      -    $      -
Employer contribution                                          22          58
Benefits paid                                                 (22)        (58)
                                                         --------    --------
Fair value of plan assets at end of year                 $      -    $      -
                                                         ========    ========

Reconciliation of Funded Status

Benefit obligation at end of year                        $   (456)   $   (464)
Fair value of plan assets at end of year                        -           -
                                                         --------    --------

Funded status                                                (456)       (464)
Unrecognized net actuarial gain                              (433)       (463)
                                                         --------    --------

Accrued Benefit Cost                                     $   (889)   $   (927)
                                                         ========    ========

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was assumed to be 7.5% for 2001. The assumed rate decreases each year until an ultimate rate of 5.0% is reached at December 31, 2006. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $24,000 at December 31, 2000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 2000 and 7.25% at December 31, 1999.


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

The Company is a party to litigation matters and claims, which are normal in the course of its operations, and, while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

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

Allis-Chalmers Consolidated Pension Plan

Contributions to the Consolidated Plan were required starting in 1996 due to a change in the mortality assumptions used in calculating the present value of the pension benefits expected to be paid and the assumptions used in calculating the future administrative expenses compared with the projections of the mortality and administrative expense assumptions used in the Plan of Reorganization for funding the Consolidated Plan. Contributions were projected to be $2.5 million in 1996, then increasing to $3.1 million in 1997 and $8.1 million in 1998. After paying one installment of $205,000 on January 15, 1996, the Company failed to make any subsequent payments. The Company's failure to make required quarterly contributions starting in April 1996, resulted in the filing of a lien by the PBGC against the Company. Given the inability of the Company to fund such obligations with its current financial resources, in February 1997, Allis-Chalmers applied to the PBGC for a "distress" termination of the Consolidated Plan under section 4041(c) of ERISA. The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

For additional information regarding the Consolidated Plan, see Note 9.


NOTE 11.  RELATED PARTY TRANSACTIONS

As is discussed in Note 6, during 2000, the Company's Board of Directors issued promissory notes totaling $325,000 as compensation to certain current and former Directors. This transaction is reflected as marketing and administrative expense of $325,000 in the accompanying 2000 Statement of Operations. The Company's Board of Directors did not receive any compensation for their services as executive officers of the Company for the period April 1, 1999 through December 31, 2000.

In conjunction with the promissory notes issued to certain current and former Directors, the Company's Board of Directors also granted stock options to these same individuals. Options to purchase 24,000 shares of common stock were granted with an exercise price of $2.75. These options vested immediately and may be exercised any time prior to March 28, 2010. During 2000, no stock options were exercised. No compensation expense has been recorded for these options which were issued with an exercise price approximately equal to the fair value of the common stock at the date of grant. These stock options were not dilutive to the Company's net loss per share in 2000. Had compensation expense for options granted during 2000 been determined based on option fair value at the grant date, as prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the effect on the Company's net loss during 2000 would not have been material.

During 1999, Allis-Chalmers received payments totaling $400,000 as reimbursement for expenditures the Company incurred in prior years on behalf of the A-C Reorganization Trust. These payments are included as other income in the accompanying Statement of Operations.


NOTE 12.  QUARTERLY FINANCIAL DATA

  (unaudited)

                                      First                 Second                  Third                   Fourth
                                      Quarter               Quarter                 Quarter                 Quarter
                                ----------------------------------------------------------------------------------------
                                 2000        1999       2000        1999       2000        1999        2000        1999
                                ------      ------     ------      ------     ------      ------      ------      ------
                                                                 (thousands, except per share)

Sales                          $   824     $ 1,052    $ 1,598     $ 1,084    $   909     $   894     $ 1,221     $ 1,340
Gross Margin                       195         339        511         249        171         212         360         258

Net Income (Loss)                 (104)        (57)        18        (137)      (123)       (122)         20         203

Net Income (Loss) per
  Common Share
  (basic and diluted)             (.07)       (.06)       .01        (.09)      (.08)       (.08)        .02         .13


ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

(a)  Identification of Directors

     The following individuals currently serve as directors of the Company.

     James P. Shanahan, Jr., age 39, a director since January 2001. Mr. Shanahan has been employed by Pacholder Associates, Inc. since 1986 as Managing Director and General Counsel. He currently serves on the Board of Directors for LaBarge, Inc. and Harvard Industries, Inc. Mr. Shanahan serves on the Allis-Chalmers' Board on behalf of the PBGC.

     David A. Groshoff, age 29, a director since October 1999. Mr. Groshoff has been employed by Pacholder Associates, Inc. since September 1997 and currently serves as Assistant Vice President and Assistant General Counsel. Between 1995 - 1997, Mr. Groshoff was an associate at Katz Management Group, a Cincinnati-based professional athlete representation firm, as well as a law clerk for Richard L. Katz Co., L.P.A., Brian M. Goldberg, Moskowitz & Moskowitz, and the firm of Smith & Colner. Mr. Groshoff serves on the Board on behalf of the PBGC.

     Dr. Richard Lichtenstein, age 53, a director since October 1999. Dr. Lichtenstein is an Associate Professor of Health Management and Policy at the University of Michigan School of Public Health, where he has been employed since 1971. He is not a director of any other publicly held companies.

     Robert E. Nederlander, age 67, a director since May 1989. Mr. Nederlander served as Chairman of the Board of Allis-Chalmers Corporation from May 1989 to 1993, and from 1993 to 1996 as Vice Chairman. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. since April 1988 and was Riddell Sports Inc.'s Chief Executive Officer from April 1988 through March 1993. From February 1992 until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. Since November 1981, Mr. Nederlander has been President and/or a director of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of legitimate theaters. Since December 1998, Mr. Nederlander is co-managing member of the Nederlander Company LLC, operator of legitimate theaters in various cities outside New York. Mr. Nederlander served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and he has been a limited partner since 1973. Since July 1995, Mr. Nederlander serves on the Board of Directors of Cendant Corporation, formerly Hospitality Franchise Systems, Inc. (HFS). Mr. Nederlander is Chairman of the Board and Chief Executive Office of MEGO Financial Corporation since January 1988, and served as a director of MEGO Mortgage Corp. from September 1996 until June 1998. Since October 1985, Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. In October 1996, Mr. Nederlander became a director of News Communications Inc., a publisher of community oriented free circulation newspapers.

     Alexander P. Sammarco, age 29, a director since October 1999, resigned effective February 20, 2001. Mr. Samarco had been employed by Pacholder Associates, Inc. since 1996 and served on the Board on behalf of the PBGC. As of this date, his replacement has not been elected by the Board.

     Allan R. Tessler, age 64, a director since September 1992. Mr. Tessler served as Chairman of the Board and Chief Executive Officer of the Company from November 1993 until January 1996. Mr. Tessler is Chairman of the Board and Chief Executive Officer of International Financial Group, Inc. since 1987; and director of Data Broadcasting Corporation since June 1992. Mr. Tessler is also Chairman of the Board of Enhance Financial Services Group, Inc., Chairman of the Board and Chief Executive Office of JNET Enterprises, Inc., Chairman of the Board of Interworld Corporation, and director of The Limited, Inc.

     Leonard Toboroff, age 68, a director since May 1989. Mr. Toboroff has been a Vice Chairman of the Board and an Executive Vice President of the Company since May 1989; a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present; a practicing attorney continuously since 1961 to the present; a director since August 1987 and former Chairman and Chief Executive Officer from December 1987 to May 1988 of Ameriscribe; and formerly a director, Chairman and Chief Executive Officer from May 1982 through June 1982 and Vice Chairman June 1982 through September 1988 of American Bakeries Company. Mr. Toboroff is also a director of Banner Aerospace, Inc., Saratoga Beverage, Inc. and H-Rise Recycling Corp.

(b)  Identification of Executive Officers

     Name, Age as of March 1,
        2001, and Position                          Business Experience
     --------------------------------------------------------------------------

     Leonard Toboroff, 68,                See Item 10, subsection (a) above.
     Vice Chairman of the Board
     and Executive Vice
     President

     John T. Grigsby, Jr., 60,            Vice Chairman of the Board of the
     Executive Vice President and         Company from May 1989 until October
     Chief Financial Officer              1999, an Executive Vice President
                                          since October 1989 and Chief Financial
                                          Officer since January 1996, having
                                          previously served since December 1988
                                          as the Company's Chairman and Chief
                                          Executive Officer. Prior to that time
                                          and since July 1987, Mr. Grigsby was
                                          employed by the Company as Managing
                                          Director, Restructure Project.

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

     James J. Dietrich, 58,               Mr. Dietrich commenced his employment
     Vice President & General Manager     with Allis-Chalmers in 1976 and
                                          ultimately was responsible for
                                          management of both the Engine and
                                          Industrial Truck divisions. He
                                          continuously has served under John T.
                                          Grigsby during both the
                                          reorganization project and the A-C
                                          Reorganization Trust of which he is
                                          the Vice President and General
                                          Manager. Currently, he is the
                                          President of Houston Dynamic Service,
                                          Inc. and has been responsible for
                                          it's operations since 1996.

     Jeffrey I. Lehman, 51,               Mr. Lehman commenced his employment
     Treasurer                            with Allis-Chalmers and was elected to
                                          his current position in February
                                          1996. Since 1991, Mr. Lehman has been
                                          employed by the A-C Reorganization
                                          Trust during winddown and liquidation
                                          of their affairs. He has also
                                          provided financial consultation since
                                          1985.

(c)  Identification of Certain Significant Employees

     None

(d)  Family Relationships

     None

(e)  Business Experience

     See this Item 10, subsections (a) and (b) above.

(f)  Involvement in Certain Legal Proceedings

     None

(g)  Promoters and Control Persons

     Not applicable


             Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as beneficial owners of 10% or more of the Company's Common Stock, to file reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company and by individual directors, executive officers and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2000 all its directors, executive officers and beneficial owners of 10% or more of its Common Stock complied with the Section 16(a) filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

EXECUTIVE COMPENSATION

No executive officer earned in excess of $100,000 in 2000.


LONG-TERM STOCK INCENTIVE PLAN

The Company's Long-Term Stock Incentive Plan (1989), adopted by the shareholders at the 1989 shareholders meeting, provides for grants to officers and key employees of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units and other stock- based awards. The maximum number of shares which may be granted with respect to stock- based awards is 50,000. Options to purchase shares may be granted at prices equal to not less than the fair market value at the date of grant, except that options to purchase up to 13,333 shares may be granted at a price which is not less than the fair market value on October 25, 1989, the date on which the Stock Incentive Plan was approved by shareholders. Options are exercisable within a period not to exceed 10 years from date of grant. The Plan also provides for the discretionary grant of stock appreciation rights which allow the holder to receive in cash or shares of common stock the difference between the exercise price and the fair market value of the stock at the date of exercise. No stock options or stock appreciation rights have been granted to date under this plan.

The Company's Board of Directors granted 24,000 stock options during 2000 which are not subject to this plan.

RETIREMENT PLAN

The Consolidated Plan covered 4 active employees at the beginning of 2000. The Consolidated Plan is a tax qualified defined benefit pension plan. Effective March 31, 1987, the Consolidated Plan was capped and frozen, without further increase in benefits provided by the Company after that date.

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

COMPENSATION OF DIRECTORS

On March 31, 1999, the Company's Board of Directors decided to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer. The notes bear interest, payable in-kind, at the rate of five percent (5%) and are due March 28, 2005, however, may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

In addition, the Board granted options to purchase 2,000 shares of the Company's common stock to the seven directors and an option to purchase 10,000 shares to Mr. Grigsby. The option price was determined to be $2.75 per share. The options vested immediately and may be exercised any time prior to March 28, 2010.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     The following table lists the beneficial ownership with respect to all persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 1, 2001.

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

(b)  Security Ownership of Management

     The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 1, 2001 by directors, the former Chief Executive Officer (the only "named executive officer" of the Company) and all directors and executive officers as a group. Except as otherwise noted in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.

                                                 Amount and Nature   Percent of
             Name                                  of Ownership         Class
             ----                                -----------------   -----------

     James P. Shanahan, Jr. (1)                             0            *
     David A. Groshoff (1)                                  0            *
     Dr. Richard Lichtenstein                               0            *
     H. Sean Mathis                                         0            *
     Robert E. Nederlander (2)                        407,251          25.6%
     Alexander P. Sammarco (1)                              0            *
     Allan R. Tessler                                       0            *
     Leonard Toboroff (2)                             407,251          25.6%

     All directors and
     officers as a group
     (ten persons)                                    416,786          26.2%

     *less than 1%

     (1) Even though Messrs. Shanahan, Groshoff and Sammarco were appointed to the Board by the PBGC under the PBGC Agreement, they do not beneficially own the 585,100 shares of the Company's Common Stock owned by the PBGC.

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

(c)  Changes in Control

     None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

(a)  Transactions with Management and Others

     None

(b)  Certain Business Relationships

     None

(c)  Indebtedness of Management

     None

(d)  Transactions with Promoters

     Not applicable

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.
-------------------------------------------------


(a)  List of Documents Filed. The Index to Financial Statements and Financial
     Schedule is included on page 15 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(b) Reports on Form 8-K. There were no Reports on Form 8-K filed in the fourth quarter of 2000.

(c)  Exhibits:

     2 .1. First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

     3.1. Amended and Restated Certificate of Incorporation of Allis- Chalmers Corporation (incorporated by reference to the Company's Report on Form 8-A dated August 12, 1992).

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

     10.11. Agreement dated as of March 31, 1999, by and between Allis- Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

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

     21.1. Subsidiaries of Allis-Chalmers Corporation.

            ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
              ----------------------------------------------------

                                   (thousands)

                               Balance at                                                   Balance
   Year Ended                   Beginning                                                  at Close
December 31, 1998              of Period            Additions           Deductions        of Period
-----------------             -----------           ---------           ----------        ---------

Doubtful receivables       $           36      $           0       $           15       $        21
                           --------------      --------------      --------------       -----------


                               Balance at                                                   Balance
   Year Ended                   Beginning                                                  at Close
December 31, 1999              of Period            Additions           Deductions        of Period
-----------------             -----------           ---------           ----------        ---------

Doubtful receivables       $           21        $       102      $              1       $      122
                           --------------        ------------     ----------------       ----------



                               Balance at                                                   Balance
   Year Ended                   Beginning                                                  at Close
December 31, 2000              of Period            Additions           Deductions        of Period
-----------------             -----------           ---------           ----------        ---------

Doubtful receivables        $         122      $            0       $          102      $        20
                            -------------      --------------       --------------      -----------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Allis-Chalmers Corporation



                                      /s/John T. Grigsby, Jr.
                                      ----------------------------------------
                                      John T. Grigsby, Jr.
                                      Executive Vice President and Chief
                                      Financial Officer
                                      Date:  March 29, 2001


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.



/s/James P. Shanahan, Jr.                     /s/Alexander P. Sammarco
-------------------------------------         ----------------------------------
James P. Shanahan, Jr., Director              Alexander P. Sammarco, Director




/s/ David A. Groshoff                         /s/Allan R. Tessler
-------------------------------------         ----------------------------------
David A. Groshoff, Director                   Allan R. Tessler, Director




/s/Dr. Richard Lichtenstein                   /s/Leonard Toboroff
-------------------------------------         ----------------------------------
Dr. Richard Lichtenstein, Director            Leonard Toboroff, Director



/s/Robert E. Nederlander
-------------------------------------
Robert E. Nederlander, Director

                                  EXHIBIT INDEX
                                  -------------

         Exhibit No.                 Description
         -----------                 -----------

          21.1             Subsidiaries of Allis-Chalmers Corporation