Form 10-Q
period 2001-03-31
ALLIS CHALMERS CORP
filed 2001-05-15
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 1 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM _______________ TO _______________

     Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     39-0126090
-----------------------------------------               ------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

       4180 Cherokee Drive
       Brookfield, Wisconsin                                  53045
-----------------------------------------               ------------------
 (Address of principal executive offices)                  (Zip code)


                                 (262) 781-7155
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

At May 7, 2001 were 1,588,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF OPERATIONS
-----------------------


                                                      Three Months Ended
                                                           March 31
                                                -----------------------------
                                                   2001                2000
                                                -----------       -----------
                                                 (thousands, except per share)

Sales                                           $     1,337       $       824
Cost of sales                                           853               629
                                                -----------       -----------
    Gross Margin                                        484               195

Marketing and administrative expense                    391               295
                                                -----------       -----------

    Income (Loss) from Operations                        93              (100)
                                                -----------       -----------
Other income (expense)
   Interest income                                        0                 2
   Interest expense                                      (8)               (6)
  Other                                                   0                 0
                                                -----------       -----------

    Net Income (Loss)                           $        85       $      (104)
                                                ===========       ===========

    Net Income (Loss) per Common Share          $       .05       $      (.07)
                                                ===========       ===========


                        STATEMENT OF ACCUMULATED DEFICIT

       Three Months Ended March 31                  2001              2000
       ---------------------------              -----------       -----------
                                                         (thousands)

Accumulated deficit - beginning of year         $   (75,975)      $   (75,786)
Net income (loss)                                        85              (104)
                                                -----------       -----------
Accumulated deficit - March 31                  $   (75,890)      $   (75,890)
                                                ===========       ===========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF FINANCIAL CONDITION
--------------------------------
                                                  March 31,       December 31,
                                                   2001              2000
                                                -----------       -----------
                                                         (thousands)
Assets

Cash and cash equivalents                       $       192       $       358
Trade receivables, net                                  883               549
Inventories, net                                        192               122
Other current assets                                     29                44
                                                -----------       -----------

       Total Current Assets                           1,296             1,073

Net property, plant and equipment                     1,018             1,055
                                                -----------       -----------

       Total Assets                             $     2,314       $     2,128
                                                ===========       ===========


Liabilities and Shareholders' Deficit

Current maturities of long-term debt            $       195       $       212
Trade accounts payable                                  283               208
Accrued employee benefits                               199               143
Accrued pension liability                            66,877            66,877
Other current liabilities                                97               106
                                                -----------       -----------

       Total Current Liabilities                     67,651            67,546

Accrued postretirement benefit obligations              881               889
Long-term debt                                          341               337

Shareholders' deficit
  Common stock, ($.15 par value, authorized
   2,000,000 shares, outstanding 1,588,128
   at March 31, 2001 and December 31, 2000)             238               238
  Capital in excess of par value                      9,093             9,093
  Accumulated deficit (accumulated deficit of
   $424,208 eliminated on December 2, 1988)         (75,890)          (75,975)
                                                -----------       -----------

       Total Shareholders' Deficit                  (66,559)          (66,644)
                                                -----------       -----------


       Total Liabilities and Shareholders'
        Deficit                                 $     2,314       $     2,128
                                                ===========       ===========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS
-----------------------

                                                                        Three Months Ended
                                                                             March 31
                                                                  ------------------------------
                                                                      2001              2000
                                                                  -----------        -----------
                                                                             (thousands)
Cash flows from operating activities:
  Net income (loss)                                               $        85        $      (104)
  Adjustments to reconcile net loss to net cash
    (used) provided by operating activities:
      Depreciation and amortization                                        42                 41
      Change in working capital:
        (Increase) decrease in receivables, net                          (334)                36
        Increase in inventories                                           (70)               (27)
        Increase (decrease) in trade accounts payable                      75               (254)
        Increase in other current items                                    45                 51
      Other                                                                (8)                 3
                                                                  -----------        -----------

        Net cash (used) provided by operating activities                 (165)              (254)

Cash flows from investing activities:
  Capital expenditures                                                     (5)                 0

Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                              4                  0
  Payment of long-term debt                                                 0                (17)
                                                                  -----------        -----------

        Net cash (used) provided by financing activities                    4                (17)
                                                                  -----------        -----------

Net (decrease) in cash and cash equivalents                              (166)              (271)

Cash and cash equivalents at beginning of period                          358                501
                                                                  -----------        -----------

Cash and cash equivalents at end of period                        $       192        $       230
                                                                  ===========        ===========

Supplemental information - interest paid                          $         8        $         6
                                                                  ===========        ===========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

NOTE 2 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan"). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of the Company's retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, the Company made a required cash contribution to the Consolidated Plan in the amount of $205,000. The Company did not, however, have the financial resources to make the other required payments during 1996 and 1997. Given the inability of the Company to fund such obligations with its current financial resources, in February 1997, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") for a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

Upon termination of the Consolidated Plan, the Company and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan's unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also had liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan's accumulated funding deficiencies. The PBGC estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the "PBGC Liability") total approximately $67.9 million. Effective March 31, 1999, the Company issued 585,100 shares to the PBGC reducing the pension liability by the estimated fair market value of the shares to $66.9 million.

In September 1997, the Company and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability which required, among other things, satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under Section 4971 of the Internal Revenue Code of 1986, as amended ("Code"). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10% on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan. Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100% of such accumulated funding deficiency if the deficiency is not "corrected" within a specified period. Liability for the taxes imposed under section 4971 extends, jointly and severally, to the Company and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code section 4971(a) of approximately $900,000.

On July 16, 1998, the Company and the Internal Revenue Service ("IRS") reached an agreement in principal to settle the Company's tax liability under Code
Section 4971 for $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998.

In June 1999, but effective as of March 31, 1999, the Company and the PBGC entered into an agreement for the settlement of the PBGC Liability (the "PBGC Agreement"). Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, the Company reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the PBGC Agreement, the Company was required to and has (i) decreased the size of the Board of Directors of the Company (the "Board") to seven members; (ii) caused a sufficient number of then current directors of the Company to resign from the Board and all committees thereof; and (iii) caused three designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws ("By-laws") to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as defined below). During the term of the PBGC Agreement, the Company agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Amended and Restated Certificate of Incorporation ("Certificate") or By-laws.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million ("Release Event"). If the 585,100 shares are disposed of by the PBGC prior to a Release Event and the final satisfaction and discharge of the PBGC liability, then the liability will be accreted by the estimated fair market value, $1,024,000, of the shares issued to the PBGC. The merger with OilQuip Rentals, Inc. (the "Merger") on May 9, 2001 (as described in the current Report on Form 8-K dated May, 2001) constituted a Release Event, which satisfied and discharged the PBGC Liability.

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999 were also entered into: (i) a Registration Rights Agreement between the Company and PBGC (the "Registration Rights Agreement"); and (ii) a Lock-Up Agreement by and among the Company, the PBGC, AL-CH Company, L.P., a Delaware limited partnership ("AL-CH"), Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation (the "UAW Trust"), and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for Non-UAW Retired Employees of Allis-Chalmers Corporation (the "Non-UAW Trust") (the "Lock-Up Agreement").

The Registration Rights Agreement grants each holder of Registrable Shares (defined in the Registration Rights Agreement to basically mean the shares of common stock issued to the PBGC under the PBGC Agreement) the right to have their shares registered pursuant to the Securities Act of 1933, as amended, on demand or incidental to a registration statement being filed by the Company. In order to demand registration of Registrable Shares, a request for registration by holders of not less than 20% of the Registrable Shares is necessary. The Company may deny a request for registration of such shares if the Company contemplates filing a registration statement within 90 days of receipt of notice from the holders. The Registration Rights Agreement also contains provisions that allow the Company to postpone the filing of any registration statement for up to 180 days. The Registration Rights Agreement contains indemnification language similar to that usually contained in agreements of this kind. In connection with the Merger, the PBGC agreed to waive certain rights to have its shares registered on Registration Statements on Forms S-1 and S-2 for a twelve
(12) month period after the Merger.

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

During the term of the Lock-Up Agreement, each party to the agreement further agreed not to vote its shares of Company stock or take any other action to amend the Company's Certificate or By-laws in a manner that is inconsistent with, or in breach of, the PBGC Agreement. Each party further agreed that it will vote all of its shares (i) in favor of certain specified amendments to the Company's Certificate, (ii) for the election of the persons designated by the PBGC (each, a PBGC Director) to serve on the Board and (iii) in favor of the election of Company directors who are committed to cause, and who do cause, one PBGC Director to be appointed to the Nominating Committee of the Board and one PBGC Director to be appointed as the Chairman of the Compensation Committee of the Board. In connection with the Merger, the Lock-Up Agreement was terminated in its entirety.

The acquisition environment has been unfavorable since the Investor's 1989 cash contribution to the Company and remained very difficult for the Company during 2001. The problems continued to include the Company's lack of cash for investment, limited availability of debt financing for acquisitions and the financial exposure associated with the Consolidated Plan. The Merger provides additional cash for investment, additional debt financing availability and has expunged the PBGC Liability.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

Results of Operations

Results of operations for 2001 and 2000 reflect the business operations of the Company's sole operating subsidiary of Houston Dynamic Service, Inc. ("HDS"): machinery repair and service business and does not include the operations of OilQuip Rentals, Inc. acquired by merger on May 9, 2001.

Sales in the first quarter of 2001 totaled $1,337,000 a significant increase from $824,000 in the first quarter of 2000. Two major jobs from regular customers accounted for the majority of the increase.

Gross margin, as a percentage of sales, was 36% in the first quarter of 2001 an increase from 23.7% in 2000 due to the type of work performed, better pricing, and continued cost reduction efforts.

Marketing and administrative expense was $391,000 in the first quarter of 2001 compared with $390,000 in the prior year. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net profit of $85,000, or $.05 per common share, in the first quarter of 2001 compared with a net loss of $104,000, or $.07 per common share, in the same period of 2000.

Financial Condition and Liquidity

Cash and cash equivalents totaled $192,000 at March 31, 2001, a decrease from $358,000 at December 31, 2000 mainly due to increased receivables resulting from our significant sales increase.

Net trade receivables at March 31, 2001 were $883,000, reflecting an increase from the December 31, 2000 level of $549,000. This increase was in line with the significant increase in sales as well as being partially due to the timing of the jobs.

Inventory at March 31, 2001 was $192,000, an increase from $122,000 at year end 2000.

Net property, plant and equipment was $1,018,000 at March 31, 2001, a decrease from $1,055,000 at year end 2000. There were no significant purchases of capital items in the year 2001.

Trade accounts payable at March 31, 2001 were $283,000, an increase from $208,000 at December 31, 2000.

Other current liabilities were $97,000 at March 31, 2001, no significant change from $106,000 at December 31, 2000.

Long term debt was $341,000 at March 31, 2001, an increase from $337,000 at December 31, 2000 due to interest on the debt discussed below. This debt resulted from the Board's decision to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005, however, may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

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

For a discussion of the Consolidated Plan, the PBGC Liability, the PBGC Agreement, the Lock-Up Agreement, the Registration Rights Agreement and the Merger, see Note 2 to the Financial Statements above.

The Environmental Protection Agency ("EPA") and certain state environmental protection agencies have requested information in connection with several potential hazardous waste disposal sites in which products manufactured by the Company before consummation of the Plan of Reorganization were disposed. The EPA has claimed that the Company is liable for cleanup costs associated with several additional sites. In addition, certain third parties have asserted that the Company is liable for cleanup costs or associated EPA fines in connection with additional sites. In each instance the environmental claims asserted against the Company involve its prebankruptcy operations. Accordingly, the Company has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. No environmental claims have been asserted against the Company involving its postbankruptcy operations.

With the Merger, the A-C Reorganization Trust confirmed its responsibility with respect to administering pre-bankruptcy environmental matters.

The Company's principal sources of cash in the first quarter include earnings from the operations of HDS. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and the Company will continue to use cash generated by operations to fund such expenses.

Following the OilQuip merger on May 9, 2001, the Company has announced its intent to investigate acquisition opportunities in the natural gas exploration and drilling industry and intends to use HDS as a centralized fabrication and machining facility for its operations. Except to the extent the Company is able to consummate acquisitions using its stock as consideration, additional funds will be required to consummate any acquisition. The Company's principal source of funds has been from the operations of HDS. As a result of the OilQuip merger on May 9, 2001, the Company will also have funds from the operations of OilQuip to the extent OilQuip generates cashflow, and may have the ability to raise additional funds. However, to date, management has not determined the impact of the merger on its ability to obtain additional funds, and there can be no assurance that any such additional funds will be available.


PART II.  OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits: None.

(b) Reports on Form 8-K: No report on Form 8-K was filed during the first quarter of 2001. A report on Form 8-K was filed on May 15, 2001, reporting the Merger.

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

                                        Allis-Chalmers Corporation
                                        --------------------------
                                             (Registrant)


                                        /s/ John T. Grigsby, Jr.
                                        --------------------------------------
                                        John T. Grigsby, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer

May 15, 2001