Form 10-Q
period 2001-06-30
ALLIS CHALMERS CORP
filed 2001-08-14
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

         (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                    PERIOD   FROM _______________ TO _______________

              Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   39-0126090
    -------------------------------                     ----------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                        8150 Lawndale, Houston, TX 77012
           4180 Cherokee Drive, Brookfield, WI 53045 (Former address)
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (713) 928-6200
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At August 3, 2001 were 1,988,128 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF OPERATIONS

                                                                 Three Months Ended           Six Months Ended
                                                                       June 30                     June 30
                                                             ------------------------     --------------------------
                                                                2001          2000           2001          2000
                                                             ----------    ----------     ---------     -----------
                                                                           (thousands, except per share)

Sales                                                       $     2,001    $        0     $    2,607   $         0
Cost of sales                                                     1,412             0          1,881             0
                                                            -----------    ----------     ----------   -----------

    Gross Margin                                                    589             0            726             0

Marketing and administrative expense                                631           111            918           172
                                                            -----------    ----------     ----------   -----------

    Income/(Loss) from Operations                                   (42)         (111)          (192)         (172)

Other income (expense)
    Interest income                                                   1             0              1             0
    Interest expense                                               (258)            0           (352)            0
    Other                                                            28             0              2             0
                                                            -----------    ----------     ----------   -----------


    Net Income/(Loss)                                       $      (271)   $     (111)    $     (541)  $      (172)
                                                            ===========    ==========     ==========   ===========

    Net Income/(Loss) per Common Share                      $      (.23)   $  (111.00)    $     (.92)  $   (172.00)
                                                            ===========    ==========     ==========   ===========




This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF FINANCIAL CONDITION

                                                                                June 30,          December 31,
                                                                                 2001                 2000
                                                                              -----------         ------------
                                                                                           (thousands)

Assets
------
Cash and cash equivalents                                                     $       228          $         4
Trade receivables, net                                                              1,616                    -
Inventories, net                                                                       80                    -
Common stock subscribed                                                                 -                1,838
Due from related party                                                                 80                  104
Other current assets                                                                  823                   20
                                                                              -----------          -----------

       Total Current Assets                                                         2,827                1,966

Net property, plant and equipment                                                   8,289                    -
                                                                              -----------          -----------
Goodwill and other intangibles, net                                                 4,329                    -
Other assets                                                                            -                  394
                                                                              -----------          -----------

       Total Assets                                                           $    15,445          $     2,360
                                                                              ===========          ===========

Liabilities and Shareholders' Equity
------------------------------------
Current maturities of long-term debt                                          $     1,094          $         -
Trade accounts payable                                                                435                   12
Accrued employee benefits                                                             440                    -
Other current liabilities                                                             374                    -
                                                                              -----------          -----------

       Total Current Liabilities                                                    2,343                   12

Accrued postretirement benefit obligations                                            875                    -
Long-term debt                                                                      7,441                    -

Shareholders' equity  (See Note 6)
   Common stock ($.15 par value at June 30, 2001;
     $.01 par value at December 31, 2000, authorized
     2,000,000 shares, outstanding 1,988,128
     at June 30, 2001; and 9,875 shares at December 31, 2000)                         298                    -
   Capital in excess of par value                                                   5,656                2,975
   Accumulated deficit                                                             (1,168)                (627)
                                                                              -----------          -----------

       Total Shareholders' Equity                                                   4,786                2,348
                                                                              -----------          -----------

       Total Liabilities and Shareholders' Equity                             $    15,445          $     2,360
                                                                              ===========          ===========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30
                                                                                ----------------------------
                                                                                    2001             2000
                                                                                -----------       ----------
                                                                                         thousands
Cash flows from operating activities:
   Net loss                                                                     $    (541)     $     (172)
   Adjustments to reconcile net loss to net cash
     (used) by operating activities:

      Depreciation and amortization                                                   322               -
      Changes in operating assets and liabilities:
        Trade receivables, net                                                       (604)              -
        Inventories                                                                    17               -
        Trade accounts payable                                                        471               -
        Other current items                                                          (495)            249
        Other                                                                          (6)              -
                                                                                ---------      ----------

        Net cash provided (used) by operating activities                             (836)             77

Cash flows from investing activities:

    Acquisitions, net of cash acquired                                             (9,730)           (310)
    Capital expenditures                                                             (141)              -
    Proceeds from sale of equipment                                                 3,549               -
                                                                                ---------      ----------

        Net cash (used) by investing activities                                    (6,322)           (310)

Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                        5,866              -
    Proceeds from issuance of common stock                                          1,838             250
    Debt issuance costs                                                              (190)              -
    Payments of long-term debt                                                       (132)              -
                                                                                ---------      ----------

        Net cash provided by financing activities                                   7,382             250
                                                                                ---------      ----------

Net increase in cash and cash equivalents                                             224              17

Cash and cash equivalents at beginning of period                                        4               -
                                                                                ---------      ----------

Cash and cash equivalents at end of period                                      $     228      $       17
                                                                                =========      ==========

Supplemental information - interest paid                                        $     258      $        -
                                                                                =========      ==========

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

Non-cash investing and financing transactions in connection with the acquisition of Mountain Air assets:

                  Fair value of net assets acquired              $ (9,970)
                  Goodwill and other intangibles                   (2,656)
                  Note payable to prior owner                       2,200
                  Other adjustments                                   579
                                                                 --------

                  Net cash paid to acquire subsidiary            $ (9,847)
                                                                 --------

Non-cash investing transactions in connection with the merger of Allis-Chalmers and OilQuip Rentals, Inc.:

                  Value of common stock exchanged                   2,779
                  Fair value of net assets, less cash received     (1,102)
                  Goodwill and other intangibles                   (1,560)
                                                                 --------

                  Net cash received in acquisition                    117
                                                                 --------
                  Business acquisitions, net of cash received    $ (9,730)
                                                                 ========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Allis-Chalmers Corporation's ("Allis-Chalmers" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000, and the Current Reports on Forms 8-K and 8-K/A filed on May 15, 2001 and July 17, 2001, respectively.

On May 9, 2001, OilQuip Rentals, Inc., an oil and gas rental company ("OilQuip"), merged into a subsidiary of Allis-Chalmers. In the merger, all of OilQuip's outstanding common stock was converted into 400,000 shares of Allis-Chalmers' common stock and the right to receive the remaining 9,600,000 shares of Allis-Chalmers' common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation ("Certificate") to authorize the issuance of such shares.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. ("MCA"). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. As a result, the fixed assets, goodwill and other intangibles of Allis-Chalmers are increased by $2,515,000. Goodwill and other intangibles are being amortized over 10 years and the fixed assets are being depreciated over 10 years, except for a building which is being depreciated over 20 years.

OilQuip was incorporated on February 4, 2000 to find and acquire targets to operate as subsidiaries.

During the period February 4, 2000 (Inception) to February 6, 2001, OilQuip had been in the development stage. OilQuip's activities through February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets.

On February 6, 2001, OilQuip, through its subsidiary MCA, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("Mountain Air"), whose business consists of providing equipment and trained personnel in the four corner areas of the southwestern United States. MCA primarily provides compressed air equipment and trained operators to companies in the business of drilling for natural gas.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $4,100,000 and other intangible assets is $230,000. Amortization expense during the six-month period ended June 30, 2001 was $91,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

In June 1999, but effective as of March 31, 1999, the Company and the PBGC entered into an agreement for the settlement of the PBGC Liability (the "PBGC Agreement"). Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and the Company has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, the Company reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the PBGC Agreement, the Company was required to and has (i) decreased the size of the Board of Directors of the Company (the "Board") to seven members; (ii) caused a sufficient number of then current directors of the Company to resign from the Board and all committees thereof; and (iii) caused three designees of the PBGC, to be elected to the Board. The PBGC has caused the Company to amend its By-laws ("By-laws") to conform to the terms of the PBGC Agreement. Furthermore, the Company agreed to pay the PBGC's reasonable professional fees on the 90th day after a Release Event (as defined below). During the term of the PBGC Agreement, the Company agreed not to issue or agree to issue any common stock of the Company or any "common stock equivalent" for less than fair value (as determined by a majority of the Board). The Company also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Certificate or By-laws. In connection with the Merger, substantially all of the covenants set forth in the PBGC Agreement were terminated.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provides that the Company must either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million ("Release Event"). If the 585,100 shares are disposed of by the PBGC prior to a Release Event and the final satisfaction and discharge of the PBGC liability, then the liability will be accreted by the estimated fair market value, $1,024,000, of the shares issued to the PBGC. The merger with OilQuip (the "Merger") on May 9, 2001 (as described in Note 1) constituted a Release Event, which satisfied and discharged the PBGC Liability.

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

The acquisition environment has been unfavorable since a cash contribution was made to the Company in 1989 and remained very difficult for the Company during 2001. The problems continued to include the Company's lack of cash for investment, limited availability of debt financing for acquisitions and the financial exposure associated with the Consolidated Plan. The Merger provides additional cash for investment, additional debt financing availability and has expunged the PBGC Liability.

NOTE 3 - ACQUISITIONS

On January 25, 2001, OilQuip formed a subsidiary, MCA, a Texas corporation. On February 6, 2001, MCA acquired the business and certain assets of Mountain Air, a private company, for $10,000,000 (including a $200,000 deposit paid in 2000) in cash and a $2,200,000 promissory note to the sellers (with interest at 5 3/4 percent and principal and interest due February 6, 2006). The acquisition was accounted for using the purchase method of accounting. Goodwill of $2,656,000 was recorded with the acquisition.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted into 400,000 shares of Allis-Chalmers' common stock and the right to receive the remaining 9,600,000 shares of Allis-Chalmers' common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation to authorize the issuance of such shares. The acquisition was accounted for using the purchase method of accounting. Goodwill of $1,560,000 was recorded with the Merger.

NOTE 4  -  LEASE COMMITMENTS

On February 6, 2001, MCA, a subsidiary of OilQuip, completed the purchase of certain assets pursuant to an Asset Purchase Agreement with Mountain Air. A portion of the purchased equipment was sold to a leasing company. The leasing of the equipment is being accounted for as an operating lease. Lease payments totaling $3,480,000 will be made over a period of six years.

The Company rents office space on a five-year lease, which expires February 5, 2006. Rent expense for the second quarter of 2001 was $18,000. The Company has no further lease obligations.

NOTE 5 - LONG-TERM DEBT

Long-term debt is primarily a result of the cost of the acquisition of certain assets of Mountain Air.

     o A term loan in the amount of $3,550,000 at 8%, interest payable monthly, with quarterly principal payments of $147,916.67 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

     o A sellers note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

     o Subordinated debt in the amount of $2,000,000 at 12% interest payable quarterly commencing on April 1, 2001. The principal will be due upon on January 31, 2004.

In addition to the above acquisition debt, there is also debt resulting from the Board's decision to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer of the Company. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005; however, the notes may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

NOTE 6 - SHAREHOLDERS' EQUITY

The changes in shareholders' equity in 2001 were as follows:

         OilQuip Rentals, Inc. balance 12/31/00                 $2,348,000
         Fair Value of Warrants Issued in Conjunction
           with MCA Acquisition                                    200,000
         Allis-Chalmers - OilQuip Merger/Reorganization          2,779,000
         Retained Earnings Six Months ended June 30               (541,000)
                                                               -----------
           Total Shareholders' Equity                           $4,786,000

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The business combination was accounted for as a purchase. As a result, $2,779,000, the value of the Allis-Chalmers common stock outstanding at the date of acquisition, was added to shareholders' equity, which reflects the recapitalization of Allis-Chalmers and the reorganization of the combined company.

On May 31, 2001, the Board granted to Leonard Toboroff, a director of Allis-Chalmers, subject to shareholder approval of certain amendments to the Certificate, an option to purchase 500,000 shares of common stock at $0.50 per share. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the Merger, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Board was apprised of Mr. Toboroff's services to OilQuip prior to its approval of the Merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

On May 9, 2001, OilQuip Rentals, Inc., an oil and gas rental company ("OilQuip"), merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted into 400,000 shares of Allis-Chalmers' common stock and the right to receive the remaining 9,600,000 shares of Allis-Chalmers' common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation to authorize the issuance of such shares.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. As a result the fixed assets, and goodwill and other intangibles of Allis-Chalmers are increased by $2,515,000. Goodwill and other intangibles are being amortized over

10 years and the fixed assets are being depreciated over 10 years, except for the buildings which is being depreciated over 20 years.

Results of Operations

Results of operations for 2001 and 2000 reflect the business operations of OilQuip. The operations of Houston Dynamic Service, Inc., a Allis Chalmers subsidiary which is involved in the machinery repair and service business ("HDS"), is included from the date of the Merger on May 9, 2001.

During the period February 4, 2000 (Inception) to December 31, 2000, OilQuip was in the developmental stage. OilQuip's activities for 2000 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations for 2000 had no sales, cost of sales, or marketing and administrative expenses that would be reflective of the ongoing company.

Three months ended June 30, 2001:

Sales in the second quarter of 2001 totaled $2,001,000 in line with expectations. The reason for the increase from the prior year was the Merger in May 2001.

Pro forma sales in the second quarter of 2001 totaled $2,563,000 a significant decrease from $3,069,000 in the second quarter of 2000. Sales at HDS decreased to $1,222,000 compared with $1,598,000 in the prior year. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operating throughout the Gulf Coast. Sales at MCA decreased to $1,341,000 compared with $1,471,000 in the prior year due to difficulties experienced by MCA customers in obtaining drilling permits. The permitting process has now returned to a normal schedule.

Gross margin, as a percentage of sales, was 29.4% in the second quarter of 2001.

Marketing and administrative expense was $631,000 in the second quarter of 2001. The primary reason for the increase from the prior year was the Merger in May 2001. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $271,000, or $.23 per common share, in the second quarter of 2001 compared with a loss by OilQuip of $111,000, or $111.00 per common share, in the same period of 2000.

Six months ended June 30, 2001:

Sales in the first six months of 2001 totaled $2,607,000. The reason for the increase from the prior year was the Merger in May 2001.

Pro forma sales in the first half of 2001 totaled $4,999,000, a slight decrease from $5,208,000 in the first half of 2000. Sales at HDS increased to $2,559,000 compared with $2,422,000 in the prior year. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemical and petrochemical operating throughout the Gulf coasts. Sales at MCA decreased to $2,440,000 compared with $2,786,000 in the prior year due to difficulties experienced by MCA customers in obtaining drilling permits. The permitting process has now returned to a normal schedule.

Gross margin, as a percentage of sales, was 27.8% in the first half of 2001.

Pro forma gross margin, as a percentage of sales was 29.4% in the first half of 2001. Additional sales offset the additional cost of depreciation and equipment lease to improve the margin results from actual.

Marketing and administrative expense was $918,000 in the first half of 2001 compared with $172,000 in the prior year. Amortization expense was $90,000 as a result of OilQuip's acquisition of MCA and the merger between Allis-Chalmers and OilQuip. The primary reason for the increase from the prior year was the Merger in May 2001. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

Pro forma marketing and expense was $1,728,000 in the first half of 2001. Amortization expense was $160,000 as a result of OilQuip's acquisition of MCA and the Merger. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $541,000, or $.92 per common share, in the first half of 2001 compared with a loss by OilQuip of $172,000, or $72.00 per common share, in the same period of 2000.

The Company incurred a pro forma net loss of $704,000, or $.06 per common share, for the six months ended June 30, 2001.

Financial Condition and Liquidity

Cash and cash equivalents totaled $228,000 at June 30, 2001, an increase from $4,000 for OilQuip at December 31, 2000 mainly due to the merger and the acquisition of MCA.

Other current assets include a lease deposit in the amount of $701,000, a result of the sale/leaseback to help finance MCA's acquisition of certain assets of Mountain Air.

Net trade receivables at June 30, 2001 were $1,616,000. This increased significantly from the December 31, 2000 balance for OilQuip due to the acquisition of certain assets of Mountain Air and the Merger.

Inventory at June 30, 2001 was $80,000, consistent with HDS' normal inventory, which has always been minimal. MCA carries no inventory.

Net property, plant and equipment was $8,289,000 at June 30, 2001, as a result of the MCA acquisition of certain assets of Mountain Air and the Merger in May 2001. Included is $2.7 million of replacement parts for which no depreciation has been taken. When put into service, depreciation will be taken on these replacement parts. Minimal purchases were made after the acquisition and Merger.

Trade accounts payable at June 30, 2001 were $435,000. This increased significantly from the December 31, 2000 balance due to the acquisition of certain assets of Mountain Air and the Merger in May, 2001.

Other current liabilities, excluding the current portion of long term debt, were $815,000 consisting of taxes in the amount of $136,000, accrued salary and benefits in the amount of $441,000, and legal and professional expenses in the amount of $70,000. Included in salary and benefits is deferred compensation in the amount of $161,000 due the president of the Company. All of these balance sheet accounts increased significantly from December 31, 2000 balances for OilQuip due to the Merger in May 2001.

Long term debt was $7,441,000 at June 30, 2001. Long-term debt is primarily a result of the cost of the acquisition of certain assets of Mountain Air which was consummated in February 2001:

     o A term loan in the amount of $3,550,000 at 8%, interest payable monthly, with quarterly principal payments of $147,916.67 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

     o A sellers note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

     o Subordinated debt in the amount of $2,000,000 at 12% interest payable quarterly commencing on April 1, 2001. The principal will be due upon on January 31, 2004.

An addition to the above acquisition debt, there is also debt resulting from the Board's decision to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. The Company issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer of the Company. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005; however, the notes may be prepaid at any time at the discretion of the Company. In addition, the notes are canceled in the event of a subsequent bankruptcy of the Company.

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

The Company's principal sources of cash in the second quarter included earnings from the operations of HDS and MCA. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and the Company will continue to use cash generated by operations to fund such expenses.

Following the Merger on May 9, 2001, the Company has announced its intent to investigate acquisition opportunities in the natural gas exploration and drilling industry and intends to use HDS as a centralized fabrication and machining facility for its operations. Except to the extent the Company is able to consummate acquisitions using its stock as consideration, additional funds will be required to consummate any acquisitions. As a result of the Merger on May 9, 2001, the Company will also have funds from the operations of OilQuip to the extent OilQuip generates cash flow, and may have the ability to raise additional funds. However, to date, management has not determined the impact of the Merger on its ability to obtain additional funds, and there can be no assurance that any such additional funds will be available.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None.

(b) Reports on Form 8-K: A report on Form 8-K was filed on May 15, 2001, reporting the Merger. On July 17, 2001, the Company filed an amendment to the 8-K to include financial statements and pro forma statements relating to the Merger.

                           UNAUDITED SUMMARY PRO FORMA

                    COMBINED CONDENSED FINANCIAL INFORMATION

The accompanying pro forma consolidated financial statements present the historical financial information of Allis-Chalmers, as adjusted for the merger with OilQuip, pursuant to the merger agreement. OilQuip was formed in February 2000 to fund and acquire targets to operate as subsidiaries. In February 2001, OilQuip, through its subsidiary MCA, acquired the assets of Mountain Air, and OilQuip is currently a holding company for MCA. The operations of Allis-Chalmers' wholly-owned subsidiary HDS and OilQuip's wholly-owned subsidiary MCA comprise the continuing operations of Allis-Chalmers.

Our summary unaudited pro forma combined condensed financial information has been derived from the audited and unaudited financial statements of the entities being combined. This data is not necessarily indicative of the combined results of operations or financial position that would have occurred if the merger had occurred at the beginning of each period presented or on the dates indicated, nor is it necessarily indicative of our future operating results or financial position. The data set forth below should be read in conjunction with our (audited) financial statements (and unaudited interim financial statements), including the notes thereto.

The accompanying pro forma consolidated statement of operations for the six months ended June 30, 2001 and 2000 combines the historical financial information of OilQuip for the six months ended June 30, 2001 and 2000 with the historical financial information of Allis-Chalmers for the period of January 1, 2001 through May 9, 2001, and the six-month period ended June 30, 2000, and Mountain Air for the period of January 1, 2001 through February 7, 2001, and the six-month period ended June 30, 2000, as if the acquisition had occurred at January 1, 2000 and January 1, 2000, respectively.

                   ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
        UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                               AS OF JUNE 30, 2001
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                          PRO FORMA             PRO FORMA
                              ALLIS-CHALMERS         OILQUIP       MOUNTAIN AIR          ADJUSTMENTS              TOTAL
                              --------------         -------       ------------          -----------              -----
Sales                           $    2,559        $      1,947    $          493        $          -          $       4,999
Cost of Sales                        1,790               1,374               214                  150(3,4)            3,528
                                ----------        ------------    --------------        -------------         -------------
Gross Profit                           769                 573               279                 (150)                1,471
Marketing and
Administrative Expense                 833                 660               165                   70(2,5)            1,728
                                ----------       -------------    --------------        -------------        --------------

Income (Loss) from
Operations                             (64)                (87)              114                 (220)(2,3,4,5)        (257)

Other Income (Expense)
   Interest Income                       3                   1                 -                    -                     4
   Interest Expense                    (19)               (347)                -                  (87)(6)              (453)
   Other                            66,876(1)                2                 -              (66,876)(1)                 2
                                ----------        -------------   --------------        -------------         -------------
Net Income/(Loss)               $   66,796        $       (431)   $          114        $     (67,183)         $       (704)
                                ==========        =============   ==============        =============          ============
Basic and Diluted Income
(Loss) per Share                                                                                               $       (.06)
                                                                                                               ============
Outstanding:                                                                                                     11,588,128
                                                                                                               ============

                   ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
        UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                               AS OF JUNE 30, 2000
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
                                                                                          PRO FORMA             PRO FORMA
                              ALLIS-CHALMERS         OILQUIP       MOUNTAIN AIR          ADJUSTMENTS              TOTAL
                             ----------------   ---------------  ----------------      ---------------        -------------
Sales                           $    2,422        $          -    $        2,786        $          -          $       5,208
Cost of Sales                        1,716                   -             1,137                  645(3,4)            3,498
                                ----------        ------------    --------------        -------------         -------------
Gross Profit                           706                   -             1,649                 (645)                1,710

Marketing and
Administrative Expense                 779                 172               379                  155(2,5)            1,485
                                ----------       -------------    --------------        -------------        --------------

Income (Loss) from
Operations                             (73)               (172)            1,270                 (800)(2,3,4,5)         225

Other Income (Expense)
   Interest Income                       2                   -                 8                    -                    10
   Interest Expense                    (15)                  -                 -                 (434)(6)              (449)
   Other                                 -                   -                 7                    -                     7
                                ----------        -------------   --------------        -------------         -------------
Net Income/(Loss)               $      (86)       $       (172)   $        1,285        $      (1,234)         $       (207)
                                ==========        =============   ==============        =============          ============
Basic and Diluted Income
(Loss) per Share                                                                                               $       (.02)
                                                                                                               ============
Outstanding:                                                                                                     11,588,128
                                                                                                               ============

                   ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCAL STATEMENTS

Note 1 - Basis Of Presentation

The accompanying pro forma consolidated financial statements are presented to reflect the merger of OilQuip and Allis-Chalmers, accounted for as a reverse acquisition, with the pre-merger operation of Allis-Chalmers and OilQuip becoming the ongoing operations of the combined entities.

In February 2001, OilQuip, through its subsidiary MCA acquired the assets of Mountain Air. OilQuip is currently a holding company for MCA.

The accompanying pro forma consolidated statements of operations combines the historical operations of Allis-Chalmers, OilQuip and Mountain Air for the six months ended June 30, 2001 and the six months ended June 30, 2000 as if the acquisition had occurred at January 1, 2001 and January 1, 2000 of the period presented, respectively.

The accompanying pro forma results for the six months ended June 30, 2001 and 2000, respectively, are comparable.

Note 2 - Pro Forma Adjustment.

Certain assets of Mountain Air were acquired on February 7, 2001 by MCA, which is a subsidiary of OilQuip. Mountain Air's operational data is for the period January 1, 2001 through February 6, 2001. Pro forma adjustments for the following equipment lease expense, depreciation and amortization expense have been made for the period January 1 through February 6, 2001.

1. See Allis-Chalmers Note 2 - Post Retirement Obligation-Pension Plan. Pension liability discharge triggered by the Merger of Allis-Chalmers and OilQuip.

2. For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. As a result the fixed assets, and goodwill and other intangibles of Allis-Chalmers are increased by $2,515,000. Goodwill and other intangibles are being amortized over 10 years and the fixed assets are being depreciated over 10 years and the building over 20 years.

3. The equipment lease expense of certain assets acquired in the sale of Mountain Air, which became part of a sale/leaseback to help finance the acquisition.

4. Additional depreciation expense on assets acquired and adjusted to fair value from the purchase of certain assets of Mountain Air and additional corporate administrative expenses.

5. Amortization expense for goodwill and other intangibles, net, as a result of the acquisition of certain assets of Mountain Air. Goodwill is being amortized over 20 years.

6. Interest costs as a result of the cost of the acquisition of certain assets of Mountain Air.

         o A term loan in the amount of $3,550,000 at 8%, interest payable monthly, with quarterly principal payments of $147,916.67 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2007.

         A sellers note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

         o Subordinated debt in the amount of $2,000,000 at 12% with interest payable monthly and principal due in 2004.

         o Deferred financing costs are being amortized over 6 years, the length of the term loan.

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

                                                 Allis-Chalmers Corporation
                                                 --------------------------
                                                         (Registrant)

                                                 /s/ John T. Grigsby, Jr.
                                                 ----------------------------
                                                 John T. Grigsby, Jr.
                                                 Executive Vice President and
                                                 Chief Financial Officer

August 14, 2001