Form 10-Q/A
period 2001-06-30
ALLIS CHALMERS CORP
filed 2001-09-26
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-Q/A

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

     Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        39-0126090
-----------------------------------------                 ---------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


                        8150 Lawndale, Houston, TX 77012
           4180 Cherokee Drive, Brookfield, WI 53045 (Former address)
              -----------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (713) 928-6200
              -----------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---

At September 25, 2001 were 1,988,128 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
        ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF OPERATIONS
-----------------------

                                                     Three Months Ended            Six Months Ended
                                                          June 30                       June 30
                                                 -------------------------     ------------------------
                                                     2001          2000           2001          2000
                                                 -----------    ----------     ----------   -----------
                                                             (thousands, except per share)
Sales                                            $     2,001    $        0     $    2,607   $         0
Cost of sales                                          1,412             0          1,881             0
                                                 -----------    ----------     ----------   -----------

    Gross Margin                                         589             0            726             0

Marketing and administrative expense                   1,131           111          1,418           172
                                                 -----------    ----------     ----------   -----------

    Income/(Loss) from Operations                       (542)         (111)          (692)         (172)

Other income (expense)
   Interest income                                         1             0              1             0
   Interest expense                                     (258)            0           (352)            0
   Other                                                  28             0              2             0
                                                 -----------    ----------     ----------   -----------

    Net Income/(Loss)                            $      (771)   $     (111)    $   (1,041)  $      (172)
                                                 ===========    ==========     ==========   ===========

    Net Income/(Loss) per Common Share           $      (.66)   $     (.28)    $    (1.77)  $      (.43)
                                                 ===========    ==========     ==========   ===========

    Weighted average shares outstanding            1,162,627       400,000        589,435       400,000
                                                 ===========    ==========     ==========   ===========
    Pro forma net income (loss) per
    common share                                 $      (.07)        $(.01)    $     (.10)  $      (.02)

    Pro forma weighted average number
    of common shares outstanding                  10,924,953    10,000,000     10,465,031    10,000,000
                                                 ===========    ==========     ==========   ===========


This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF FINANCIAL CONDITION
--------------------------------

                                                                      June 30,          December 31,
                                                                        2001                2000
                                                                   -----------          ------------
                                                                              (thousands)
Assets
------

Cash and cash equivalents                                          $       228          $         4
Trade receivables, net                                                   1,616                    -
Inventories, net                                                            80                    -
Common stock subscribed                                                      -                1,838
Due from related party                                                      80                  104
Other current assets                                                       823                   20
                                                                   -----------          -----------

       Total Current Assets                                              2,827                1,966

Net property, plant and equipment                                        8,289                    -
Goodwill and other intangibles, net                                      4,329                    -
Other assets                                                                 -                  394
                                                                   -----------          -----------

       Total Assets                                                $    15,445          $     2,360
                                                                   ===========          ===========
Liabilities and Shareholders' Equity
------------------------------------

Current maturities of long-term debt                               $     1,094          $         -
Trade accounts payable                                                     435                   12
Accrued employee benefits                                                  440                    -
Other current liabilities                                                  374                    -
                                                                   -----------          -----------

       Total Current Liabilities                                         2,343                   12

Accrued postretirement benefit obligations                                 875                    -
Long-term debt                                                           7,441                    -

Shareholders' equity (See Note 6)
  Common stock ($.15 par value; 1,988,128 actual and
  10,000,000 pro forma shares issued and
  outstanding at June 30, 2001, as restated
  for the re-capitalization on May 9, 2001,
  see note 6; and 400,000 actual and 10,000,000
  pro forma shares issued and outstanding at
  December 31, 2000)                                                       298                   60
  Capital in excess of par value                                         6,156                2,915
  Accumulated deficit                                                   (1,668)                (627)
                                                                   -----------          -----------

       Total Shareholders' Equity                                        4,786                2,348
                                                                   -----------          -----------

       Total Liabilities and Shareholders' Equity                  $    15,445          $     2,360
                                                                   ===========          ===========


This interim statement is unaudited.
The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS
-----------------------

                                                                       Six Months Ended
                                                                            June 30
                                                                   -------------------------
                                                                      2001           2000
                                                                   ---------      ----------
                                                                            thousands
Cash flows from operating activities:
   Net loss                                                        $  (1,044)     $     (172)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
      Depreciation and amortization                                      322               -
      Issuance of stock options                                          500               -
      Changes in operating assets and liabilities:
        Trade receivables, net                                          (604)              -
        Inventories                                                       17               -
        Trade accounts payable                                           471               -
        Other current items                                             (495)            249
        Other                                                             (6)              -
                                                                   ---------      ----------

        Net cash provided (used) by operating activities                (836)             77

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                (9,730)           (310)
    Capital expenditures                                                (141)              -
    Proceeds from sale of equipment                                    3,549               -
                                                                   ---------      ----------

        Net cash (used) by investing activities                       (6,322)           (310)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           5,866               -
    Proceeds from issuance of common stock                             1,838             250
    Debt issuance costs                                                 (190)              -
    Payments of long-term debt                                          (132)              -
                                                                   ---------      ----------

        Net cash provided by financing activities                      7,382             250
                                                                   ---------      ----------

Net increase in cash and cash equivalents                                224              17

Cash and cash equivalents at beginning of period                           4               -
                                                                   ---------      ----------

Cash and cash equivalents at end of period                         $     228      $       17
                                                                   =========      ==========

Supplemental information - interest paid                           $     258      $        -
                                                                   =========      ==========

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------

STATEMENT OF CASH FLOWS (CONTINUED)
-----------------------------------


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

Restatement

The Company had expected to record expense for the issuance of stock options for 500,000 shares of common stock to a director in the third quarter 2001 after shareholders approved an increase of authorized shares of common stock for the Company. The increase in authorized shares is necessary to accommodate any future exercise of the options. After further review of the transaction and recent accounting standards, the Company has determined to record expense of $500,000 for the issuance of the stock options in the second quarter instead of when the authorization of additional shares is approved. Accordingly, the administrative expense and net loss for the quarter and six months ended June 30, 2001 has been increased by $500,000. The effect of the restatement is to increase net loss to $771,000 ($.66 loss per share) and $1,041,000 ($1.77 loss per share) for the quarter and six months ended June 30, 2001, respectively.

In addition, the earnings per share for the 2000 periods has been changed to give effect to to the recapitalization of the Company, which occurred in the reverse acquisition of Allis-Chalmers on May 9, 2001. Under the recapitalization, the original number of shares outstanding of the formerly private company, OilQuip, are considered to have been exchanged for the 400,000 shares of Allis-Chalmers that were issued on the date of the reverse acquisition to the owners of OilQuip Rentals, Inc. As a result, the 400,000 shares are presented in place of the originally issued shares of OilQuip. In addition, pro forma per share data is presented that includes an additional 9,600,000 shares of Allis-Chalmers that will be issued in the future after shareholder approval of the increase in the maximum authorized number of shares of Allis-Chalmers.

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

NOTE 6 - SHAREHOLDERS' EQUITY

The changes in shareholders' equity in 2001 were as follows:

         OilQuip Rentals, Inc. balance 12/31/00                   $2,348,000
         Fair Value of Warrants Issued in Conjunction
           with MCA Acquisition                                      200,000
         Allis-Chalmers - OilQuip Merger/Reorganization            2,779,000
         Retained Earnings Six Months ended June 30                 (541,000)
                                                                  ----------
           Total Shareholders' Equity                             $4,786,000

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

On May 31, 2001, the Board granted to Leonard Toboroff, a director of Allis-Chalmers, subject to shareholder approval of certain amendments to the Certificate, an option to purchase 500,000 shares of common stock at $0.50 per share. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the Merger, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Board was apprised of Mr. Toboroff's services to OilQuip prior to its approval of the Merger. The Company recorded an expense of $500,000 for the issuance of the options.

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

Three months ended June 30, 2001:
---------------------------------

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

Marketing and administrative expense was $1,131,000 (as restated) in the second quarter of 2001. The primary reason for the increase from the prior year was the Merger and issuance of stock options in May 2001. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $771,000 (as restated), or $.66 loss per common share, in the second quarter of 2001 compared with a loss by OilQuip of $111,000, or $.28 (as restated) loss per common share, in the same period of 2000.

Six months ended June 30, 2001:
-------------------------------

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

Marketing and administrative expense was $1,418,000 (as restated) in the first half of 2001 compared with $172,000 in the prior year. Amortization expense was $90,000 as a result of OilQuip's acquisition of MCA and the merger between Allis-Chalmers and OilQuip. The primary reason for the increase from the prior year was the Merger and issuance of stock options in May 2001. A significant portion of the Company's administrative expenses relates to expenses for Securities and Exchange Commission and other governmental reporting as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

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

The Company incurred a net loss of $1,041,000 (as restated), or $1.77 loss per common share, in the first half of 2001 compared with a loss by OilQuip of $172,000, or $.43 (as restated) loss per common share, in the same period of 2000.

The Company incurred a pro forma net loss of $1,204,000, or $.10 loss (as restated) per common share, for the six months ended June 30, 2001.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.

(b) Rep (b) Reports on Form 8-K: A report on Form 8-K was filed on May 15, 2001, reporting the Merger. On July 17, 2001, the Company filed an amendment to the 8-K to include financial statements and pro forma statements relating to the Merger.

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

                   ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
        UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                               AS OF JUNE 30, 2001
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                   ALLIS-                                        PRO FORMA                  PRO FORMA
                                  CHALMERS        OILQUIP     MOUNTAIN AIR      ADJUSTMENTS                   TOTAL
Sales                            $  2,559        $  1,947       $   493          $     -                   $    4,999
Cost of Sales                       1,790           1,374           214               150 (3)(4)                3,528
                                 --------        --------       -------          --------                  ----------

Gross Profit                          769             573           279              (150)                      1,471

Marketing and
Administrative Expense              1,333             660           165                70 (2)(5)                2,228
                                ---------        --------       -------          --------                  ----------
Income (Loss) from
Operations                           (564)            (87)          114              (220)(2)(3)(4)(5)           (757)

Other Income (Expense)
   Interest Income                      3               1             -                 -                           4
   Interest Expense                   (19)           (347)            -               (87)(6)                    (453)
   Other                           66,876 (1)           2             -           (66,876)(1)                       2
                                 --------        --------       -------          --------                  ----------

Net Income/(Loss)                $ 66,296        $   (431)      $   114          $(67,183)                 $   (1,204)
                                 ========        ========       =======          ========
Basic and Diluted Income                                                                                   $     (.10)
(Loss) per Share                                                                                           ==========

Outstanding:                                                                                               11,588,128
                                                                                                           ==========

                   ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
        UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
                               AS OF JUNE 30, 2000
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                   ALLIS-                                        PRO FORMA                  PRO FORMA
                                  CHALMERS        OILQUIP     MOUNTAIN AIR      ADJUSTMENTS                   TOTAL
Sales                            $  2,422        $      -       $ 2,786          $     -                   $    5,208
Cost of Sales                       1,716               -         1,137              645 (3)(4)                 3,498
                                 --------        --------       -------          -------                   ----------
Gross Profit                          706               -         1,649             (645)                       1,710

Marketing and
Administrative Expense                779             172           379              155 (2)(5)                 1,485
                                 --------        --------       -------          -------                   ----------
Income (Loss) from
Operations                            (73)           (172)        1,270             (800)(2)(3)(4)(5)             225

Other Income (Expense)
   Interest Income                      2               -             8                -                           10
   Interest Expense                   (15)              -             -             (434)(6)                     (449)
   Other                                -               -             7                -                            7
                                 --------        --------       -------          -------                   ----------

Net Income/(Loss)                $    (86)       $   (172)      $ 1,285          $(1,234)                  $     (207)
                                 ========        ========       =======          =======                   ==========
Basic and Diluted Income
(Loss) per Share                                                                                           $     (.02)
                                                                                                           ==========
Outstanding:                                                                                               11,588,128
                                                                                                           ==========

                   ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
          NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCAL STATEMENTS

Note 1 - Basis Of Presentation
------------------------------

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

The accompanying pro forma consolidated statements of operations combine the historical operations of Allis-Chalmers, OilQuip and Mountain Air for the six months ended June 30, 2001 and the six months ended June 30, 2000 as if the acquisition had occurred at January 1, 2001 and January 1, 2000 of the period presented, respectively.

The accompanying pro forma results for the six months ended June 30, 2001 and 2000, respectively, are comparable.

Note 2 - Pro Forma Adjustment.
------------------------------

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

                                                    Allis-Chalmers Corporation
                                                    --------------------------
                                                            (Registrant)


                                                    /s/ John T. Grigsby, Jr.
                                                    ------------------------
                                                    John T. Grigsby, Jr.
                                                    Executive Vice President and
                                                    Chief Financial Officer


September 25, 2001