Form 10-Q
period 2001-09-30
ALLIS CHALMERS CORP
filed 2001-11-19
CIK 3982

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _____________TO _______________

     Commission file number 1-2199

ALLIS-CHALMERS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-0126090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8150 Lawndale, Houston, TX 77012
4180 Cherokee Drive, Brookfield, WI 53045 (Former address)

(Address of principal executive offices) (Zip code)

(713) 928-6200

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

At November 16, 2001 were 11,588,128 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

		(thousands, except per share)
Sales	$2,463	$0	$5,070	$0
Cost of sales	1,715	0	3,596	0

Gross Margin	748	0	1,474	0
Marketing and administrative expense	821	102	2,239	274

Income/(Loss) from Operations	(73)	(102)	(765)	(274)
Other income (expense)
Interest income	(1)	0	0	0
Interest expense	(171)	0	(523)	0
Other	57	0	59	0

Net Income/(Loss)	$(188)	$(102)	$(1,229)	$(274)

Net Income/(Loss) per Common Share	$(.09)	$(.26)	$(1.16)	$(.69)

Weighted average shares outstanding	1,988	400	1,060	400

Pro forma net income (loss) per common share	$(.02)	$(.01)	$(.11)	$(.02)
Pro forma weighted average number of common shares outstanding	11,588	11,588	11,588	11,588

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2001	2000

	(thousands)
Assets
Cash and cash equivalents	$289	$4
Trade receivables, net	1,561	—
Inventories, net	59	—
Common stock subscribed	—	1,838
Due from related party	33	104
Other current assets	877	20

Total Current Assets	2,819	1,966
Net property, plant and equipment	8,265	—
Goodwill and other intangibles, net	4,580	—
Other assets	—	394

Total Assets	$15,664	$2,360

Liabilities and Shareholders’ Equity
Current maturities of long-term debt	$6,174	$—
Trade accounts payable	516	12
Accrued employee benefits	476	—
Other current liabilities	421	—

Total Current Liabilities	7,587	12
Accrued postretirement benefit obligations	862	—
Long-term debt	2,617	—
Shareholders’ equity (See Note 6)
Common stock ($.15 par value; 1,988,128 actual and 11,588,128 pro forma shares issued and outstanding at September 30, 2001, as restated for the re-capitalization on May 9, 2001, see note 6; and 400,000 actual and 11,588,128 pro forma shares issued and outstanding at December 31, 2000)	298	60
Capital in excess of par value	6,156	2,915
Accumulated deficit	(1,856)	(627)

Total Shareholders’ Equity	4,598	2,348

Total Liabilities and Shareholders’ Equity	$15,664	$2,360

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(thousands)
Cash flows from operating activities:
Net loss	$(1,229)	$(274)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	579	—
Issuance of stock options for services	500	—
Changes in operating assets and liabilities:
Trade receivables, net	(707)	—
Inventories	(4)	—
Trade accounts payable	552	—
Other current items	(33)	528
Other	(64)	—

Net cash provided (used) by operating activities	(406)	254
Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,730)	(494)
Capital expenditures	(303)	—
Proceeds from sale of equipment	3,549	—

Net cash (used) by investing activities	(6,484)	(494)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,866	—
Proceeds from issuance of common stock	1,838	250
Debt issuance costs	(190)	—
Payments of long-term debt	(339)	—

Net cash provided by financing activities	7,175	250

Net increase in cash and cash equivalents	285	10
Cash and cash equivalents at beginning of period	4	—

Cash and cash equivalents at end of period	$289	$10

Supplemental information — interest paid	$429	$—

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CASH FLOWS (CONTINUED)

Non-cash investing and financing transactions in connection with the acquisition of Mountain Air assets:
Fair value of net assets acquired	$(9,970)
Goodwill and other intangibles	(2,656)
Note payable to prior owner	2,200
Other adjustments	579

Net cash paid to acquire subsidiary	$(9,847)

Non-cash investing transactions in connection with the merger of Allis-Chalmers and OilQuip Rentals, Inc.:
Value of common stock exchanged	2,779
Fair value of net assets, less cash received	(1,102)
Goodwill and other intangibles	(1,560)

Net cash received in acquisition	117

Business acquisitions, net of cash received	$(9,730)

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis and other information included in Allis-Chalmers Corporation’s (“Allis-Chalmers” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000, and the Current Reports on Forms 8-K and 8-K/A filed on May 15, 2001 and July 17, 2001, respectively.

On May 9, 2001, OilQuip Rentals, Inc., an oil and gas rental company (“OilQuip”), merged into a subsidiary of Allis-Chalmers. In the merger, all of OilQuip’s outstanding common stock was converted into 400,000 shares of Allis-Chalmers’ common stock and the right to receive an additional 9,600,000 shares of Allis-Chalmers’ common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation (“Certificate”) to authorize the issuance of such shares.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. (“MCA”). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger are the financial statements of OilQuip. As a result, the fixed assets, goodwill and other intangibles of Allis-Chalmers are increased by $2,515,000. Goodwill and other intangibles are being amortized over 10 years and the fixed assets are being depreciated over 10 years, except for a building which is being depreciated over 20 years.

OilQuip was incorporated on February 4, 2000 to find and acquire targets to operate as subsidiaries.

During the period February 4, 2000 (Inception) to February 6, 2001, OilQuip had been in the development stage. OilQuip’s activities through February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets.

On February 6, 2001, OilQuip, through its subsidiary MCA, acquired certain assets of Mountain Air Drilling Service Co., Inc. (“Mountain Air”), whose business consists of providing equipment and trained personnel in the four corner areas of the southwestern United States. MCA primarily provides compressed air equipment and trained operators to companies in the business of drilling for natural gas.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

All adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $4,147,000 and other intangible assets is $433,000. Amortization expense during the nine-month period ended September 30, 2001 was $161,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Issuance of Stock Options

The Company recorded expense for the issuance of stock options for 500,000 shares of common stock to a director in the second quarter 2001 after shareholders approved an increase of authorized shares of common stock for the Company. The increase in authorized shares is necessary to accommodate any future exercise of the options. After further review of the transaction and recent accounting standards, the Company recorded expense of $500,000 for the issuance of the stock options in the second quarter instead of when the authorization of additional shares is approved.

Pro Forma Shares Outstanding

The earnings per share for the 2000 periods has been changed to give effect to the recapitalization of the Company, which occurred in the reverse acquisition of Allis-Chalmers on May 9, 2001. Under the recapitalization, the original number of shares outstanding of the formerly private company, OilQuip, are considered to have been exchanged for the 400,000 shares of Allis-Chalmers that were issued on the date of the reverse acquisition to the owners of OilQuip Rentals, Inc. As a result, the 400,000 shares are presented in place of the originally issued shares of OilQuip. In addition, pro forma per share data is presented that includes an additional 9,600,000 shares of Allis-Chalmers that were issued October 15, 2001 in connection with the reverse acquisition.

NOTE 2 — POSTRETIREMENT OBLIGATIONS— PENSION PLAN

In 1994, Allis-Chalmers’ independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (the “Consolidated Plan”). Primarily as a result of the changes in mortality assumptions to reflect decreased mortality rates of Allis-Chalmers’ retirees, the Consolidated Plan was underfunded on a present value basis. In the first quarter of 1996, Allis-Chalmers made a required cash contribution to the Consolidated Plan in the amount of $205,000. Allis-Chalmers did not, however, have the financial resources to make the other required payments during 1996 and 1997. Given the inability of Allis-Chalmers to fund such obligations with its current financial resources, in February 1997, Allis-Chalmers applied to the Pension Benefit Guaranty Corporation (“PBGC”) for a “distress” termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The PBGC approved the distress termination application in September 1997 and agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

Upon termination of the Consolidated Plan, Allis-Chalmers and its subsidiaries incurred a liability to the PBGC for an amount equal to the Consolidated Plan’s unfunded benefit liabilities. Allis-Chalmers and its subsidiaries also had liability to the PBGC, as trustee of the terminated Consolidated Plan, for the outstanding balance of the Consolidated Plan’s accumulated funding deficiencies. The PBGC estimated that the unfunded benefit liabilities and the accumulated funding deficiencies (together, the “PBGC Liability”) total approximately $67.9 million. Effective March 31, 1999, Allis-Chalmers issued 585,100 shares to the PBGC reducing the pension liability by the estimated fair market value of the shares to $66.9 million.

In September 1997, Allis-Chalmers and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability which required, among other things, satisfactory resolution of Allis-Chalmers’ tax obligations with respect to the Consolidated Plan under Section 4971 of the Internal Revenue Code of 1986, as amended (“Code”). Section 4971(a) of the Code imposes, for each taxable year, a first-tier tax of 10% on the amount of the accumulated funding deficiency under a plan like the Consolidated Plan. Section 4971(b) of the Code imposes an additional, second-tier tax equal to 100% of such accumulated funding deficiency if the deficiency is not “corrected” within a specified period. Liability for the taxes imposed under Section 4971 extends, jointly and severally, to Allis-Chalmers and to its commonly-controlled subsidiary corporations.

Prior to its termination, the Consolidated Plan had an accumulated funding deficiency in the taxable years 1995, 1996, and 1997. Those deficiencies resulted in estimated first-tier taxes under Code Section 4971(a) of approximately $900,000.

On July 16, 1998, Allis-Chalmers and the Internal Revenue Service (“IRS”) reached an agreement in principle to settle Allis-Chalmers’ tax liability under Code Section 4971 for $75,000. Following final IRS approval, payment of this amount was made on August 11, 1998.

In June 1999, but effective as of March 31, 1999, Allis-Chalmers and the PBGC entered into an agreement for the settlement of the PBGC Liability (the “PBGC Agreement”). Pursuant to the terms of the PBGC Agreement, Allis-Chalmers issued 585,100 shares of its common stock to the PBGC, or 35% of the total number of shares issued and outstanding on a fully-diluted basis, and Allis-Chalmers has a right of first refusal with respect to the sale of the shares of common stock owned by the PBGC. In conjunction with the share issuance, Allis-Chalmers reduced the pension liability to the PBGC based on the estimated fair market value of the shares issued on the effective date of March 31, 1999. In accordance with the terms of the PBGC Agreement, Allis-Chalmers was required to and has (i) decreased the size of the Board of Directors of Allis-Chalmers (the “Board”) to seven members; (ii) caused a sufficient number of then current directors of Allis-Chalmers to resign from the Board and all committees thereof; and (iii) caused three designees of the PBGC, to be elected to the Board. The PBGC has caused Allis-Chalmers to amend its By-laws (“By-laws”) to conform to the terms of the PBGC Agreement. Furthermore, Allis-Chalmers agreed to pay the PBGC’s reasonable professional fees on the 90th day after a Release Event (as defined below). During the term of the PBGC Agreement, Allis-Chalmers agreed not to issue or agree to issue any common stock of Allis-Chalmers or any “common stock equivalent” for less than fair value (as determined by a majority of the Board). Allis-Chalmers also agreed not to merge or consolidate with any other entity or sell, transfer or convey more than 50% of its property or assets without majority Board approval and agreed not to amend its Certificate or By-laws. In connection with the Merger, substantially all of the covenants set forth in the PBGC Agreement were terminated.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provided that Allis-Chalmers had to either: (i) receive, in a single transaction or in a series of related transactions, debt financing which makes available to Allis-Chalmers at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million (“Release Event”). The merger with OilQuip (the “Merger”) on May 9, 2001 (as described in Note 1) constituted a Release Event, which satisfied and discharged the PBGC Liability.

In connection with the PBGC Agreement, and as additional consideration for settling the PBGC Liability, the following agreements, each dated as of March 31, 1999 were also entered into: (i) a Registration Rights Agreement between Allis-Chalmers and PBGC (the “Registration Rights

Agreement”); and (ii) a Lock-Up Agreement by and among Allis-Chalmers, the PBGC, AL-CH Company, L.P., a Delaware limited partnership (“AL-CH”), Wells Fargo Bank, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for UAW Retired Employees of Allis-Chalmers Corporation (the “UAW Trust”), and Firstar Trust Company, as trustee under that certain Amended and Restated Retiree Health Trust Agreement for Non-UAW Retired Employees of Allis-Chalmers Corporation (the “Non-UAW Trust”) (the “Lock-Up Agreement”).

The Registration Rights Agreement grants each holder of Registrable Shares (defined in the Registration Rights Agreement to basically mean the shares of common stock issued to the PBGC under the PBGC Agreement) the right to have their shares registered pursuant to the Securities Act of 1933, as amended, on demand or incidental to a registration statement being filed by Allis-Chalmers. In order to demand registration of Registrable Shares, a request for registration by holders of not less than 20% of the Registrable Shares is necessary. Allis-Chalmers may deny a request for registration of such shares if Allis-Chalmers contemplates filing a registration statement within 90 days of receipt of notice from the holders. The Registration Rights Agreement also contains provisions that allow Allis-Chalmers to postpone the filing of any registration statement for up to 180 days. The Registration Rights Agreement contains indemnification language similar to that usually contained in agreements of this kind. In connection with the Merger, the PBGC agreed to waive certain rights to have its shares registered on Registration Statements on Forms S-1 and S-2 for a twelve (12) month period after the Merger.

The Lock-Up Agreement governs the transfer and disposition of shares of Allis-Chalmers’ common stock and the voting of such shares, as well as grants the PBGC a right of sale of its shares prior to AL-CH, the UAW Trust and the Non-UAW Trust.

Pursuant to the Lock-Up Agreement, unless the Board has terminated the common stock transfer restrictions set forth in Article XIII of the Company’s Certificate, AL-CH, the UAW Trust and the Non-UAW Trust each agreed that, during the period commencing on March 31, 1999 and ending on the third anniversary of the Release Event, it will not, directly or indirectly, sell, transfer, assign or dispose of any shares of Company stock it beneficially owns. Commencing with the third anniversary of the Release Event and continuing until the fifth anniversary of the Release Event, each of AL-CH, the UAW Trust and the Non-UAW Trust agreed not to sell, transfer or dispose of any shares of Allis-Chalmers stock without first giving the PBGC an opportunity to sell all or any portion of the shares of Allis-Chalmers stock the PBGC owns. The foregoing right of the PBGC applies to the sale of Allis-Chalmers stock in a public offering or otherwise.

The Lock-Up Agreement also contains a voting component. During the term of the Lock-Up Agreement, each party to the agreement agreed to vote, at any meeting of Allis-Chalmers stockholders and in any written consent, all shares of Allis-Chalmers stock owned by it in favor of the election as directors of Allis-Chalmers the persons nominated by the Nominating Committee of the Board and to refrain from taking any action contrary to or inconsistent with such obligation. During the term of the Lock-Up Agreement, each party to the agreement further agreed not to vote its shares of Allis-Chalmers stock or take any other action to amend Allis-

Chalmers’ Certificate or By-laws in a manner that is inconsistent with, or in breach of, the PBGC Agreement. Each party further agreed that it will vote all of its shares (i) in favor of certain specified amendments to Allis-Chalmers’ Certificate, (ii) for the election of the persons designated by the PBGC (each, a PBGC Director) to serve on the Board and (iii) in favor of the election of Allis-Chalmers directors who are committed to cause, and who do cause, one PBGC Director to be appointed to the Nominating Committee of the Board and one PBGC Director to be appointed as the Chairman of the Compensation Committee of the Board. In connection with the Merger, the Lock-Up Agreement was terminated in its entirety.

NOTE 3 — ACQUISITIONS

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

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip’s outstanding common stock was converted into 400,000 shares of Allis-Chalmers’ common stock and the right to receive the remaining 9,600,000 shares of Allis-Chalmers’ common stock , which were issued on October 15, 2001. The acquisition was accounted for using the purchase method of accounting. Goodwill of $1,560,000 was recorded in connection with the Merger. Effective on the date of the reverse merger, OilQuip financial statements became the financial statements of the reporting company. Financial statements prior to the reverse merger are of OilQuip.

NOTE 4 — LEASE COMMITMENTS

On February 6, 2001, MCA, a subsidiary of OilQuip, completed the purchase of certain assets pursuant to an Asset Purchase Agreement with Mountain Air. A portion of the purchased equipment was sold to a leasing company. The leasing of the equipment is being accounted for as an operating lease. Lease payments totaling $3,480,000 will be made over a period of six years.

The Company rents office space on a five-year lease, which expires February 5, 2006. Rent expense for the third quarter of 2001 was $27,000. The Company has no further lease obligations.

NOTE 5 — LONG-TERM DEBT

Long-term debt is primarily a result of the cost of the acquisition of certain assets of Mountain Air.

•	A term loan in the amount of $3,550,000 at 8%, interest payable monthly, with quarterly principal payments of $147,916.67 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

•	A sellers’ note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

•	Subordinated debt in the amount of $2,000,000 at 12% interest payable quarterly commencing on April 1, 2001. The principal will be due upon on January 31, 2004.

The Company is currently in default of certain covenants set forth in its term loan and subordinated debt agreements with Wells Fargo Bank, relating to the maintenance of certain financial ratios, and is negotiating for a waiver of the default and an amendment of the credit agreement to provide for ratios with which the Company will be in compliance. While the Company believes such a waiver and amendment will be obtained (and, as discussed below, is currently engaged in negotiations with the lender for additional financing), there can be no assurance of such fact or that the lender will not exercise its rights under the credit agreement (and related credit agreements) including the acceleration of approximately $5.5 million in debt. Accordingly, such debt is recorded as a current liability on the Company’s financial statements. The acceleration of outstanding debt or any action to enforce the Company’s obligations with respect to such debt (including foreclosure upon security pledged as collateral for such debt) would have a material adverse effect on the Company. The company is making all payments to Wells Fargo bank in compliance with the debt agreements.

In addition to the above acquisition debt, there is also debt resulting from the Allis-Chalmers Board’s decision to establish an arrangement by which to compensate former and continuing Allis-Chalmers Board members who had served from 1989 to March 31, 1999 without compensation. Allis-Chalmers issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer of Allis-Chalmers. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005; however, the notes may be prepaid at any time at the discretion of Allis-Chalmers. In addition, the notes are canceled in the event of a subsequent bankruptcy of Allis-Chalmers.

NOTE 6 — SHAREHOLDERS’ EQUITY

The changes in shareholders’ equity in 2001 were as follows:

OilQuip Rentals, Inc. balance at December 31, 2000	$2,348,000
Fair Value of Warrants Issued in Conjunction with MCA Acquisition	200,000
Issuance of Stock Options to a Shareholder	500,000
Allis-Chalmers — OilQuip Merger/Reorganization	2,779,000
Net Loss Nine Months ended September 30	(1,229,000)

Total Shareholders’ Equity	$4,598,000

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The business combination was accounted for as a purchase. As a result, $2,779,000, the value of the Allis-Chalmers common stock outstanding at the date of acquisition, was added to shareholders’ equity, which reflects the recapitalization of Allis-Chalmers and the reorganization of the combined company.

On May 31, 2001, the Board granted to Leonard Toboroff, a director of Allis-Chalmers, subject to shareholder approval of certain amendments to the Certificate, an option to purchase 500,000 shares of common stock at $0.50 per share. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the Merger, including providing financial advisory services, assisting in OilQuip’s capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Board was apprised of Mr. Toboroff’s services to OilQuip prior to its approval of the Merger. The Company recorded an expense of $500,000 for the issuance of the options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The statements regarding future performance and results and the other statements that are not historical facts contained in this report are forward-looking statements. Statements made in this document that state Allis-Chalmer’s or management’s intentions, hopes, opinions, plans, estimates, beliefs, expectations, anticipations or predictions of the future and words of similar import are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although Allis-Chalmers believes that the expectations reflected in such forward-looking statements are reasonable, Allis-Chalmers can give no assurance that such expectations will prove to have been correct. Such statements involve risks and uncertainties including, but not limited to, the risks involved in dealing with other parties, including the risk that other parties’ commitments to Allis-Chalmers and our subsidiaries could be breached, competition, changes in the market for HDS’ services, changes in the markets for oil and natural gas and for drilling rigs and the risks of doing business in changing markets, risks associated with acquisitions including difficulties in integrating acquired companies, and changing costs and other factors discussed herein and in our other Securities and Exchange Commission filings. Should one or more risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

On May 9, 2001, OilQuip Rentals, Inc., an oil and gas rental company (“OilQuip”), merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip’s outstanding common stock was converted into 400,000 shares of Allis-Chalmers’ common stock and the right to receive an additional 9,600,000 shares of Allis-Chalmers’ common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation to authorize the issuance of such shares.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. As a result the fixed assets, and goodwill and other intangibles of Allis-Chalmers are increased by $2,515,000. Goodwill and other intangibles are being amortized over 10 years and the fixed assets are being depreciated over 10 years, except for the buildings, which is being depreciated over 20 years. Effective on the date of the reverse merger, OilQuip became the reporting company. Financial statements prior to the reverse merger are of OilQuip.

Results of Operations

Results of operations for 2001 and 2000 reflect the business operations of OilQuip. The operations of Houston Dynamic Service, Inc., an Allis Chalmers subsidiary that is involved in the machinery repair and service business (“HDS”), is included from the date of the Merger on May 9, 2001.

During the period February 4, 2000 (Inception) to February 6, 2001, OilQuip was in the developmental stage. OilQuip’s activities for prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations for prior to February 6, 2001 had no sales, cost of sales, or marketing and administrative expenses that would be reflective of the ongoing company.

Three months ended September 30, 2001:

Sales in the third quarter of 2001 totaled $2,463,000 in line with expectations. The reason for the increase from the prior year was the Merger in May 2001. In the corresponding periods in 2000, OilQuip had no operations.

Gross margin, as a percentage of sales, was 30.4% in the third quarter of 2001.

Marketing and administrative expense was $821,000 in the third quarter of 2001 compared with $102,000 in the prior year. The primary reason for the increase from the prior year was the Merger and issuance of stock options in May 2001. A significant portion of the Company’s administrative expenses relates Costs incurred for Securities and Exchange Commission and other governmental filings as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $188,000, or $.09 per common share, in the third quarter of 2001 compared with a loss by OilQuip of $102,000, or $.26 per common share, in the same period of 2000.

Pro Forma Results

Pro forma sales (taking into account the activities of HDS as well as MCA, an oil drilling service company acquired by OilQuip in February 2001) in the third quarter of 2001 totaled $2,463,000 a slight increase from $2,446,000 in the third quarter of 2000. Pro forma sales at HDS increased to $943,000 compared with $909,000 in the prior year. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemicals and petrochemical operating throughout the Gulf Coast. Pro forma sales at MCA decreased to $1,521,000 compared with $1,537,000 in the prior year due to difficulties experienced by MCA customers in obtaining drilling permits. The permitting process has now returned to a normal schedule.

Pro forma gross margin, as a percentage of sales was 30.4% in the third quarter of 2001. Additional sales offset the additional cost of depreciation and equipment lease to improve the margin results from actual.

Pro forma marketing and expense was $821,000 in the third quarter of 2001. Amortization expense was $71,000 as a result of OilQuip’s acquisition of MCA and the Merger. A significant portion of the Company’s administrative expenses relates to costs incurred for Securities and Exchange Commission and other governmental filings as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a pro forma net loss of $188,000, or $.09 per common share, for the three months ended September 30, 2001.

Nine months ended September 30, 2001:

Sales in the first nine months of 2001 totaled $5,070,000. The reason for the increase from the prior year was the Merger in May 2001. In the corresponding periods in 2000, OilQuip had no operations.

Gross margin, as a percentage of sales, was 29.1% in the first nine months of 2001.

Marketing and administrative expense was $2,239,000 in the first nine months of 2001 compared with $274,000 in the prior year. Amortization expense was $129,000 as a result of OilQuip’s acquisition of MCA and the merger between Allis-Chalmers and OilQuip. The primary reason for the increase from the prior year was the Merger and issuance of stock options in May 2001. A significant portion of the Company’s administrative expenses relates to costs incurred for Securities and Exchange Commission and other governmental filings as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a net loss of $1,229,000, or $1.16 per common share, in the first nine months of 2001 compared with a loss by OilQuip of $274,000, or $.69. per common share, in the same period of 2000.

Pro Forma Results

Pro forma sales in the first nine months of 2001 totaled $7,462,000, a slight decrease from $7,654,000 in the first nine months of 2000. Pro forma sales at HDS increased to $3,501,000 compared with $3,331,000 in the prior year. HDS continues to be affected by volatile market conditions that prevail in the oil related fields of refining, processing, chemical and petrochemical operating throughout the Gulf coasts. Pro forma sales at MCA decreased to $3,961,000 compared with $4,323,000 in the prior year due to difficulties experienced by MCA customers in obtaining drilling permits. The permitting process has now returned to a normal schedule.

Pro forma gross margin, as a percentage of sales was 29.7% in the first nine months of 2001. Additional sales offset the additional cost of depreciation and equipment lease to improve the margin results from actual.

Pro forma marketing and administrative expense was $3,055,000 in the first nine months of 2001. Amortization expense was $99,000 as a result of OilQuip’s acquisition of MCA and the Merger. A significant portion of the Company’s administrative expenses relates to costs incurred for Securities and Exchange Commission and other governmental filings as well as legal, accounting and audit, tax, insurance and other corporate requirements of a publicly held company.

The Company incurred a pro forma net loss of $1,404,000, or $.12 per common share, for the nine months ended September 30, 2001.

Financial Condition and Liquidity

Cash and cash equivalents totaled $289,000 at September 30, 2001, an increase from $4,000 for OilQuip at December 31, 2000 mainly due to the merger and the acquisition of MCA.

Other current assets include a lease deposit in the amount of $701,000, a result of the sale/leaseback to help finance MCA’s acquisition of certain assets of Mountain Air.

Net trade receivables at September 30, 2001 were $1,516,000. This increased significantly from the December 31, 2000 balance for OilQuip due to the acquisition of certain assets of Mountain Air and the Merger.

Inventory at September 30, 2001 was $59,000, consistent with HDS’ normal inventory, which has always been minimal. MCA carries no inventory.

Net property, plant and equipment were $8,265,000 at September 30, 2001, as a result of the MCA acquisition of certain assets of Mountain Air and the Merger in May 2001. Included are $2.7 million of replacement parts for which no depreciation has been taken. When put into service, depreciation will be taken on these replacement parts. Minimal purchases were made after the acquisition and Merger.

Trade accounts payable at September 30, 2001 were $516,000. This increased significantly from the December 31, 2000 balance due to the acquisition of certain assets of Mountain Air and the Merger in May, 2001.

Other current liabilities, excluding the current portion of long term debt, were $897,000 consisting of taxes in the amount of $158,000, accrued salary and benefits in the amount of $476,000, and legal and professional expenses in the amount of $263,000. Included in salary and benefits payable is deferred compensation in the amount of $224,000 due the president of the Company. All of these balance sheet accounts increased significantly from December 31, 2000 balances for OilQuip due to the Merger in May 2001.

Long term debt was $2,617,000 at September 30, 2001. Long-term debt is primarily a result of the cost of the acquisition of certain assets of Mountain Air which was consummated in February 2001:

•	A term loan in the amount of $3,550,000 at 8%, interest payable monthly, with quarterly principal payments of $147,916.67 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

•	A sellers note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

•	Subordinated debt in the amount of $2,000,000 at 12% interest payable quarterly commencing on April 1, 2001. The principal will be due upon on January 31, 2004.

The Company is currently in default of certain covenants set forth in its term loan and subordinated debt agreements with Wells Fargo Bank, relating to the maintenance of certain financial ratios, and is negotiating for a waiver of the default and an amendment of the credit agreement to provide for ratios with which the Company will be in compliance. While the Company believes such a waiver and amendment will be obtained (and, as discussed below, is currently engaged in negotiations with the lender for additional financing), there can be no assurance of such fact or that the lender will not exercise its rights under the credit agreement (and related credit agreements) including the acceleration of approximately $5.5 million in debt. Accordingly, such debt is recorded as a current liability on the Company’s financial statements. The acceleration of outstanding debt or any action to enforce the Company’s obligations with respect to such debt (including foreclosure upon security pledged as collateral for such debt) would have a material adverse effect on the Company. The company is making all payments to Wells Fargo bank in compliance with the debt agreements.

An addition to the above acquisition debt, there is also debt resulting from the Allis-Chalmers Board’s decision to establish an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Allis-Chalmers issued promissory notes in the amount of $25,000 each to seven current or former directors and $150,000 to John T. Grigsby, Jr. a former director and current Executive Vice President and Chief Financial Officer of Allis-Chalmers. The notes bear interest at the rate of five percent (5%) and are due March 28, 2005; however, the notes may be prepaid at any time at the discretion of Allis-Chalmers. In addition, the notes are canceled in the event of a subsequent bankruptcy of Allis-Chalmers.

In addition, the Board granted options to purchase 2,000 shares of Allis-Chamlers’ common stock to the seven directors and an option to purchase 10,000 shares to Mr. Grigsby. The option price was determined to be $2.75 per share. The options vested immediately and may be exercised any time prior to March 28, 2010.

For a discussion of the Consolidated Plan, the PBGC Liability, the PBGC Agreement, the Lock-Up Agreement, the Registration Rights Agreement and the Merger, see Note 2 to the Financial Statements above.

The Environmental Protection Agency (“EPA”) and certain state environmental protection agencies have requested information in connection with several potential hazardous waste disposal sites in which products manufactured by Allis-Chalmers before consummation of the Plan of Reorganization were disposed. The EPA has claimed that Allis-Chalmers is liable for cleanup costs associated with several additional sites. In addition, certain third parties have asserted that Allis-Chalmers is liable for cleanup costs or associated EPA fines in connection with additional sites. In each instance the environmental claims asserted against Allis-Chalmers involve its prebankruptcy operations. Accordingly, Allis-Chalmers has taken the position that all cleanup costs or other liabilities related to these sites were discharged in the bankruptcy. No environmental claims have been asserted against Allis-Chalmers involving its postbankruptcy operations. There can be no assurance that Allis-Chalmers will not be subject to material environmental claims in the future.

The Company’s principal sources of cash in the third quarter included earnings from the operations of HDS and MCA. The cash requirements needed for the administrative expenses associated with being a publicly held company are significant, and the Company will continue to use cash generated by operations to fund such expenses.

Following the Merger on May 9, 2001, the Company has announced its intent to investigate acquisition opportunities in the natural gas exploration and drilling industry and intends to use HDS as a centralized fabrication and machining facility for its operations. Except to the extent the Company is able to consummate acquisitions using its stock as consideration, additional funds will be required to consummate any acquisitions. The Company is currently negotiating with its lenders to obtain additional financing, to be used for working capital and for acquisition purposes. However, there can be no assurances that any such financing can be obtained. If the Company does not obtain additional financing, its current cash flow is insufficient to support continued operations over an extended period of time, and the Company may consider a sale of assets or additional debt or equity securities in order to obtain additional funds. There can be no assurance that any of such efforts will be successful.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Option Agreement dated October 15, 2001, between the Company and Leonard Toboroff (Employee Compensation Agreement)

(b)	Rep (b) Reports on Form 8-K: A report on Form 8-K was filed on May 15, 2001, reporting the Merger. On July 17, 2001, the Company filed an amendment to the 8-K to include financial statements and pro forma statements relating to the Merger.

UNAUDITED SUMMARY PRO FORMA
COMBINED CONDENSED FINANCIAL INFORMATION

The accompanying pro forma consolidated financial statements present the historical financial information of Allis-Chalmers, as adjusted for the merger with OilQuip, pursuant to the merger agreement. OilQuip was formed in February 2000 to fund and acquire targets to operate as subsidiaries. In February 2001, OilQuip, through its subsidiary MCA, acquired the assets of Mountain Air, and OilQuip is currently a holding company for MCA. The operations of Allis-Chalmers’ wholly-owned subsidiary HDS and OilQuip’s wholly-owned subsidiary MCA comprise the continuing operations of Allis-Chalmers.

The summary unaudited pro forma combined condensed financial information has been derived from the unaudited financial statements of the entities being combined. This data is not necessarily indicative of the combined results of operations or financial position that would have occurred if the merger had occurred at the beginning of each period presented or on the dates indicated, nor is it necessarily indicative of our future operating results or financial position. The data set forth below should be read in conjunction with our (audited) financial statements in conjunction with the September 25, 2001 proxy statement filed with the Securities and Exchange Commission (and unaudited interim financial statements), including the notes thereto.

The accompanying pro forma consolidated statement of operations for the nine months ended September 30, 2001 and 2000 combines the historical financial information of OilQuip for the nine months ended September 30, 2001 and 2000 with the historical financial information of Allis-Chalmers for the period of January 1, 2001 through May 9, 2001, and the nine-month period ended September 30, 2000, and Mountain Air for the period of January 1, 2001 through February 7, 2001, and the nine-month period ended September 30, 2000, as if the acquisition had occurred at January 1, 2000 and January 1, 2000, respectively.

ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
AS OF SEPTEMBER 30, 2001
(In thousands, except per share data)

				PRO FORMA
	ALLIS-CHALMERS	OILQUIP	MOUNTAIN AIR	ADJUSTMENTS	PRO FORMA TOTAL

Sales	$3,501	$3,468	$493	$—	$7,462
Cost of Sales	2,547	2,334	214	150 [3,4]	5,245

Gross Profit	954	1,134	279	(150)	2,217
Marketing and Administrative Expense	1,733	1,087	165	70 [2,5]	3,055

Income (Loss) from Operations	(779)	47	114	(220)[2,3,4,5]	(838)
Other Income (Expense)
Interest Income	0	1	—	—	1
Interest Expense	(24)	(513)	—	(87)[6]	(624)
Other	66,876 [1]	57	—	(66,876)[1]	57

Net Income/(Loss)	$66,073	$(408)	$114	$(67,183)	$(1,404)

Basic and Diluted Income (Loss) per Share					$(.12)

Outstanding:					11,588

ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
UNAUDITED PRO FORMA COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
AS OF SEPTEMBER 30, 2000
(In thousands, except for per share data)

				PRO FORMA
	ALLIS-CHALMERS	OILQUIP	MOUNTAIN AIR	ADJUSTMENTS	PRO FORMA TOTAL

Sales	$3,331	$—	$4,323	$—	$7,654
Cost of Sales	2,454	—	1,683	968 [3,4]	5,105

Gross Profit	877	—	2,640	(968)	2,549
Marketing and Administrative Expense	1,064	274	550	232 [2,5]	2,120

Income (Loss) from Operations	(187)	(274)	2,090	(1,200)[2,3,4,5]	429
Other Income (Expense)
Interest Income	5	—	14	—	19
Interest Expense	(27)	—	—	(651)[6]	(678)
Other	—	—	7	—	7

Net Income/(Loss)	$(209)	$(274)	$2,111	$(1,851)	$(223)

Basic and Diluted Income (Loss) per Share					$(.02)

Outstanding:					11,588

ALLIS-CHALMERS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis Of Presentation

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

The accompanying pro forma consolidated statements of operations combine the historical operations of Allis-Chalmers, OilQuip, Mountain Air, and Mountain Compressed Air for the nine months ended September 30, 2001 and the nine months ended September 30, 2000 as if the acquisition had occurred at January 1, 2001 and January 1, 2000 of the period presented, respectively.

The accompanying pro forma results for the nine months ended September 30, 2001 and 2000, respectively, are comparable.

Note 2 — Pro Forma Adjustment.

Certain assets of Mountain Air were acquired on February 7, 2001 by MCA, which is a subsidiary of OilQuip. Mountain Air’s operational data is for the period January 1, 2001 through February 6, 2001. Pro forma adjustments for the following equipment lease expense, depreciation and amortization expense have been made for the period January 1 through February 6, 2001.

1.	See Allis-Chalmers Note 2 — Post Retirement Obligation-Pension Plan. Pension liability discharge triggered by the Merger of Allis-Chalmers and OilQuip.

2.	For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. As a result the fixed assets, and goodwill and other intangibles of Allis-Chalmers are increased by $2,515,000. Goodwill and other intangibles are being amortized over 10 years and the fixed assets are being depreciated over 10 years and the building over 20 years.

3.	The equipment lease expense of certain assets acquired in the purchase of Mountain Air, which became part of a sale/leaseback to help finance the acquisition.

4.	Additional depreciation expense on assets acquired and adjusted to fair value from the purchase of certain assets of Mountain Air and additional corporate administrative expenses.

5.	Amortization expense for goodwill and other intangibles, net, as a result of the acquisition of certain assets of Mountain Air. Goodwill is being amortized over 20 years.

6.	Interest costs as a result of the debt incurred in the acquisition of certain assets of Mountain Air.

•	A term loan in the amount of $3,550,000 at 8%, interest payable monthly, with quarterly principal payments of $147,916.67 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2007.

•	A sellers’ note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

•	Subordinated debt in the amount of $2,000,000 at 12% with interest payable monthly and principal due in 2004.

•	Deferred financing costs are being amortized over 6 years, the length of the term loan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allis-Chalmers Corporation (Registrant)

/s/ Munawar Hidayatallah Munawar Hidayatallah President, Chief Executive Officer And Chairman

November 15, 2001

Exhibit Index

Exhibit Number	Description

10.1	Option Agreement dated October 15, 2001, between the Company and Leonard Toboroff (Employee Compensation Agreement)