Form 10-K
period 2001-12-31
ALLIS CHALMERS CORP
filed 2002-04-01
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                  39-0126090
------------------------------------------------      ------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                  7660 WOODWAY, SUITE 200, HOUSTON, TEXAS 77063
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (713) 369-0550
               --------------------------------------------------
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, par value $0.15 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At March 29, 2002 were 19,545,840 shares of Common Stock outstanding.

                             2001 FORM 10-K CONTENTS



PART I

                  ITEM                                                      PAGE
                  ----                                                      ----
                 1.   Business.................................................3
                 2.   Properties...............................................9
                 3.   Legal Proceedings........................................9
                 4.   Submission of Matters to a Vote of
                        Security Holders......................................10

PART II
                 5.   Market for Registrant's Common Equity
                        and Related Stockholder Matters.......................11
                 6.   Selected Financial Data.................................12
                 7.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................13
                 7A.  Quantitative and Qualitative Disclosures about
                        Market Risk...........................................24
                 8.   Financial Statements....................................25
                 9.   Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure...................51

PART III
               10.    Directors and Executive Officers
                        of the Registrant.....................................52
               11.    Executive Compensation..................................58
               12.    Security Ownership of Certain Beneficial
                        Owners and Management.................................61
               13.    Certain Relationships and Related Transactions..........63
PART IV
               14.    Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K..............................................64

Signatures....................................................................65

                                     PART I.


ITEM 1.  BUSINESS
-----------------

BUSINESS OF ALLIS-CHALMERS CORPORATION
--------------------------------------


GENERAL
-------

In May 2001, we consummated a merger in which we acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("MCA"), in exchange for 10,000,000 shares of our common stock (which, when issued, represented over 85% of our outstanding common stock). In February 2002, we acquired approximately 81% of the capital stock of Jens Oilfield Service, Inc. ("Jens") and substantially all of the capital stock of Strata Directional Drilling Technologies, Inc. ("Strata"). Our business conducted in 2001 did not include the operations of Jens and Strata which will be material to our continuing business operations.

We were incorporated in 1913 under Delaware law. We reorganized in bankruptcy in 1988, and sold all of our major businesses.

Through MCA, Jens and Strata, and through additional acquisitions in the industry, we intend to exploit opportunities in the oil and natural gas service and rental industry.

INDUSTRY OVERVIEW
-----------------

Oil and gas producers tend to focus on their core competencies of identifying gas reserves, which has resulted in the extensive outsourcing of drilling and service functions. The use of service companies allows gas companies to avoid the capital and maintenance costs of the equipment in what is already a capital intensive industry.

As drilling becomes increasingly more technical and costly, exploration and production companies are increasingly demanding higher quality equipment and service from equipment and service providers. Companies that can meet customer's demands will continue to earn new and repeat business, and major gas companies are currently consolidating their supplier base to streamline their purchasing operations and generate economies of scale by purchasing from just a few suppliers. Producers are favoring larger suppliers that provide a comprehensive list of products and services. We believe many businesses in the highly fragmented oilfield industry lack sufficient size (many businesses generate annual revenues of less than $15 million), lack depth of management (many businesses are family-owned and managed) and have unsophisticated production techniques and control capabilities. Accordingly, we believe we can offer customers crucial advantages over our competitors.

We believe that significant opportunities exist in the oil and gas service industry, and that consolidation among larger oilfield service providers has created an opportunity for us to compete effectively in certain niche markets which are under-served by larger oilfield service and equipment companies and in which we can provide better products and services than the smaller, fragmented competitors currently providing a significant portion of the services in this industry.

BUSINESS STRATEGY
-----------------

We intend to consolidate businesses operating within four areas of the oilfield services and equipment market: (i) casing related services, (ii) air compression equipment, (iii) directional drilling, and (iv) rental tools, each of which are described below. We also believe that significant opportunities exist to cross-market to the customers of our various businesses.

CASING AND TUBING COMPANIES. Most wells drilled for oil and gas require some form of casing and tubing to be installed during the drilling and the completion phase of a well. We believe that through geographic expansion we can optimize the utilization of both casing handling and tubing tools, as well as personnel.

AIR COMPRESSORS. Our primary focus will be to expand the air compression business related to underbalanced drilling, which we believe provides a cost-effective alternative to traditional drilling methods for certain types of reservoirs. As such, we expect to see an increased use of underbalanced drilling in North America.

DIRECTIONAL AND HORIZONTAL DRILLING. This segment of the oilfield services and equipment market has seen substantial growth over the last ten years. We believe that this fragmented segment offers substantial consolidation opportunities.

RENTAL TOOLS. We believe that the rental tool and equipment business offers high margins, significant operating leverage and may also offer some synergistic benefits to the other three segments. We do not currently have operations in this area of the market.

ACQUISITION PROFILE. We intend to seek to identify and acquire companies with significant management and field expertise, strong client relationships and high quality products and services. With typically less than $20 million in revenues, each target company is likely to have limited financial resources for expansion and few exit alternatives for the owners.

DESCRIPTION OF SUBSIDIARIES' BUSINESSES
---------------------------------------

MOUNTAIN COMPRESSED AIR, INC. MCA is a leading natural gas exploration and drilling rental company providing equipment and trained personnel in the southwestern United States, and was acquired by OilQuip in February 2001. MCA primarily provides compressed air equipment and trained operators to companies drilling for natural gas. MCA believes that it has a significant share of the market for compressed air services in the San Juan basin of New Mexico.

MCA's products and services are almost exclusively geared towards air drilling. Air drilling is a method of rotary drilling that uses compressed air, mist or foam as the circulation medium, rather than mud, and is used primarily in formations containing small amounts of water. As the bit drills, the compressors provide air to move the cuttings away from the bit's teeth and lift them to the surface for disposal. Air, unlike mud, exerts very low pressure on the bottom of the hole. As a result, the drilling rate can be dramatically increased. Air drilling equipment is also favored in natural gas exploration and production in many areas where formations are stable enough to allow drilling with air or where lost circulation conditions do not allow the use of drilling fluids as a method of removing drilled cuttings from the well bore.

With over 30 years of drilling experience, MCA's specialists have developed extensive knowledge of down-hole conditions and have developed highly specialized mists and foams, which provide more efficient and safer air drilling. MCA has been a pioneer in developing highly technical equipment, procedures and processes to increase rate of penetration, bit life, and to successfully drill "lost circulation" zones. Due to the technical nature of the equipment, a highly trained staff of field service personnel, parts inventory and a diversified fleet of natural gas compressors are often necessary to perform such functions in the most economic and safe manner. MCA has a fleet of 35 identical Gardner-Denver two-stage reciprocating compressors, powered by Caterpillar diesel engines. MCA uses a piston type air compressor, which results in low fuel consumption and reliable performance. We believe MCA is a leader in its market due to its successful 25 year operating history of providing equipment rental and services for natural gas production in the San Juan basin and Rocky Mountain regions of the United States.

Product technology is an increasingly important aspect of MCA's products and services. Improving technology helps MCA provide customers with more efficient, higher margin and cost-effective tools to find and produce natural gas. MCA intends to offer the newest technologies and services to reduce customers' drilling and production costs through more efficient and accurate air drilling techniques. MCA maintains its own repair and maintenance facilities and replacement parts inventory.

JENS OILFIELD SERVICE, INC. Jens' Oilfield Service, Inc. ("Jens"), founded in 1982, is headquartered in Edinburg, Texas. Jens supplies specialized equipment and trained operators that are utilized to install and replace casing and production tubing required to drill and complete oil and gas wells. Jens' provides equipment to both onshore and offshore drilling and workover operations.

Jens has an extensive inventory of specialized equipment consisting of casing tongs and laydown machines in various sizes, powered by diesel motor driven hydraulic pumps. Non-powered equipment consists of elevators, slips, links and projectors. Jens' also maintains other revenue-generating equipment such as forklifts and delivery trucks that transport Jens' various rental equipment and transfer the customer's casing from truck to pipe rack.

Jens' provides service primarily to South Texas, as well as in Mexico through a joint venture partner, in Villa Hermosa, Reynosa, Vera Cruz, and Ciudad de Carmen, Mexico. For the Mexico operations, Jens' provides equipment for Pemex.

STRATA DIRECTIONAL TECHNOLOGY, INC. Strata was founded in January 1996 and is headquartered in Houston, Texas. Strata provides Measure While Drilling ("MWD") directional and horizontal drilling services to oil and gas companies operating both onshore and offshore. Strata also performs short radius wireline drilling, slimhole reentry, and casing window milling services primarily to onshore oil and gas operations.

Strata has pursued a strategy of providing high end directional drilling technology services in geographic or technical niche markets where customized, and technically focused applications are necessary to be conducted by highly experienced personnel using state-of-the-art tools. These include well site computers to provide "real time" bore hole location and geological information.


Strata owns six measurement while drilling (MWD) systems with back up tools and four wireline steering tool units. Strata's sales, well planning, technical support and drilling operations support team has extensive experience in newly developed directional and reentry drilling technology. Flexibility to select tools, software, technology and applications that meet the customer's specifications has enabled Strata to establish a strong presence in the Austin Chalk area and diversify geographically along the Gulf Coast. Upon damage to equipment utilized on the job, Strata is fully reimbursed through either the operator of the well or insurance.

CYCLICAL NATURE OF EQUIPMENT RENTAL AND SERVICES INDUSTRY
---------------------------------------------------------

The oil and gas equipment rental and services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is worldwide supply and demand for oil and natural gas (the supply and demand for oil and gas are generally correlative). Its peaks and valleys are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in stronger revenues and profits for services and equipment companies.

After experiencing a strong market throughout most of 2000 and the first half of 2001, the energy services industry experienced a significant drop-off due to lower demand for hydrocarbons (particularly natural gas), which is largely a function of the U.S. recession, a warm winter and increased inventory levels. Management believes that energy services activity will rebound in 2002 due to increased demand and declining production rates. Because of these market fundamentals for natural gas, management believes the long-term trend of activity in the oilfield services market will be favorable at least through 2003.

COMPETITION
-----------

We experience significant competition in all areas of our business. In general, the markets in which we compete are highly fragmented, and a large number of companies offer services that overlap and are competitive with our services and products. We believe that the principal competitive factors are technical capabilities, management experiences, past performance and price. While we have considerable experience, there are many other companies that have comparable skills. Many of our competitors are larger and have greater financial resources than we do.

MCA believes that it has a significant share of the market for compressed air services in the San Juan basin of New Mexico. There are a number of larger and better capitalized companies providing compressed air services throughout the Southwest.

The casing crew market is highly competitive with at least 30 casing crew companies working in the U.S. alone. We believe only a few contractors provide services in the territories in Mexico where Jens operates.

Three directional drilling companies dominate the market, with the balance generally consisting of smaller regional niche players, including Strata.


CUSTOMERS
---------

MCA services customers in the New Mexico, Colorado, the Gulf of Mexico, Utah, Wyoming, Texas, Louisiana, California and Nevada. MCA has relied on strong customer relationships to generate sales and has not implemented a formalized sales and marketing effort. MCA has no dedicated sales and marketing personnel because it has historically operated at or near capacity. Further, MCA's management believes that no one employee is key to the company's relationship with key customers. However, MCA is reliant on one customer, Burlington Resources, Inc., which accounted for 69.3% of total revenue in 2000 and 65% of total revenue in 2001. A loss of this customer would cause its business to suffer.

Jens primarily services customers in South Texas. For the years ended 2001 and 2000, one customer, El Paso Energy Corp., accounted for more than 10% of its annual revenues. Jens' top ten customers accounted for $4.2 million, or 42% and $2.7 million, or 33% of revenues for the years ended 2001 and 2000, respectively.

Strata primarily services customers in Texas and Louisiana. For the years ended 2001 and 2000, two customers accounted for more than 10% of Strata's annual revenues. Strata's top ten customers accounted for $9.8 million or 75%, and $8.7 million or 76%, of revenues for the years ended 2001 and 2000, respectively

SUPPLIERS
---------

Where possible, we purchase equipment from a number of suppliers and at auctions on an opportunistic basis. The equipment provided by these suppliers is customized and often times overhauled by MCA in order to improve performance. In other instances, equipment must be made to order. As a result of purchasing the majority of its equipment at auction, MCA is not significantly dependent upon any one supplier.


EMPLOYEES
---------

Our strategy is to acquire Companies with strong management and to enter into long-term employment contracts with key employees in order to preserve customer relationships and assure continuity following acquisition. We believe we have good relations with our employees, none of which are represented by a union. We actively train employees across various functions, which we believe is crucial to motivate our workforce and maximize efficiency. Employees showing a higher level of skill are trained on the more technically complex equipment and given greater responsibility. All employees are responsible for on-going quality assurance.

At December 31, 2001, we had 45 employees, which included 43 MCA employees and 2 employees of Allis-Chalmers Corporation. At March 1, 2002, Jens and Strata had 84 and 35 employees, respectively.

INSURANCE
---------

We carry a variety of insurance for our operations, and are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. For example, an adverse claim could arise that is in excess of our coverage. Finally, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in increases in our cost or higher deductibles and retentions.


FEDERAL REGULATIONS AND ENVIRONMENTAL MATTERS
---------------------------------------------

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Because we provide services to companies producing oil and gas, which are toxic substances, we may become subject to claims relating to the release of such substances into the environment. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on us, it is always possible that an environmental claim could arise that could cause its business to suffer.

In addition to claims based on our current operations, we are from time to time subject to claims relating to our activities prior to our bankruptcy in 1988 (See, "Item 2. Legal Proceedings").

HOUSTON DYNAMIC SERVICE, INC.
----------------------------

HDS, which was disposed of on December 12, 2001, services and repairs various types of mechanical equipment, including compressors, pumps, turbines, engines and other machinery, providing repair, inspection, testing and other services for various industrial customers, including those in the petrochemical, chemical, refinery, utility, waste and waste treatment, minerals processing, power generation, pulp and paper and irrigation industries.

INTELLECTUAL PROPERTY RIGHTS
----------------------------

As part of the overall corporate strategy to focus on its core business of providing services to the oil and gas industry and to increase shareholder value, the Company intends to sell or license its worldwide rights to patents, trade names and logos for products and services outside the energy sector.

ITEM 2.  PROPERTIES
-------------------

MCA leases an 18,000 square foot facility in Grand Junction, Colorado, which is used as offices, shop and as a warehouse. It also leases a storage yard in Farmington, New Mexico.

Jens' maintains a facility, which has approximately 10,000-sq. ft. of office space and 2,500-sq. ft. of warehouse space and an additional repair shop and maintenance facility in Edinburg, Texas.

Strata leases office space and a shop in Houston, Texas. In connection with the acquisition of Strata, we relocated our principal executive offices to Strata's offices in Houston, Texas.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------


REORGANIZATION PROCEEDINGS UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY
---------------------------------------------------------------------------
CODE.
-----

On June 29, 1987, we filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Our plan of reorganization was confirmed by the Bankruptcy Court after acceptance by our creditors and stockholders, and was consummated on December 2, 1988.

At confirmation of our plan of reorganization, the United States Bankruptcy Court approved the establishment of the A-C Reorganization Trust as the primary vehicle for distributions and the administration of claims under our plan of reorganization, two trust funds to service health care and life insurance programs for retired employees and a trust fund to process and liquidate future product liability claims. The trusts assumed responsibility for substantially all remaining cash distributions to be made to holders of claims and interests pursuant to our plan of reorganization. We were thereby discharged of all debts that arose before confirmation of our plan of reorganization.

We do not administer any of the aforementioned trusts and retain no responsibility for the assets transferred to or distributions to be made by such trusts pursuant to our plan of reorganization.

As part of our plan of reorganization, we settled U.S. Environmental Protection Agency ("EPA") claims for cleanup costs at all known sites where we were alleged to have disposed of hazardous waste. The EPA settlement included both past and future cleanup costs at these sites and released us of liability to other potentially responsible parties in connection with these specific sites. In addition, we negotiated settlements of various environmental claims asserted by certain state environmental protection agencies.

Subsequent to our bankruptcy reorganization, the EPA and state environmental protection agencies have in certain cases asserted we are liable for cleanup costs or fines in connection with several hazardous waste disposal sites containing products manufactured by us prior to consummation of the Plan of Reorganization. In each instance, we have taken the position that the cleanup cost or other liabilities related to these sites were discharged in the bankruptcy, and the cases have been disposed of without material cost. A number of Federal Courts of Appeal have issued rulings consistent with this position and based on such rulings we believe that we will continue to prevail in our position that our liability to the EPA and third parties for claims for environment cleanup costs for pre-bankruptcy releases or threatened releases of environmental contaminants has been discharged. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities which would have a material, adverse effect on us.

The EPA and certain state agencies also continue to request information in connection with various waste disposal sites in which products manufactured by us before consummation of the Plan of Reorganization were disposed of by other parties. Although we have been discharged of liabilities with respect to hazardous waste sites, we are under a continuing obligation to provide information with respect to our products to federal and state agencies. The A-C Reorganization Trust, under its mandate to provide Plan of Reorganization implementation services to us, has responded to these informational requests because pre-bankruptcy activities are involved, and therefore we do not incur material expenses as a result of responding to such requests.

No environmental claims have been asserted against us involving our postbankruptcy operations. However, there can be no assurance that we will not be subject to material environmental claims in the future.

We are named as a defendant from time to time in product liability lawsuits alleging personal injuries resulting from our activities prior to our reorganization, which claims are referred to and handled by the products liability trust formed in connection with our reorganization. As with environmental claims, we do not believe we are liable for product liability claims relating to our business prior to our bankruptcy; moreover, the products liability trust is processing (and is responsible for the costs associated with) all such claims. However, there can be no assurance that we will not be subject to material product liability claims in the future.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

MARKET INFORMATION. There is no established public trading market for the common stock, which is traded on the Over the Counter Bulletin Board. We have no current intention to apply to list the common stock on any exchange.

The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated:

CALENDAR QUARTER                         HIGH          LOW             VOLUME
----------------                         ----          ---             ------
2000
   First Quarter....................      3.63          1.50           3,500
   Second Quarter...................      4.13          2.00          25,200
   Third Quarter....................      3.50          2.06          15,300
   Fourth Quarter...................      3.25          1.44           9,700
2001
   First Quarter....................      1.75          1.44          12,100
   Second Quarter...................      2.50          1.30          18,600
   Third Quarter....................      1.85          1.07           6,200
   Forth Quarter....................      1.70           .90           8,200

HOLDERS. As of March 22, 2002, there were approximately 6,852 holders of our common stock. On March 22, 2002, the bid price for our common stock was $0.55.

DIVIDENDS. No dividends were declared or paid during the past three years, and no dividends are anticipated to be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES. In 2001 we issued 10,000,000 shares of our common stock to the shareholders of OilQuip Rentals, Inc. ("OilQuip") in connection with the merger of OilQuip into a wholly-owned subsidiary. As a result of the transaction, OilQuip became our wholly-owned subsidiary and the seven former shareholders of OilQuip became the owners of 86.3% of our outstanding common stock (See Notes 1 and 4 to our Consolidated Financial Statements). The transaction was exempt from registration under the Securities Act of 1933 because the transaction did not involve a public offering.

In October 2001, we issued an option to purchase 500,000 shares of our common stock to Leonard Toboroff, a director and our Executive Vice President. The option is exercisable for a period of ten years at an exercise price of $0.50 per share. The option was issued in consideration of services rendered to us (See Note 10 to our Consolidated Financial Statements and "Item 13 - Certain Transactions."). The transaction was exempt from registration under the Securities Act of 1933 because the transaction did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

ALLIS-CHALMERS SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------

As discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation", in May 2001, for financial reporting purposes, we were deemed to be acquired by OilQuip Rentals, Inc. Accordingly, the following data for periods prior to May 2001 reflect only the operations of OilQuip Rentals, Inc., which was incorporated in February 2000, and, from February 2001, its subsidiary, MCA.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     PERIOD FEBRUARY 4, 2000
                                                                       (INCEPTION) THROUGH
                                      YEAR ENDED DECEMBER 31,2001       DECEMBER 31, 2000
                                      ----------------------------      -----------------
Sales                                          $ 4,796                     $     -
Income (loss) from continuing
      operations                               $(2,273)                    $  (627)
Net income (loss)                              $(4,577)                    $  (627)


Per Share Data:
Net (loss) income per common
share, basic and diluted                       $ (1.15)                    $ (1.57)
Weighted average number of common
shares outstanding, basic and diluted            3,952                         400



                         CONSOLIDATED BALANCE SHEET DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          AS OF DECEMBER 31,
                                                          ------------------
                                                         2001              2000
                                                         ----              ----
Total Assets                                           $12,465           $ 2,360
Long-term debt classified as:
    Current                                            $  1023           $     -
    Long Term                                          $ 6,833           $     -
Stockholders' Equity                                   $ 1,250           $ 2,348

Book value per share                                   $  0.10           $  5.87

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

BACKGROUND
----------

Prior to 2001, we operated primarily through HDS. In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of MCA. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens. (see, "--Recent Developments --Acquisition of Jens Oilfield Service, Inc, and Strata Directional Drilling, Inc.; Disposition of HDS," below). Our business conducted in 2001 did not include the operations of Jens and Strata which will be material to our continuing business operations.

For accounting purposes, the OilQuip Merger was treated as a reverse acquisition of Allis-Chalmers and financial statements presented herein for periods prior to May 2001 present the results of operations and financial condition of OilQuip. As a result of the OilQuip Merger, the fixed assets, and goodwill and other intangibles of Allis-Chalmers in existence immediately prior to the Merger (the "Prior A-C Assets") were increased by $2,691,000. Goodwill and other intangibles included in the Prior A-C Assets are being amortized over 10 to 20 years and the fixed assets included in the Prior A-C Assets are being depreciated over 10 years.

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2001 and 2000 reflect the business operations of OilQuip. From its inception on February 4, 2000 to February 6, 2001, OilQuip was in the developmental stage. OilQuip's activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations for prior to February 6, 2001 had no sales, cost of sales, or marketing and administrative expenses that would be reflective of the ongoing company. On February 6, 2001, OilQuip acquired the assets of Mountain Air which conducted natural gas exploration equipment rental and services operations. On May 9, 2001, OilQuip acquired the Prior A-C Assets, including the operations of HDS. The results of operation of HDS, which was sold in December 2001, are included in discontinued operations from May 9, 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO PERIOD FEBRUARY 4, 2000 (INCEPTION)
----------------------------------------------------------------------------
THROUGH DECEMBER 31, 2000:
--------------------------

Sales for the year 2001 totaled $4,796,000, reflecting the revenue of MCA following the acquisition of the assets from MCA's predecessor, Mountain Air Drilling, Inc. (the "Mountain Air Acquisition"). In the Period February 4, 2000 (inception) through December 31, 2000, OilQuip had no revenues.

Gross margin, as a percentage of sales, was 30.5% in 2001.

General and administrative expense was $2,898,000 in 2001 compared with $627,000 in the period February 4, 2000 (inception) through December 31, 2000 increasing as a result of the Mountain Air Acquisition and the issuance of stock options in 2001.

We had EBITDA (earnings before interest, income taxes, depreciation and amortization) loss from continuing operation of $330,000 for the year ended December 31, 2001.

We incurred a net loss from continuing operations of $2,273,000, or $0.57 per common share, for the year 2001 compared with a loss by OilQuip of $627,000, or $1.57 per common share, for the period from February 4, 2000 (inception) through December 31, 2000. The Company incurred a net loss of $4,577,000, or $1.15 per common share, for the year 2001 compared with a loss by OilQuip of $627,000, or $1.57 per common share, for the period February 4, 2000 (inception) through December 31, 2000

The loss from discontinued operations for 2001 of $2,304,000 includes the loss on the sale of HDS.

PRO FORMA RESULTS

Pro forma results of operation set forth below includes results of operations of the Oilquip, MCA and MCA's predecessor for all of 2001 and excludes the operations of HDS. These financial statements should be read in conjunction with the pro forma financial statements included herein.

Pro forma sales in the year 2001 totaled $5,289,000, which represents sales by MCA and its predecessor.

Pro forma gross profit totaled $2,222,000 for a gross profit margin of 42.0% of sales in 2001.

The Company had pro forma EBITDA (loss) and an operating loss of $6,000 and $1,188,000, respectively, for the year ended December 31, 2001.

The Company incurred a pro forma net loss from continuing operations of $2,039,000, or $0.18 per common share, for the year ended December 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $152,000 at December 31, 2001, an increase from $4,000 for OilQuip at December 31, 2000 mainly due to the OilQuip Merger and the Mountain Air Acquisition.

Net trade receivables at December 31, 2001 were $973,000. This increased significantly from the December 31, 2000 balance for OilQuip due to the Mountain Air Acquisition..

Net property, plant and equipment were $4,246,000 at December 31, 2001, as a result of Mountain Air Acquisition and the OilQuip Merger. Capital expenditures for the year 2001 were $402,000. Capital expenditures for 2002 are projected to be approximately $350,000.

Trade accounts payable at December 31, 2001 were $298,000. This increased significantly from the December 31, 2000 balance due the Mountain Air Acquisition and the OilQuip Merger.

Other current liabilities, excluding the current portion of long term debt, were $1,637,000 consisting of interest in the amount of $176,000, accrued salary and benefits in the amount of $851,000, and legal and professional expenses in the amount of $610,000. Included in salary and benefits payable is deferred compensation in the amount of $318,000 due the CEO of the Company. All of these balance sheet accounts increased significantly from December 31, 2000 balances for OilQuip due to the Mountain Air Acquisition

Long term debt was $7,856,000 at December 31, 2001 including current maturities. Long-term debt was primarily a result of the cost of the Mountain Air Acquisition in February 2001:

         o A term loan in the amount of $3,550,000 at a floating interest rate with quarterly principal payments of $147,917. The maturity date of the loan is February 7, 2004.

         o A seller's note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

         o        Subordinated debt in the amount of $1,400,000 at 12% interest.
                  The principal will be due on January 31, 2004. In connection with incurring the debt, the Company issued redeemable warrants which have been recorded as a liability of $600,000. This amount is amortizable over three years as additional interest expense. $183,000 has been amortized in 2001.

         o A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (Interest rate of 5.25% at December 31, 2001) The principal will be due on February 7, 2004.

As described below in, "-- Recent Developments --Acquisition of Jens Oilfield Service, Inc. and Strata Directional Drilling, Inc.; Disposition of HDS," the Company incurred an additional $13.2 million in long-term debt in connection with the acquisition of Jens and Strata in February 2002.

As of September 30, 2001, the Company was in default of certain covenants set forth in its term loan and subordinated debt agreements with financing institutions, relating to the maintenance of certain financial ratios. In the first quarter of 2002, the financing institutions granted forbearance for the default at September 30, 2001 and the Company is now in compliance with the debt covenants. The Company continues to make all payments to the financing institution in compliance with the debt agreements.

In addition to the debt discussed above, the Company had available lines of credit totaling $775,000 at December 31, 2001, of which $400,000 was available and unused. In connection with the acquisition of Jens and Strata in February 2002, these lines of credit were increased to $4,275,000 of which $858,000 was available and unused at February 28, 2002.

Our long term capital needs are to provide funds for the existing operations, the retirement of existing debt, the redemption of the Series A Preferred Stock and to secure funds for the acquisitions in the oil and gas equipment rental and services industry. To continue our growth through additional acquisitions we will require additional financing, which may include the issuance of new equity or debt securities, as well as secured and unsecured loans (substantially all of our assets are pledged to secure our existing financing). We have had discussions regarding the issuance of additional equity securities; however, there can be no assurance that we will be able to consummate any such transaction.

RECENT DEVELOPMENTS --ACQUISITION OF JENS OILFIELD SERVICE, INC. AND STRATA
---------------------------------------------------------------------------
DIRECTIONAL DRILLING, INC.; DISPOSITION OF HDS
----------------------------------------------

DISPOSITION OF HDS. As part of a corporate strategy to focus on providing services to the oil and gas industry, on December 12, 2001, we sold the stock of HDS to the general manager of HDS, Clayton Lau. Under the terms of the sale, we received a promissory note from the Lau in the amount of $790,500 due on November 30, 2007, secured by certain HDS equipment. HDS assigned to us the HDS accounts receivable and we assumed the obligation to pay the HDS accounts payable and the outstanding balance on a revolving line of credit in the amount of $375,000. A loss on the sale of approximately $2.0 million resulting from the sale was recorded for the year ended December 31, 2001. The note received from the Lau was collaterally assigned to Wells Fargo Bank Texas, National Association.

JENS OIL FIELD TRANSACTION. We purchased 81% of the outstanding stock of Jens for (i) $10,250,000 in cash, (ii) a $4,000,000 note payable with a 7.5% interest rate and the principal due in four years, (iii) $1,000,000 for a non-compete agreement payable monthly for five years, (iv) an additional payment estimated to be from $1,000,000 to $1,250,000, based upon Jens' working capital as of December 31, 2001, (v) 1,397,849 shares of our common stock, and (vi) an amount equal to the net income of Jens for the period January 1, 2002 through January 31, 2002. We entered into a three year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens and Mr. Mortensen providing for restrictions against transfer of the stock of Jens by us and Mr. Mortensen, and providing Mr. Mortensen the option after February 1, 2003, to exchange his shares of stock of Jens for shares of our common stock with a value equal to 4.6 times the trailing EBITDA of Jens determined in accordance with GAAP, less any intercompany loans or third party investments in Jens, times nineteen percent (19%). Our common stock will be valued based on the average closing bid price for the stock for the preceding 30 days. Mr. Mortensen has a demand registration right pursuant to the Shareholder Agreement that requires the Company to register his shares of the Company under the Securities Act of 1933, as amended, which can not be effected until after August 1, 2002, and within 3 years thereafter at Mr. Mortensen's cost, along with piggyback registration rights.

STRATA ACQUISITION. We acquired 100% of the preferred stock and 95% of the common stock of Strata in consideration for the issuance to Energy Spectrum Partners, LP ("Energy Spectrum") of 6,559,863 shares of our common stock, warrants to purchase an additional 437,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock"). In addition, in the event the Series A Preferred Stock is not converted or redeemed prior to February 4, 2004, an additional warrant will be issued to Energy Spectrum which will entitle it to acquire 875,000 shares at an exercise price of $0.15 per share. Energy Spectrum, which is now our largest shareholder, is a private equity fund headquartered in Dallas.

The Series A Preferred Stock issued to Energy Spectrum in connection with the Strata transaction has cumulative dividends at $ .10 per share payable in cash or additional Series A Preferred Stock. Additionally, the Series A Preferred Stock is convertible at $0.75 per share of Company common stock until February 1, 2003, when the conversion price will be lowered to the lesser of (i) $0.60 per share or (ii) 75% of the market price calculated in accordance with the certificate of designations of the Series A Preferred Stock. The Series A Preferred Stock is also subject to anti-dilution in the event of issuances below the conversion price of the Series A Preferred Stock and is subject to mandatory redemption on the second anniversary date of issuance or earlier from the net proceeds of new equity sales and is subject to optional redemption by us at any time. The redemption price of the Series A Preferred Stock is $1.00 per share plus an amount equal to all accrued and unpaid dividends to such date. In addition, the holder of the Series A Preferred Stock is entitled to appoint three directors to our Board of Directors and three persons designated by Energy Spectrum, Thomas O. Whitener, Jr., James W. Spann, and Michael D. Tapp, were appointed as directors upon consummation of the acquisition of Strata. We also granted Energy Spectrum registration rights which includes two demand registrations at our expense and piggyback registration rights.

BANK FINANCING. In connection with the acquisition of Jens, Wells Fargo Bank and its affiliates (the "Banks") provided $5,574,396 in financing consisting of a revolving credit facility in the amount of $1,000,000, a term equipment facility in the amount of $4,042,396 and a real estate term facility in the amount of $532,000. The facilities have a floating interest rate and a maturity date of February 1, 2005.

In connection with the acquisition of Strata, the Banks provided financing of $4,154,000 consisting of a revolving credit facility in the amount of $2,500,000 and a term facility in the amount of $1,654,000. The facilities have a floating interest rate and a maturity date of February 1, 2005.

In connection with the Jens and Strata acquisitions, the banks also made a subordinated loan to us in the amount of $3,000,000. This loan has a 12.0% interest rate and a maturity date of February 1, 2005. Energy Capital has been issued warrants for 1,165,000 shares of common stock at a $0.15 exercise price and 335,000 warrants to purchase common stock at $1.00 per share exercise price in connection with their subordinated debt financing. We have the right to redeem 465,000 of these warrant for $600,000 after two years and 700,000 of these warrants for $900,000 after three years. In addition, previously issued warrants to purchase common stock of MCA were cancelled.

Substantially all of the Company's tangible assets have been pledged as collateral on the loans from the Banks.

As a result of the transactions described above, we have outstanding approximately 19.5 million shares of common stock, as well as preferred stock, options and warrants convertible into or exercisable for an additional 9.6 million shares.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company will adopt SFAS No. 144 for its fiscal year beginning January 1, 2002.


                                  RISK FACTORS

This Annual Report on Form 10-K (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and in our other SEC filings and publicly available documents. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K.

LOW PRICES FOR OIL AND NATURAL GAS WILL ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES AND PRODUCTS.

The natural gas exploration and drilling business is highly cyclical. Exploration and drilling activity declines as marginally profitable projects become uneconomic and either are delayed or eliminated. A decline in the number of operating oil rigs would adversely affect our business. Accordingly, when oil and natural gas prices are relatively low, our revenues and income will suffer. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

WE ARE HIGHLY LEVERAGED.

As a result of acquisition financing, we are highly leveraged. At February 28, 2002, we had approximately $21 million of debt outstanding. Our level of debt will impair our ability to obtain additional financing, makes us more vulnerable to economic downturns and declines in oil and natural gas prices, and makes us more vulnerable to increases in interest rates. We may not maintain sufficient revenues to meet our debt obligations or to fund our operations. Our lack of funds may limit our flexibility in planning for, or reacting to, changes in our business and industry, place us at a competitive disadvantage compared to our competitors that have greater access to funds, limit our ability to borrow additional funds, and result in an event of default if we fail to comply with the financial and other restrictive covenants in the our debt obligations.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

Our ability to fund operations, to make payments on or refinance our indebtedness, and to fund planned acquisitions and capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OUR HISTORICAL RESULTS ARE NOT AN INDICATOR OF FUTURE OPERATIONS.

Our business is conducted through three subsidiaries, one of which was acquired in February 2001 and two of which were acquired in February 2002. As a result, past performance is not indicative of future results and our likelihood of success must be considered in light of the volatility of our industry, our leveraged condition, competition, and other factors set forth herein.

OUR FAILURE TO OBTAIN ADDITIONAL FINANCING MAY ADVERSELY AFFECT US.

Expansion of our operations through the acquisition of additional companies will require substantial amounts of capital. The availability of financing may affect our ability to expand.

There can be no assurance that funds for such expansion, whether from equity or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. We may also enter into strategic partnerships for the purpose of developing new businesses. Our future growth may be limited if we are unable to complete acquisitions or strategic partnerships.

WE MAY HAVE DIFFICULTIES INTEGRATING ACQUIRED BUSINESSES.

We may not be able to successfully integrate the business of MCA, Strata and Jens. The integration of the businesses will be complex and time consuming and may disrupt our future business. We may encounter substantial difficulties, costs and delays involved in integrating common information and communication systems, operating procedures, financial controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. The various risks associated with our acquisition of businesses and uncertainties regarding the profitability of such operations could have a material adverse effect on us.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO ACQUIRE AND INTEGRATE ADDITIONAL BUSINESSES.

Our business strategy is to acquire companies operating in the oil and natural gas equipment rental and services industry. However, there can be no assurance that we will be successful in acquiring any additional companies. Our successful acquisition of new companies will depend on various factors, including our ability to obtain financing, the competitive environment for acquisitions, as well as the integration issues described in the preceding paragraph. There can be no assurance that we will be able to acquire and successfully operate any particular business, that we will be able to expand into areas that we have targeted


WE MAY NOT EXPERIENCE EXPECTED SYNERGIES.

We may not be able to achieve the synergies we expect from the combination of businesses, including our plans to reduce overhead through shared facilities and systems, to cross market to the businesses' customers, and to access a larger pool of customers due to the combined businesses' ability to provide a larger range of services.


THERE IS NO TRADING MARKET FOR OUR COMMON STOCK

Our common stock is not registered on any exchange or NASDAQ and is traded only sporadically on the Over the Counter Bulletin Board. There can be no assurance that an active market for our common stock will develop in the future.

EXISTING SHAREHOLDERS MAY BE DILUTED IN CONNECTION WITH ADDITIONAL FINANCINGS.

We expect to issue additional equity securities in connection with the acquisition of additional businesses, as well as in connection with employee benefit plans and other plans. Such issuances will dilute the holdings of existing stockholders. Such securities may be prior to or on a parity with, our common stock.

COMPETITION COULD CAUSE OUR BUSINESS TO SUFFER.

The natural gas equipment rental and services industry is highly competitive. Despite recent consolidation activities, the industry remains highly fragmented. Some of our competitors are significantly larger and have greater financial, technological and operating resources than we do. In addition, a number of individual and regional operators compete with us throughout our existing and targeted markets. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer.


OUR PRODUCTS AND SERVICES MAY BECOME OBSOLETE.

Our business success is dependent upon providing our customers efficient, cost-effective oil and gas drilling equipment. While we are not aware of any new types of equipment or technology which would compete with our equipment and services, there can be no assurance that new technologies will not be developed which may render some of our equipment and technologies obsolute, and have a material adverse effect on us.

WE ARE CONTROLLED BY A FEW STOCKHOLDERS.

A small number of stockholders effectively control us. Energy Spectrum, Mr. Hidayatallah and Colebrook Investements, Inc. own approximately 33.6%, 22.4% and 17.3%, respectively, of our currently outstanding common stock, and Energy Spectrum owns Series A Preferred Stock and Warrants which entitle it to acquire shares which would give Energy Spectrum ownership of approximately 47% of our outstanding common stock. In addition, as the holder of the Series A Preferred Stock, Energy Spectrum has the right to elect three (3) directors to our Board of Directors. Energy Spectrum and either Mr. Hidayatallah or Colebrook Investments, Inc., voting together, will have the power to control the outcome of all matters requiring stockholder approval, including the election of our directors or a proposed change in control of the Company.

No natural person controls Colebrooke, and none of our officers or directors has a financial interest in Colebrooke. The owner of all of Colebrooke's shares is Jupiter Trust, a Guernsey trust. The corporate trustee of Jupiter Trust is the Ansbacher Trust Company ("Ansbacher"), a Guernsey trust in which action is taken upon majority vote of such trust's three directors, Messrs. Robert Bannister and Phillip Retz and Ms. Rachel Whatley. Such directors have absolute discretion to take action and make investment decisions on behalf of Ansbacher and can be deemed to control Ansbacher, which has sole voting and dispository power over the shares of Colebrooke. There are no individuals directors of Colebrooke; the corporate director for Colebrooke is Plaiderie Corporate Directors One Limited, a Guernsey Company ("Plaiderie"). Plaiderie is wholly-owned by Ansbacher Guernsey Limited ("Ansbacher Limited"), a controlled registered bank in Guernsey. The ultimate parent of Ansbacher Limited is First Rand Limited ("First Rand"), a publicly-owned company listed on the Johannesburg Stock Exchange. First Rand can be deemed to control Plaiderie.

DEPENDENCE UPON KEY PERSONNEL.

We are dependent upon the efforts and skilled of our executives, including our President, Chief Executive Officer and Chairman Munawar H. Hidayatallah, to manage our business as well as to identify and consummate additional acquisitions. In addition, our business strategy is to acquire businesses which are dependent upon skilled management personnel, and to retain such personnel to operate the business. The loss of the services of Mr. Hidayatallah or one or more of our key personnel at our operating subsidiaries could have a material adverse effect on us. We do not maintain key man insurance on any of our personnel. In addition, our development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain such employees.

OUR CUSTOMERS' CREDIT RISKS COULD CAUSE OUR BUSINESS TO SUFFER.

The majority of our customers are engaged in the energy industry. This concentration of customers may impact our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions.

WE ARE VULNERABLE TO PERSONAL INJURY AND PROPERTY DAMAGE.

Our services are used for the exploration and production of natural gas. These operations are subject to inherent hazards that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an accident at a location where our products or services are used or provided may result in our being named as a defendant in lawsuits asserting potentially large claims. We maintain customary insurance to protect our business against these potential losses. However, we could become subject to material uninsured liabilities.

GOVERNMENT REGULATIONS COULD CAUSE OUR BUSINESS TO SUFFER.

We are subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Although we are not aware of any proposed material changes in any such statutes, rules or regulations, any changes could cause our business to suffer.

LABOR COSTS OR THE UNAVAILABILITY OF SKILLED WORKERS COULD CAUSE OUR BUSINESS TO SUFFER.

We are dependent upon the available labor pool of skilled employees. We are also subject to the Fair Labor Standards Act, which governs such matters as a minimum wage, overtime and other working conditions. A shortage in the labor pool or other general inflationary pressures or changes in applicable laws and regulations could require us to enhance our wage and benefits packages. There can be no assurance that our labor costs will not increase. Any increase in our operating costs could cause our business to suffer.

WE MAY BE SUBJECT TO CERTAIN ENVIRONMENTAL LIABILITIES RELATING TO DISCONTINUED OPERATIONS.

We were reorganized under the bankruptcy laws in 1988; since that time, a number of parties, including the Environmental Protection Agency (the "EPA"), have asserted that we are responsible for the cleanup of hazardous waste sites. These assertions have been made only with respect to our pre-bankruptcy activities. We believe such claims are barred by applicable bankruptcy law; however, if we do not prevail with respect to these claims, we could become subject to material environmental liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------
None.

ITEM 8.  FINANCIAL STATEMENTS.
------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                                            PAGE
                                                                            ----

Financial Statements:

   Independent Auditors' Report                                               26
   Consolidated Statements of Operations for the Year Ended
     December 31, 2001 and the period February 4, 2000 (Inception)
     through December 31, 2000                                                27
   Consolidated Balance Sheets as of December 31, 2001 and 2000               28
   Consolidated Statement of Stockholders' Equity for the Year
     Ended December 31, 2001 and the period February 4, 2000 (Inception)
     through December 31, 2000                                                29
   Consolidated Statements of Cash Flows for the Year Ended
     December 31, 2001 and the period February 4, 2000 (Inception)
     through December 31, 2000                                                30
   Notes to Consolidated Financial Statements                                 31

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Allis-Chalmers Corporation
Houston, Texas

We have audited the consolidated balance sheets of Allis-Chalmers Corporation (the "Company") as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period from February 4, 2000 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allis-Chalmers Corporation as of December 31, 2001 and 2000, and the results of their consolidated operations and cash flows for the year ended December 31, 2001 and for the period from February 4, 2000 (Inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





                                                  /S/ GORDON, HUGHES & BANKS LLP

Greenwood Village, CO
February 21, 2002

                           ALLIS-CHALMERS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)

                                                                     Period from
                                                       Year          February 4,
                                                      Ended         2000 through
                                                   December 31,      December 31
                                                       2001              2000
                                                     --------          --------
Revenues                                             $ 4,796           $     -
Cost of revenues                                       3,331                 -
                                                     --------          --------
      Gross margin                                     1,465                 -

General and administrative expense                     2,898               383
Abandoned acquisition costs                                -               244
                                                     --------          --------
   Total operating expense                            (2,898)             (627)

(Loss) from operations                                (1,433)             (627)

Other income (expense):
  Interest income                                         41                 -
  Interest expense                                      (869)                -
  Other                                                  (12)                -
                                                     --------          --------
Total other income (expense)                            (840)                -
                                                     --------          --------
Net income (loss) from continuing operations          (2,273)             (627)
                                                     --------          --------

(Loss) from discontinued operations                     (291)                -
(Loss) on sale of discontinued operations             (2,013)                -
                                                     --------          --------

Net income (loss) from discontinued operations        (2,304)                -
                                                     --------          --------

Net income (loss)                                    $(4,577)          $  (627)
                                                     ========          ========

Income (loss) per common share (basic and diluted)
        Continuing operations                        $  (.57)          $ (1.57)
        Discontinued operations                         (.58)                -
                                                     --------          --------

Net income (loss) per common share                   $ (1.15)          $ (1.57)
                                                     ========          ========

Weighted average number of common shares
    outstanding
    Basic                                              3,952               400
                                                     ========          ========
    Diluted                                            3,952               400
                                                     ========          ========

     The accompanying Notes are an integral part of the Financial Statements


                                ALLIS-CHALMERS CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except par value)

                                                                           DECEMBER 31
                                                                           -----------
                                                                        2001           2000
ASSETS                                                               ---------      ---------
------
Cash and cash equivalents                                            $    152       $      4
Trade receivables                                                         973              -
Common stock subscribed                                                     -          1,838
Due from related party                                                     61            104
Other current assets                                                      153             20
                                                                     ---------      ---------
    Total current assets                                                1,339          1,966
Property and equipment, net of accumulated depreciation
     of $664 and $0 at December 31, 2001 and 2000                       4,246              -
Goodwill and other intangibles, net of accumulated amortization
     of $403 and $0 at December 31, 2001 and 2000                       5,067              -
Debt issuance costs, net of accumulated amortization
     of $79 and $0 at December 31, 2001 and 2000                          180              -
Lease deposit                                                             701              -
Note receivable                                                           791
Other assets                                                              141            394
                                                                     ---------      ---------
    Total assets                                                     $ 12,465       $  2,360
                                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current maturities of long-term debt                                 $  1,023    $         -
Trade accounts payable                                                    298             12
Accrued employee benefits and payroll taxes                               851              -
Accrued interest                                                          176              -
Accrued expenses                                                          610              -
                                                                     ---------      ---------
   Total current liabilities                                            2,958             12

Accrued postretirement benefit obligations                                824              -
Long-term debt                                                          6,833              -
Redeemable warrant                                                        600              -

Shareholders' equity
  Common stock, $0.15 par value (110,000 shares authorized;
    11,588,128 and 400,000 issued and outstanding at
    December 31, 2001 and 2000, respectively)                           1,738             60
  Capital in excess of par value                                        4,716          2,915
  Accumulated (deficit)                                                (5,204)          (627)
                                                                     ---------      ---------
   Total shareholders' equity                                           1,250          2,348
                                                                     ---------      ---------
Total liabilities and shareholders' equity                           $ 12,465       $  2,360
                                                                     =========      =========

         The accompanying Notes are an integral part of the Financial Statements.

                                          ALLIS-CHALMERS CORPORATION
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (In thousands, except share amounts)


                                                 COMMON STOCK              Capital in
                                                 ------------             Excess of Par    Accumulated
                                             Shares          Amount           Value         (Deficit)       Total
                                      -----------------------------------------------------------------------------
Balances, February 4, 2000
     (Inception)                                  -          $    -           $    -        $     -        $    -
Issuance of common stock subscribed
     at $94 per share                         4,250               -              400              -           400
Issuance of common stock for
     conversion of notes payable at
     $250 per share                           1,000               -              250              -           250
Issuance of common stock for cash
     at $326 per share                          307               -              100              -           100
Issuance of common stock subscribed
     at $326 per share                        3,068               -            1,000              -         1,000
Issuance of common stock subscribed
     at $350 per share                        1,250               -              438              -           438
Contributed capital and services                  -               -              787              -           787
Retroactive effect of
     Recapitalization on
     May 9, 2001                            390,125              60              (60)             -             -
Net (loss)                                        -               -                -           (627)         (627)
                                      -----------------------------------------------------------------------------
Balances, December 31, 2000                 400,000              60            2,915           (627)        2,348

Issuance of common stock
     in connection with
     Recapitalization.                   11,188,128           1,678            1,101              -         2,779
Issuance of stock options for
     services                                     -               -              500              -           500
Issuance of stock purchase warrants
     for services                                 -               -              200              -           200
Net (loss)                                        -               -                -         (4,577)       (4,577)
                                      -----------------------------------------------------------------------------
Balances, December 31, 2001              11,588,128          $1,738           $4,716        $(5,204)       $1,250
                                      =============================================================================

                   The accompanying Notes are an integral part of the Financial Statements.

                                ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                                                                Period from
                                                                    Year        February 4,
                                                                   Ended       2000 through
                                                                 December 31,   December 31,
                                                                    2001           2000
                                                                  --------       --------
Cash flows from operating activities:
    Net (loss) income                                             $(4,577)       $  (627)
    Adjustments to reconcile net (loss) income to
           net cash provided (used) by operating activities:
       Depreciation                                                   621              -
       Amortization                                                   482              -
       Abandoned acquisition costs                                      -            244
       Contributed services                                             -            250
       Issuance of stock options for services                         500              -
       Amortization of discount on debt                               183              -
       Changes in working capital:
           Decrease (increase) in accounts receivable                (511)          (124)
           Decrease (increase) in due from related party               43              -
           Decrease (increase) in other current assets               (139)           538
           (Decrease) increase in accounts payable                    238             12
           (Decrease) increase in accrued interest                    176              -
           (Decrease) increase in accrued expenses                    156              -
           (Decrease) increase in accrued employee benefits
                and payroll taxes                                     463              -
    Discontinued Operations
       Loss on sale of HDS operations                               2,013              -
       Operating cash provided (used)                                 381              -
       Depreciation and amortization                                  124              -
                                                                  --------       --------

    Net cash provided by operating activities                         153            293

Cash flows from investing activities:
    Recapitalization costs, net of cash received                      (88)             -
    Business acquisition costs                                       (141)          (624)
    Acquisition of MCA, net of cash acquired                       (9,534)             -
    Purchase of equipment                                            (402)             -
    Proceeds from sale-leaseback of equipment,
       net of lease deposit                                         2,803              -
    Proceeds from sale of equipment                                    45              -
                                                                  --------       --------
    Net cash (used) by investing activities                        (7,317)          (624)

Cash flows from financing activities:
    Net proceeds from issuance of long-term debt                    5,832              -
    Payments on long-term debt                                       (489)             -
    Proceeds from issuance of common stock, net                     1,838            350
    Borrowings on line of credit, net                                 375            (15)
    Debt issuance costs                                              (244)             -
                                                                  --------       --------

    Net cash provided by financing activities                       7,312            335
                                                                  --------       --------

Net increase in cash and cash equivalents                             148              4

Cash and cash equivalents at beginning of year                          4              -
                                                                  --------       --------

Cash and cash equivalents at end of year                          $   152        $     4
                                                                  ========       ========

Supplemental information - interest paid                          $   802        $     -
                                                                  ========       ========

    The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SMUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF BUSINESS

On May 9, 2001, OilQuip Rentals, Inc., an oil and gas rental company ("OilQuip"), merged into a subsidiary of Allis-Chalmers Corporation ("Allis-Chalmers" or the "Company"). In the merger, all of OilQuip's outstanding common stock was converted into 400,000 shares of Allis-Chalmers' common stock and the right to receive an additional 9,600,000 shares of Allis-Chalmers' common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation ("Certificate") to authorize the issuance of such shares. That authorization and issuance occurred on October 15, 2001.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. ("MCA"). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger, including those for the period in 2000, are the financial statements of OilQuip. As a result of the merger, the fixed assets, goodwill and other intangibles of Allis-Chalmers were increased by $2,691,000. Goodwill and other intangibles are being amortized over 10 to 20 years and the fixed assets are being depreciated over 7 years.

OilQuip was incorporated on February 4, 2000 to find and acquire targets to operate as subsidiaries.

During the period February 4, 2000 (Inception) to February 6, 2001, OilQuip had been in the development stage. OilQuip's activities through February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets.

On February 6, 2001, OilQuip, through its subsidiary, MCA, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("Mountain Air"), whose business consists of providing equipment and trained personnel in the four corner areas of the southwestern United States. MCA primarily provides compressed air equipment and trained operators to companies in the business of drilling for natural gas. With the acquisition of Mountain Air assets, OilQuip ceased to be in the development stage.

On November 30, 2001, the Company entered into an agreement to sell its wholly owned subsidiary, Houston Dynamic Service, Inc. ("HDS"), to Clayton Lau, the general manager of HDS, in a management buy-out. The sale of HDS was finalized on December 12, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance and legal accruals. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

The Company's only operating unit at December 31, 2001 was Mountain Compressed Air. Under the terms of the service agreements, revenues are recognized on a monthly basis, as the services revenues are billed at the time the service is rendered. Costs are recorded when incurred.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment represents the cost of equipment in use in the operations of Mountain Compressed Air.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to seven years. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation expense charged to operations was $621,000 for the year ended December 31, 2001 and there was no expense for the period from February 4, 2000 through December 31, 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and payable approximate fair value. The Company believes the fair values and the carrying value of the long-term debt would not be materially different due to the instruments' interest rates approximating market rates for similar borrowings at December 31, 2001 and 2000.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Statement of Financial Accounting Standards No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company does not have concentrations of credit risk within their cash and cash equivalents as their deposits are at several financial institutions.

Approximately 79% of the Company's revenues for the year ended December 31, 2001 were derived from two customers, including one customer that accounted for 65% of the Company's revenues. There were no revenues for the period February 4, 2000 through December 31, 2000. Accounts receivable at December 31, 2001 includes $550,000 from these two customers.

DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense on a straight-line and interest methods depending upon the principal payments streams of each of the notes over the lives of the related debt.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended December 31, 2001 and the period February 4, 2000 through December 31, 2000 totaled $31,400 and $0, respectively.

INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires recognition of deferred tax liabilities and assts for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPREHENSIVE INCOME

There are no adjustments necessary to net loss as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, REPORTING COMPREHENSIVE INCOME.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current year presentation.

BUSINESS ACQUISITION COSTS

The Company capitalizes direct costs associated with successful business acquisitions and expenses acquisitions costs for unsuccessful acquisition efforts.

CAPITAL STRUCTURE

The Company utilizes SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, which requires companies to disclose all relevant information regarding their capital structure.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for stock based compensation. Under APB No. 25, the Company recognizes no compensation expense related to employee or director stock options unless options are granted with an exercise price below fair value on the day of grant. SFAS No. 123, "Accounting for Stock- Based Compensation" provides an alternative method of accounting for stock-based compensation arrangements for employees and directors, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock. Stock, options or warrants issued to consultants and outsiders are recorded at fair value under SFAS No.
123. The Financial Accounting Standards Board encourages, but does not require, entities to adopt the fair-value based method. The Company will continue its accounting under APB No. 25 for employees and directors but uses the disclosure-only provisions of SFAS No. 123 for any options or warrants issued to employees and directors.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At December 31, 2001, the Company only operates in one segment.

PENSION AND OTHER POST RETIREMENT BENEFITS

SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS, requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 has no impact on the Company's financial condition or results of operations.

INCOME (LOSS) PER COMMON SHARE

The Company computes loss per common share in accordance with the provisions of

SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

The basic and diluted loss per common share for all periods presented herein was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset.

The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company will adopt SFAS No. 144 for its fiscal year beginning January 1, 2002.

The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $3,706,411 and of other intangible assets is $1,360,589. Amortization expense during the twelve-month period ended December 31, 2001 was $403,186. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations. The Company plans to adopt SFAS 141 and SFAS 142 for the fiscal year beginning January 1, 2002.

NOTE 2 -  EMERGENCE FROM CHAPTER 11

Allis-Chalmers Corporation emerged from Chapter 11 proceedings on October 31, 1988 under a plan of reorganization, which was consummated on December 2, 1988. The Company was thereby discharged of all debts that arose before confirmation of its First Amended and Restated Joint Plan of Reorganization (Plan of Reorganization), and all of its capital stock was cancelled and made eligible for exchange for shares of common stock of the reorganized Company (Common Stock).

NOTE 3 - POSTRETIREMENT OBLIGATIONS--PENSION PLAN

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan"), and as a result the Consolidated Plan was under funded on a present value basis. The Company was unable to fund its obligations and in September 1997 obtained from the Pension Benefit Guaranty Corporation ("PBGC") a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The PBGC agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997.

Upon termination of the Consolidated Plan, the Company and its subsidiaries incurred a liability to the PBGC that the PBGC estimated to be approximately $67.9 million (the "PBGC Liability")

In September 1997, the Company and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability which required, among other things, satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under Section 4971 of the Internal Revenue Code of 1986, as amended ("Code"). In August 1998, the Company and the Internal Revenue Service ("IRS") settled the Company's tax liability under Code Section 4971 for $75,000.

In June 1999, the Company and the PBGC entered into an agreement for the settlement of the PBGC Liability (the "PBGC Agreement"). Pursuant to the terms of the PBGC Agreement, the Company issued 585,100 shares of its common stock to the PBGC, reducing the pension liability by the estimated fair market value of the shares to $66.9 million (the Company has a right of first refusal with respect to the sale of such shares). In connection with the PBGC Agreement, the Company and the PBGC entered into the following agreements: (i) a Registration Rights Agreement (the "Registration Rights Agreement"); and (ii) a Lock-Up Agreement by and among Allis-Chalmers, the PBGC, and others. In connection with the merger with OilQuip described below, the Lock-Up Agreement was terminated and the Registration Rights Agreement was amended to provide the PBGC the right to have its shares of common stock registered under the Securities Act of 1933 on Form S-3 during the 12 month period following the Merger (to the extent the Company is eligible to use Form S-3 which it currently is not) and thereafter to have its shares registered on Form S-1 or S-2.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provided that the Company had to either: (i) receive, in a single transaction or in a series of related transactions, debt financing which made available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10 million ("Release Event").

The merger with OilQuip (the "Merger") on May 9, 2001 (as described in Note 1) constituted a Release Event, which satisfied and discharged the PBGC Liability. In connection with the Merger, the Company and the PBGC agreed that the PBGC should have the right to appoint one member of the Board of Directors of the Company for so long as it holds at least 117,020 shares of the common stock.

In connection with the Merger, the Lock-Up Agreement was terminated in its entirety and the Company has recorded a post-retirement benefit obligation of $824,000 associated with this transaction. The actuarial present value of the expected retiree benefit obligation is determined by an actuary and is the amount that results from applying actuarial assumptions to (1) historical claims-cost data, (2) estimates for the time value of money (through discounts for interest) and (3) the probability of payment (including decrements for death, disability, withdrawal, or retirement) between today and expected date of benefit payments.

NOTE 4 - ACQUISITIONS

On January 25, 2001, OilQuip formed a subsidiary, MCA (Note 1), a Texas corporation. On February 6, 2001, MCA acquired the business and certain assets of Mountain Air, a private company, for $10,000,000 (including a $200,000 deposit paid in 2000) in cash and a $2,200,000 promissory note to the sellers (with interest at 5 3/4 percent and principal and interest due February 6, 2006). The acquisition was accounted for using the purchase method of accounting. Goodwill of $3,660,000 and other identifiable intangible assets of $800,000 were recorded with the acquisition.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted initially into 400,000 shares of Allis-Chalmers' common stock plus 9,600,000 shares of Allis-Chalmers' common stock issued on October 15, 2001. The acquisition was accounted for using the purchase method of accounting as a reverse acquisition. Goodwill of $1,319,000 and other identifiable intangible assets of $500,000 were recorded in connection with the merger. Effective on the date of the merger, OilQuip retroactively became the reporting company. As a result, financial statements prior to the merger are those of OilQuip.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisition of Mountain Air and the merger with OilQuip on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations were not included in the pro forma information

                                                      Year ended December 31,
                                                    ----------------------------
                                                      2001               2000
                                                    --------            --------
                                                           (in thousands)
Revenues                                            $ 5,289             $ 2,360

Operating (loss)                                    $(1,188)            $  (199)

Net (loss)                                          $(2,039)            $  (957)

(Loss) per share                                    $ (0.18)            $ (0.08)

NOTE 5 - DISCONTINUED OPERATIONS

As discussed in Note 1, on December 12, 2001, the Company consummated the sale of its wholly owned subsidiary, Houston Dynamic Service, Inc. ("HDS"), to Clayton Lau (the "Buyer"), the general manager of HDS, in a management buy-out. Under the terms of the sale, the Company received a promissory note from the buyer in the amount of $790,500 due on November 30, 2007, secured by certain HDS equipment. The note accrues interest at a rate of 7% through the payment date. HDS assigned to the Company the HDS accounts receivable and the Company assumed the obligation to pay the HDS accounts payable and the outstanding balance on a revolving line of credit in the amount of $375,000. A loss on the sale of approximately $2.0 million has been recorded in the year ended December 31, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

The operating results of the business sold have been reported separately as discontinued operations in the accompanying statement of operations and consists of the following:

                                                                  Period May 9,
                                                                  2001 through
                                                                   November 30,
                                                                       2001
                                                                  --------------
                                                                   (thousands)
         Revenues                                                 $       1,925
         Cost of sales                                                    1,486
                                                                  --------------
         Gross profit                                                       439
         Operating expenses                                                 594
         Depreciation and amortization                                      124
                                                                  --------------
         Income (loss) from operations                                     (279)
         Other (expense) income
             Interest expense                                               (12)
                                                                  --------------
         Income (loss) from discontinued operations               $        (291)
                                                                  ==============
         Loss on sale of discontinued operations                  $      (2,013)
                                                                  ==============

NOTE 6 -  PROPERTY, GOODWILL AND OTHER INTANGIBLES

Property and equipment is comprised of the following at December 31:

                                        Depreciation
                                          Period            2001        2000
                                          ------        -----------  -----------
                                                               (thousands)

Machinery and equipment                  3 - 7 years    $    4,559   $        -
Tools, patterns, furniture, fixtures
  and leasehold improvements             3 - 7 years           351            -
                                                        -----------  -----------

      Total                                                  4,910            -
Less: accumulated depreciation                                (664)           -
                                                        -----------  -----------

Property and equipment, net                             $    4,246   $        -
                                                        ===========  ===========

Goodwill and other intangibles are as follows at December 31:


                                       Amortization
                                          Period            2001        2000
                                          ------        -----------  -----------
Goodwill                               10 - 20 years    $    3,951            -
Intellectual property                    20 years              719
Other intangible assets                 3 - 20 years           800            -
                                                        -----------  -----------

      Total                                                  5,470            -
Less: accumulated amortization                                (403)           -
                                                        -----------  -----------

Goodwill and other intangibles, net                     $    5,067   $        -
                                                        ===========  ===========

NOTE 7 - INCOME TAXES

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. A valuation allowance is established for deferred tax assets when management, based upon available information, considers it more likely than not that a benefit from such assets will not be realized. The Company has recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could be triggered by an initial public offering or by subsequent sales of securities by the Company or its stockholders.

Deferred income tax assts and the related allowance as of December 31, 2001 and 2000 are as follows:
                                                           2001          2000
                                                         ---------     ---------
                                                               (thousands)
Deferred non-current income tax assets:

Net future tax deductible items                          $    498      $     --
Net operating loss carry forwards                           2,087           128
A-C Reorganization Trust claims                            35,000            --
                                                         ---------     ---------
Total deferred non-current income tax assets               37,585           128

Valuation allowance                                       (37,585)         (128)
                                                         ---------     ---------

Net deferred non-current income taxes                    $     --      $     --
                                                         =========     =========

Net operating loss carry forwards for tax purposes at December 31, 2001 are estimated to be $5.4 million expiring starting in 2002 through 2021.

Net future tax-deductible items relate primarily to differences in book and tax depreciation and amortization and to compensation expense related to the issuance of stock options. Gross deferred tax liabilities at December 31, 2001 and 2000 are not material.

The Plan of Reorganization established the A-C Reorganization Trust to settle claims and to make distributions to creditors and certain shareholders. The Company transferred cash and certain other property to the A-C Reorganization Trust on December 2, 1988. Payments made by the Company to the A-C Reorganization Trust did not generate tax deductions for the Company upon the transfer but generate deductions for the Company as the A-C Reorganization Trust makes payments to holders of claims.

The Plan of Reorganization also created a trust to process and liquidate product liability claims. Payments made by the A-C Reorganization Trust to the product liability trust did not generate current tax deductions for the Company. Future deductions will be available to the Company as the product liability trust makes payments to liquidate claims.

The Company believes the above-named trusts are grantor trusts and therefore includes the income or loss of these trusts in the Company's income or loss for tax purposes, resulting in an adjustment of the tax basis of net operating and capital loss carry forwards. The income or loss of these trusts is not included in the Company's results of operations for financial reporting purposes.

NOTE 8 - DEBT

Long-term debt is as follows at December 31:

                                                                     2001         2000
                                                                 ------------  ------------
                                                                         (thousands)

Notes payable to certain current and former Directors            $       354   $        --
Line of Credit with Wells Fargo                                          375
Notes payable to Wells Fargo - Term Note                               3,062            --
Notes payable to Wells Fargo - Subordinated Debt less discount         1,583            --
Notes payable to Wells Fargo - Equipment Term Loan                       282            --
Notes payable to Seller of Mountain Air                                2,200            --
                                                                 ------------  ------------

Total debt                                                             7,856            --
Less short-term debt and current maturities                            1,023            --
                                                                 ------------  ------------
Long-term debt                                                   $     6,833   $        --
                                                                 ============  ============

NOTES PAYABLE TO CERTAIN CURRENT AND FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5% and are due March 28, 2005. At December 31, 2001, the notes are recorded at $354,000, including accrued interest.

LINE OF CREDIT WITH WELLS FARGO - At December 31, 2001, the Company has a $775,000 line of credit at Wells Fargo bank, of which $375,000 was outstanding. The committed line of credit is due on April 30, 2002. Interest accrues at a rate equal to the Prime rate plus 0.5% to 1.25% (5.25% at December 31, 2001) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (7.125% at December 31, 2001), interest payable quarterly, with quarterly principal payments of $147,917 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

NOTES PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt in the amount of $2,000,000 at 12% interest payable quarterly commencing on April 1, 2001. The principal will be due on January 31, 2004. In connection with incurring the debt, the Company issued redeemable warrants valued at $600,000, which have been recorded as discount to the subordinated debt and a liability. The discount is amortizable over three years as additional interest expense. $183,000 has been amortized in 2001.

NOTES PAYABLE TO WELLS FARGO - EQUIPMENT TERM LOAN - A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (Interest rate of 5.25% at December 31, 2001) The principal will be due on February 7, 2004.

NOTES PAYABLE TO SELLER OF MOUNTAIN AIR - A sellers note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2004.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements. As of December 31, 2001, the Company's weighted average interest rate for all of its outstanding debt is approximately 7%.

Maturities of debt at December 31, 2001 are as follows: 2002 - $1,023,000; 2003
- $648,000; 2004 - $5,831,000; 2005 - $354,000.

REDEEMABLE WARRANTS - The Company has issued redeemable warrants that are exercisable into a maximum of 1,350,000 shares of the Company's common stock at an exercise price of $0.15 per share. The warrants are exercisable beginning January 31, 2004. The warrants are subject to a cash redemption provision ("put") at the discretion of the warrant holder beginning January 31, 2004 and extending through January 31, 2006 if the warrant holder decides not to exercise the warrants. The Company has recorded a liability of $600,000 and is amortizing the effects of the put to interest expense over the life of the debt instrument


NOTE 9  - COMMITMENTS AND CONTINGENCIES

On February 6, 2001, MCA, a subsidiary of OilQuip, completed the purchase of certain assets including rental equipment from Mountain Air. A portion of the purchased equipment was sold to a leasing company and leased back. The equipment lease is being accounted for as an operating lease. Lease payments totaling $3,480,000 will be made over a period of six years. The lease expense for the year ended December 31, 2001 was $ 586,000. The leasing company holds a lease deposit of $701,000 for the length of the lease.

The Company rents office space on a five-year lease, which expires February 5, 2006. Rent expense for the year ended December 31, 2001 was $ 90,000. The Company has no further lease obligations.

At December 31, 2001, future minimum rental commitments for all operating leases are as follows:
                                                                      Operating
                                                                       Leases
                                                                     -----------

         2002 ...............................................        $  810,893
         2003 ...............................................           810,893
         2004 ...............................................           810,893
         2005 ...............................................           810,893
         2006 ...............................................            67,574
         Thereafter .........................................                --
                                                                     -----------
         Total minimum lease payments .......................        $3,311,146
                                                                     ===========


NOTE 10 - SHAREHOLDERS' EQUITY

During 2000, OilQuip entered into the following transactions. Various investors subscribed to 4,250 shares of common stock for $400,000 ($94 per share), 3,068 shares of common stock for $1,000,000 ($326 per share) and 1,250 shares of common stock for $437,500 ($350 per share). As of December 31, 2000, $1,837,500 in subscriptions receivable was outstanding. The entire amount was received from the investors in cash in January and February 2001. During 2000, OilQuip also issued 1,000 shares of common stock for $250,000 ($250 per share). OilQuip also recorded $250,000 in compensation expense for services contributed by the Company's President and majority stockholder. The President and majority stockholder also advanced an aggregate of $538,106 to the Company by paying corporate expenses on the Company's behalf. These contributed amounts have been recorded as a contribution to the Company's capital.

The equity and per share data on the financial statements for 2000 have been presented so as to give effect to the recapitalization of the Company, which occurred in the reverse acquisition of Allis-Chalmers on May 9, 2001. Under the recapitalization, the original number of shares outstanding of the formerly private OilQuip are considered to have been exchanged for the 400,000 shares of Allis-Chalmers that were issued on the date of the reverse acquisition to the owners of OilQuip. As a result, 390,125 shares are presented as if issued in 2000 to increase the outstanding shares of OilQuip at December 31, 2000 to 400,000.

On October 15, 2001, an additional 9,600,000 shares of Allis-Chalmers were issued to the former owners of OilQuip after shareholder approval of the increase in the maximum authorized number of shares of Allis-Chalmers. For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of MCA. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The business combination was accounted for as a purchase. As a result, $2,779,000, the value of the Allis-Chalmers common stock outstanding at the date of acquisition, was added to shareholders' equity, which reflects the recapitalization of Allis-Chalmers and the reorganization of the combined company.

NOTE 11 - STOCK OPTIONS

In 2000, in conjunction with the promissory notes issued to certain current and former Directors (Note 8), Allis-Chalmers' Board of Directors also granted stock options to these same individuals. Options to purchase 24,000 shares of common stock were granted with an exercise price of $2.75. These options vested immediately and may be exercised any time prior to March 28, 2010. During 2000 or 2001, none of the stock options were exercised. No compensation expense has been recorded for these options that were issued with an exercise price approximately equal to the fair value of the common stock at the date of grant.

On May 31, 2001, the Board granted to Leonard Toboroff, a director of Allis-Chalmers an option to purchase 500,000 shares of common stock at $0.50 per share, exercisable for 10 years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Company recorded compensation expense of $500,000 for the issuance of the option for the year ended December 31, 2001.

A summary of the Company's stock option activity and related information is as follows:

                                              December 31, 2001             December 31, 2000
                                         Shares Under    Weighted      Shares Under     Weighted
                                           Option         Average         Option         Average
                                                         Exercise                       Exercise
                                                           Price                          Price
                                         ----------------------------------------------------------
Beginning balance outstanding                24,000     $      2.75             --     $        --
Granted                                     500,000            0.50         24,000            2.75
Canceled                                         --              --             --              --
Exercised                                        --              --             --              --
                                         ----------------------------------------------------------
Ending balance outstanding                  524,000     $      0.60         24,000     $      2.75
                                         ==========================================================

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2001:

                                                     Weighted Average
                                                   Remaining Contractual
Exercise Price           Shares under Option               Life
--------------------------------------------------------------------------

$0.50                          500,000                  9.75 years
$2.75                           24,000                  8.25 years

Had compensation expense for options granted during 2000 been determined based on option fair value at the grant date, as prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the effect on Allis-Chalmers' net loss during 2000 would not have been material.

NOTE 12 - STOCK PURCHASE WARRANTS

In conjunction with the Mountain Air purchase by OilQuip Rentals in February of 2001, the Company issued a common stock warrant for 620,000 shares to a third-party investment firm that assisted the Company in its initial identification purchase of the Mountain Air assets. The warrant entitles the holder to acquire up to 620,000 shares of common stock of MCA at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001. The stock purchase warrant has been recorded at a fair value of $200,000 for the year ended December 31, 2001.

As more fully described in Note 8, MCA issued a warrant for the purchase of 1,350,000 shares at $0.01 per share. The holder may redeem the warrant for $600,000.


NOTE 13 - RELATED PARTY TRANSACTIONS

MCA leases its shop and administrative office space in Colorado from a partnership whose partners are the former owners of MCA and current employees of MCA. The current lease agreement requires a monthly rent payment of $9,000 and expires February 5, 2006. Rent expense charged to operations under the lease was $90,000 for the year ended December 31, 2001.

At December 31, 2001, the Company owed the President and majority stockholder of the Company $ 318,000 related to deferred compensation. At the same time, the President and majority stockholder owed the Company $61,000. These amounts were settled in the first quarter of 2002.


NOTE 14 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                        February 4,
                                                                            2000
                                                                        (Inception)
                                                                          through
                                                                        December 31,
(Dollars in thousands)                                      2001           2000
                                                         -----------   -------------

Non-cash investing and financing transactions in connection with the acquisition of Mountain Air assets:

Fair value of net assets acquired                        $   (7,183)   $         --
Goodwill and other intangibles                               (4,551)             --
Notes payable to Seller of Mountain Air                       2,200              --
                                                         -----------   -------------

Net cash paid to acquire subsidiary                          (9,534)             --
                                                         ===========   =============


Non-cash investing transactions in connection with the merger of Allis-Chalmers and OilQuip:

Fair value of common stock exchanged                         (2,779)             --
Fair value of net assets, net of cash received                  872              --
Goodwill and other intangibles                                1,819              --
                                                         -----------   -------------

Net cash paid to consummate merger                       $      (88)   $         --
                                                         ===========   =============

NOTE 15 - QUARTERLY RESULTS (UNAUDITED)

                                        First      Second     Third      Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                       --------   --------   --------   --------
                                       (In thousands, except per share amounts)

YEAR 2001:
Revenues                               $   606    $ 1,341    $ 1,521    $ 1,328

Operating Income (Loss)
    continuing operations              $  (150)   $  (549)   $    35    $  (769)

Net income (loss)
    Continuing operations              $  (270)   $  (775)   $   (80)   $(1,148)
    Discontinued operations                 --          4       (108)    (2,200)
                                       --------   --------   --------   --------
                                       $  (270)   $  (771)   $  (188)   $(3,348)
                                       ========   ========   ========   ========

Income (loss) per common share
  (Basic and diluted)
    Continuing operations              $ (0.06)   $ (0.19)   $ (0.02)   $ (0.30)
    Discontinued operations                 --         --      (0.03)     (0.55)
                                       --------   --------   --------   --------
                                       $ (0.06)   $ (0.19)   $ (0.05)   $ (0.85)
                                       ========   ========   ========   ========

YEAR 2000:

Revenues                               $    --    $    --    $    --    $    --

Operating Income (Loss)
     continuing operations             $   (61)   $  (111)   $  (102)   $  (353)

Net income (loss)
    Continuing operations              $   (61)   $  (111)   $  (102)   $  (353)
    Discontinued operations                 --         --         --         --
                                       --------   --------   --------   --------
                                       $   (61)   $  (111)   $  (102)   $  (353)
                                       ========   ========   ========   ========

Income (loss) per common share
  (Basic and diluted)
    Continuing operations              $ (0.15)   $ (0.28)   $ (0.26)   $ (0.88)
    Discontinued operations                 --         --         --         --
                                       --------   --------   --------   --------
                                       $ (0.15)   $ (0.28)   $ (0.26)   $ (0.88)
                                       ========   ========   ========   ========

NOTE 16 - SUBSEQUENT EVENTS

The Company completed two acquisitions and related financing on February 6, 2002.

The Company purchased 81% of the outstanding stock of Jens Oil Field Service, Inc. ("Jens"). Jens supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"). Strata provides high end directional and horizontal drilling technology for specific targeted reservoirs that cannot be reached vertically.

The purchase price for Jens and Strata was (i) $10,250,000 in cash, (ii) a $4,000,000 note payable due in four years, (iii) $1,000,000 for a non-compete agreement payable for five years, (iv) 7,957,712 shares of common stock of the Company, (v) 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock") and (vi) an additional payment estimated to be from $1,000,000 to $1,250,000, based upon Jens' working capital on February 1, 2002.

In connection with the acquisition of Strata and Jens, the Company's bank provided financing of $12,728,396 consisting of revolving credit facilities in the amount of $3,500,000, term facilities in the amount of $5,696,396 and a subordinated loan in the amount of $3,000,000.

In connection with the Strata purchase, the Company has authorized the creation of Series A Preferred Stock. 3,500,000 shares of Series A Preferred stock will be issued to the seller, Energy Spectrum. The Series A Preferred stock has cumulative dividends at ten percent (10%) per annum payable in cash or additional Series A Preferred Stock. Additionally, the Series A Preferred Stock is convertible into common stock of the Company. The Series A Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Series A Preferred Stock is $1.00 per share. In addition, in connection with the Strata acquisition, Energy Spectrum is being issued warrants for 437,500 shares of Company common stock at an exercise price of $0.15 per share.

The Company issued to the banks warrants for 1,165,000 shares of common stock at an exercise price of $0.15 per share and 335,000 warrants to purchase common stock at a $1.00 per share in connection with their subordinated debt financing. All of these shares are subject to redemption at the option of the warrant holders for $1,500,000 after three years by the Company.

As a result of these transactions, the Company will have approximately 19.5 million shares of common stock outstanding at March 31, 2002, as well as options and warrants to purchase up to 9.6 million additional shares. Substantially all of the Company's tangible assets have been pledged as collateral on the loans from the banks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The financial statements of Allis-Chalmers as of December 31, 2001 and 2000 and for the year ended December 31, 2001 and the period February 4, 2000 (inception) through December 31, 2000, included in this filing, have been audited by the accounting firm of Gordon, Hughes and Banks, LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION RELATING TO OUR DIRECTORS

The names of our directors, and certain information about them, are set forth below.

NAME                                      AGE                   DIRECTOR SINCE
----                                      ---                   --------------

Dr. Phillip David                         70                       May 2001
David Groshoff                            30                     October 1999
Munawar H. Hidayatallah                   57                       May 2001
Robert E. Nederlander                     68                       May 1989
Saeed Sheikh                              65                       May 2001
James W. Spann                            49                     February 2002
Michael D. Tapp                           32                     February 2002
Alan R. Tessler                           64                    September 1992
Leonard Toboroff                          68                       May 1989
Thomas O. Whitener, Jr                    54                     February 2002

Dr. Phillip David has served as our director since May 2001. Mr. David has served as a Director of The Fairchild Corporation since 1985 and served as an employee and consultant to The Fairchild Corporation from January 1988 to June 1993. Mr. David served as a director of IRI International, Inc. from 1994 through 2000, and was a Professor of Urban Development at the Massachusetts Institute of Technology from 1971 to 1987.

David Groshoff has served as our director since October 1999. Mr. Groshoff has been employed by Pacholder Associates, Inc. since September 1997 and currently serves as Senior Vice President and Assistant General Counsel. From November 1996 until September 1997, Mr. Groshoff was a practicing attorney. Mr. Groshoff serves on our Board of Directors on behalf of the Pension Benefit Guaranty Corporation, which has the right to appoint one director for so long as it holds 117,020 shares of our common stock. Mr. Groshoff is also a director of Atlas Minerals, Inc.

Munawar H. Hidayatallah has served as our director, President, Chief Executive Officer and Chairman since May 2001. Mr. Hidayatallah was Chief Executive Officer of OilQuip, which merged with us in May 2001, from its formation in February 2000 until its dissolution in December 2001. From December 1994 until August 1999, Mr. Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc. which was acquired by National Oilwell, Inc. in early 2000. From August 1999 until February 2000, Mr. Hidayatallah worked as a consultant to IRI International, Inc. and Riddell Sports Inc.

Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the Board of Directors from May 1989 to 1993, and as our Vice Chairman from 1993 to 1996. Mr. Nederlander has been a Director of Cendent since December 1997, and was a Director of HFS from July 1995 to December 1997. Mr. Nederlander has been President and/or Director since November 1981 of the Nederlander Organization, Inc., owner and operator of legitimate theaters in the City of New York. Since December 1998, Mr. Nederlander has been a co-managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside the City of New York. Mr. Nederlander has been Chairman of the Board of Riddell Sports Inc. (now known as Varsity Brands) since April 1988 and was the Chief Executive Officer of such Corporation from 1988 through April 1, 1993. From February until June 1992, Mr. Nederlander was also Riddell Sports Inc.'s interim President and Chief Operating Officer. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner and a Director since 1973. Mr. Nederlander has been President since October 1985 of Nederlander Television and Film Productions, Inc.; and was Chairman of the Board and Chief Executive Officer from January 1988 to January 2002 of Mego Financial Corp. ("Mego"). Mr. Nederlander was a Director of Mego Mortgage Corp. from September 1996 until June 1998. In October 1996, Mr. Nederlander became a Director of the New Communications, Inc., a publisher of community oriented free circulation newspapers.

Saeed Sheikh has served as our director since May 2001. For the previous five years Mr. Sheikh has served as President and a director of Star Trading & Marine, Inc., a ship brokerage firm and international shipping agents.

James W. Spann has served as our director since February 2001. Mr. Spann was a founding partner and since May 1996 has served as Chief Investment Officer of Energy Spectrum Capital, the general partner of Energy Spectrum Partners LP, a private equity partnership focusing on the energy industry. Prior to 1996, Mr. Spann was a managing director of CIGNA Private Securities, a private lending and private equity investment company, at which Mr. Spann oversaw an oil, gas and chemical portfolio of private securities totaling over $1.5 billion.

Michael D. Tapp has served as our director since February 2001. Since 1998, Mr. Tapp has served as Vice President of Energy Spectrum Partners, LP, which is an energy focused private equity fund. From August 1997 to 1998, Mr. Tapp served as an associate in the energy group of the Houston branch of Canadian investment banking firm of Nesbitt Burns in Houston. He participated in various M&A advisory assignments as well as public and private debt and equity offerings.

Alan R. Tessler has served as our director since September 1992. Mr. Tessler served as Chairman of the Board of Directors and Chief Executive Officer of the Company from November 1993 until January 1996. Mr. Tessler has been Chairman of the Board of Directors and Chief Executive Officer of International Financial Group, Inc., an international merchant banking firm since 1987. He is also Chief Executive Officer and Chairman of the Board of Directors of JNET Enterprises, Inc., a technology holding company. From March to August 2001, Mr. Tessler was Acting Chief Executive Officer of Jasmine Networks. He was Co-Chairman of the Board of Directors of Data Broadcasting Corporation, a provider of financial and business information to institutional and individual investors, from June 1992 until May 2000, and Co-Chief Executive Officer from June 1992 until November 29, 1999. Mr. Tessler remains a director of Interactive Data Corporation, the successor company of Data Broadcasting Corporation. Mr. Tessler was Chairman of the Board of Directors of Enhance Financial Services Group, Inc. from 1986 to February 2001. Since 2001, he has been Chairman of the Board of Directors of InterWorld Corporation. Sine January 1997, Mr. Tessler has also served as Chairman of Checker Holding Corp. IV. He is also a Director and Chairman of the Finance Committee of The Limited, Inc.

Leonard Toboroff has served as our director, Vice Chairman of the Board of Directors and our Executive Vice President since May 1989. Mr. Toboroff has served as a director and Vice Chairman of Riddell Sports, Inc. from April 1988 to the present, and is also a director of Engex Corp. and H-Rise Recycling Corp. Mr. Toboroff has been a practicing attorney continuously since 1961.

Thomas O. Whitener, Jr. has served as our director since February 1, 2001. Mr. Whitener is a founding partner of Energy Spectrum Capital and has been a partner since May 1996. He has also served as a managing director of Energy Spectrum Securities Corp., a financial advisory firm for energy companies, since October 1997. Mr. Whitener has been financing companies in the energy industry since 1974. From 1987 to 1996, Mr. Whitener was an investment banker with R. Reid Investments Inc. and Dean Witter Reynolds.

Messrs. Spann, Tapp & Whitener serve as designees of Energy Spectrum Partners, L.P., which as the holder of the outstanding Series A Preferred Stock has the right to appoint three directors to our Board of Directors.


INFORMATION RELATING TO OUR BOARD OF DIRECTORS AND ITS COMMITTEES

Meetings of Our Board of Directors; Committees
----------------------------------------------

During fiscal 2001, our Board of Directors held 7 meetings. No committee meetings were held during fiscal 2001. No incumbent director attended less than 75% of the aggregate number of meetings of our Board of Directors on which he served for such year except that Mr. Tessler did not attend three meetings, Mr. Nederlander did not attend two meetings and Mr. David did not attend any of the five meetings held while he was a director. Our Board of Directors currently has 3 standing committees: the Executive Committee, the Audit Committee and the Compensation Committee.

Executive Committee
-------------------

The current members of the Executive Committee are David Groshoff, Robert E. Nederlander and Alan R. Tessler. The Executive Committee is empowered to exercise all powers of our Board of Directors in the management and affairs of our business with certain exceptions. In practice, it meets only infrequently to take formal action on specific matters when it would be impractical to call a meeting of our Board of Directors.

Audit Committee
---------------

Our Audit Committee consists of three independent directors, Dr. Philip David, James W. Spann and Michael D. Tapp. The Audit Committee did not meet during 2000 or fiscal 2001. The Audit Committee reviews and monitors the corporate financial reporting and the internal and external audits of the Company, including, among other things, the Company's internal audit and control functions, the results and scope of the annual audit and other services provided by the Company's independent auditors, and the Company's compliance with legal matters that have a significant impact on the Company's financial reports. The Audit Committee also consults with the Company's management and the Company's independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of the Company's financial affairs. In addition, the Audit Committee is responsible for considering and recommending the appointment of, and reviewing fee arrangements with, the Company's independent auditors. The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at our expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

The Board of Directors adopted and approved a charter for the Audit Committee in March 2002. The Board of Directors has determined that all members of the Audit Committee are "independent" as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers.

The Audit Committee was not fully constituted during 2000 and 2001, having only one member. Therefore, many of the functions of the Audit Committee were performed by the full Board of Directors.

Compensation Committee
----------------------

The current members of the Compensation Committee are Saeed M. Sheikh and Thomas
O. Whitener. The Compensation Committee did not meet during fiscal 2001. The general functions of the Compensation Committee includes approval (or recommendations to our Board of Directors) of the compensation arrangements for senior management, directors and other key employees. The Compensation Committee also administers our 2002 Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee of the Board of Directors currently consists of Messrs. Sheikh and Whitener. Neither of these individuals was our officer or employee at any time during 2001 or at any other time. No current executive officer has ever served as a member of the Board of Directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

Board of Directors Compensation
-------------------------------

Effective January 1, 2002, each of our directors will receive a $1,000 per quarter, plus an annual grant of options to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. Directors are also compensated for out of pocket travel expenses.


INFORMATION RELATING TO OUR EXECUTIVE OFFICERS
----------------------------------------------

The names of our current executive officers, and certain information about them, are set forth below.

NAME                         AGE                                  POSITION
----                         ---                                  --------

Munawar H. Hidayatallah       57      President, Chief Executive Officer and Chairman since May 2001. Mr.
                                      Hidayatallah founded OilQuip in February 2000 and has significant experience in the oil field services industry. From 1994 until
                                      August 1999, Mr. Hidayatallah was the Chief Financial Officer and a
                                      director of IRI International, Inc. which was acquired by National
                                      Oilwell, Inc. in early 2000. From August 1999 until February 2000,
                                      Mr. Hidayatallah worked as a consultant to IRI International, Inc.
                                      and Riddell Sports, Inc.

Leonard Toboroff              68      Leonard Toboroff has served as our Executive Vice President, director, and Vice Chairman of the Board of Directors since May 1989. Mr.
                                      Toboroff has served as a director and Vice Chairman of Riddell
                                      Sports, Inc. from April 1988 to the present, and is also a director of Engex Corp. and H-Rise Recycling Corp. Mr. Toboroff has been a practicing attorney continuously since 1961

Jeffrey R. Freedman           54      Mr. Freedman has served as our Executive Vice President since April 1,
                                      2002. From April 1994 until October of 2000, Mr. Freedman served as


                                      Senior Oil Service Analyst in the equity research division of
                                      Prudential Securities, focusing on the energy industry. From
                                      October 2000 through March 2002, Mr. Freedman served as a
                                      consultant to us.

V. William Archer,  III       51      Mr. Archer has served as our Executive Vice President and Chief Financial
                                      Officer since April 1, 2002. From June 2001 to March 2002, Mr.
                                      Archer was a consultant to the Company. From May 1996 to February
                                      2001 he was employed by Compagnie Generale de Geophysique, a geophysical company, as Chief Financial Officer of Sercel, Inc., a subsidiary. From October 1994 to May 1996 Mr. Archer was the Vice
                                      President - Finance of Teletouch Communications, Inc., a
                                      telecommunications company.

Jens H. Mortenson             48      Mr. Mortenson has been president of Jens Oil Service, Inc., which is 81%
                                      owned by us, since its formation in 1982. Prior to forming Jens, he spent seven years in operations and sales in the oilfield services industry.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as beneficial owners of 10% or more of the Company's Common Stock, to file reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company and by individual directors, executive officers and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2000 all its directors, executive officers and beneficial owners of 10% or more of its Common Stock complied with the Section 16(a) filing requirements, except as follows:

Colebrook Investments, Inc. and Mr. Nederlander each filed a Form 4 late in connection with the acquisiton of our common stock in October 2001 in connection with the OilQuip Merger.

Mr. Toboroff and Mr. Neederlander each filed a Form 4 for December 2001 late, which Form 4s related to the distribution of our common stock to them in connection with the dissolution of a limited partnership of which they were partners

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Hidayatallah has served as our President, Chief Executive Officer, and Chairman since consummation of the OilQuip Merger in May 2001. John T. Grigsby, who served our Chief Financial Officer during 2001, effectively acted as Chief Executive Officer prior to May 2001. The following table sets forth the compensation paid by us in 2001 to Mr. Hidayatallah, Mr. Grigsby and Mr. Toboroff, our only other officer who has received compensation in excess of $100,000 during any of the past thee years. None of the named individuals received compensation during 2000 or 1999.

                           SUMMARY COMPENSATION TABLE

                                                        Long-Term
                                                         Compen-
                                                         sation
                                   Annual Compensation   Awards
Name and                          --------------------   Options     All Other
Principal Position         Year    Salary      Bonus     Shares    Compensation
------------------         ----   ---------   --------   -------   ------------

Munawar H. Hidayatallah,   2001   $240,635    $77,000      None          $0
President, Chairman &
Chief Executive Officer

John T. Grigsby, Chief     2001         $0         $0      None          $0
Executive Officer

Leonard Toboroff,          2001         $0         $0    500,000         $0
Executive Vice President


                        OPTION GRANTS IN LAST FISCAL YEAR

                         INDIVIDUAL GRANTS                  POTENTIAL REALIZABLE VALUE
           ---------------------------------------------     AT ASSUMED ANNUAL RATES
           NUMBER OF   % OF TOTAL                                 OF STOCK PRICE
           SECURITIES   OPTIONS    EXERCISE                      APPRECIATION FOR
           UNDERLYING  GRANTED TO    PRICE                        OPTION TERM(1)
            OPTIONS    EMPLOYEES   PER SHARE  EXPIRATION  ------------------------------
  NAME      GRANTED     IN 2000    ($/SH)        DATE         0%       5%        10%
---------  ----------  ----------  ---------  ----------  --------  --------  ----------
Leonard
Toboroff    500,000      100%       $0.50      10/13/11   $500,000  $971,671  $1,695,307

(1) The 0%, 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future trading prices of its common stock. The potential realizable value is based on the assumption that our common stock price will appreciate at the assumed rate of appreciation from the price on the date of grant ($1.50 per share). As of March 22, 2002, the closing bid price of our common stock was $0.55 per share. Therefore, if the market price of the common stock does not appreciate over the remainder of the option term, the value of the option at the end of the option term would be $25,000. Actual gains, if any, on stock option exercises are dependent on numerous factors, including, without limitation, the future performance of the Company and overall business and market conditions, which factors are not reflected in this table.

2002 Stock Incentive Plan
-------------------------

In March 2002 our Board of Directors adopted, subject to stockholder approval, our 2002 Stock Incentive Plan (the "Plan") pursuant to which we are able to grant stock options and other stock-based compensation to our officers, directors and services providers. On March 6, 2002, we granted to Jeffrey R. Freedman and V. William Archer, III options to purchase 300,000 and 275,000 shares of our common stock, respectively. Each option is exercisable for a period of ten years at an exercise price of $0.51 per share, which was the fair market value of one share of our common stock on the date of grant. The option granted to Mr. Freedman will become exercisable with respect to 130,000 shares upon approval of the Plan by our stockholders, and will become exercisable with respect to an additional 85,000 shares on each of the first two anniversaries of the date of grant. The option granted to Mr. Archer will become exercisable with respect to 91,667 shares upon approval of the Plan by our stockholders, and will become exercisable with respect to an additional 91,666 shares on each of the first two anniversaries of the date of grant. We plan to present the Plan to stockholders for approval at the next annual meeting of stockholders.

Employment, Severance and Other Agreements with Management
----------------------------------------------------------

Mr. Hidayatallah serves as our President, Chief Executive Officer and Chairman of the Board of Directors pursuant to the terms of a three-year employment agreement dated as of February 7, 2001. Under the terms of his employment agreement, Mr. Hidayatallah receives an annual base salary of $300,000 subject to increase or decrease by our Board of Directors, but in no event will the base salary be less than $200,000. In addition, Mr. Hidayatallah is entitled to receive incentive compensation equal to one-half of one percent of the purchase price of any company we acquire. If Mr. Hidayatallah's employment agreement is terminated by us for any reason other than "cause", as defined in Mr. Hidayatallah's employment agreement, or death or disability, then he is entitled to receive his then current salary for 12 months following the date of his termination reduced by the compensation Mr. Hidayatallah receives from any new employer during such period. If Mr. Hidayatallah's employment agreement is terminated as a result of his disability, then he is entitled to receive his then current salary for up to 6 months or until he obtains benefits under any disability plan we maintain for him. In addition, we are required to maintain a term life insurance policy in the amount of $2,500,000 the proceeds of which would be used to repurchase shares of our common stock from Mr. Hidayatallah's estate in the event of his death. The number of shares purchased will be determined based upon the fair market value of our common stock, as determined by a third party experienced in valuation of this type appointed by the Company.

Jens H. Mortensen, Jr. serves as President of Jens pursuant to the terms of a three year employment agreement dated February 1, 2002. Under the terms of his agreement, Mr. Mortensen receives a salary of $150,000 that may not be reduced below such amount. If Mr. Mortensen's agreement is terminated by us for any reason other than "cause", as defined in Mr. Mortensen's agreement, or death or disability, then he is immediately entitled to receive all amounts due through the term of his agreement.


We intend to enter into additional employment agreements with V. William Archer, III, our Executive Vice President and Chief Financial Officer, and Jeffrey R. Freedman, our Executive Vice President, Chief Planning and Communications Officer. Mr. Archer's salary will be $180,000 per annum, and Mr. Freedman's salary will be $200,000 per annum. Each employment agreement will provide for a term of three years, will provide for a bonus of up to 25% of base salary conditioned upon meeting performance goals to be determined, and will include other customary provisions. In addition, Mr. Freedman will be provided a transportation, vehicle and living allowance of $50,000 during the first year of his employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 28, 2002 by (i) all persons known to beneficially own five percent (5%) or more of either class of the our common stock, (ii) each director, (iii) the executive officers named in the Summary Compensation Table in Item 11 -- Executive Compensation, and (iv) all current directors and executive officers as a group.

                                                                      Ownership
                                                                      ---------
Name                                              Number of Shares    Percentage
----                                              ----------------    ----------

Energy Spectrum (1)                                  11,664,030          47.3%
Munawar H. Hidayatallah  (2)                         4,375,000           22.4%
Colebrooke Investments, Inc.  (3)                    3,375,000           17.3%
Robert E. Nederlander (4)                             341,310            1.7%
Leonard Toboroff  (5)                                 591,309            3.0%
Saeed Sheikh                                         1,000,000           5.1%
James W. Spann (1)                                   11,664,030          47.3%
Michael D. Tapp (1)                                  11,664,030          47.3%
Thomas O. Whitener (1)                               11,664,030          47.3%
John Grigsby (5)                                       10,000              *
David Groshoff                                        585,100            3.0%
Alan R. Tessler                                          0                 *

* (less than one percent)

All directors and executive officers as a group
(13 persons)                                         20,454,598          81.3%

-----------
(1) Energy Spectrum includes Energy Spectrum Partners, LP ("ES Partners"), a Delaware limited partnership, the principal business of which is investments, Energy Spectrum Capital LP ("ES Capital"), a Delaware limited partnership, the principal business of which is serving as the general partner of ES Partners, Energy Spectrum LLC ("ES LLC") a Texas limited liability company, the principal business of which is serving as the general partner of ES Capital, and Sydney L. Tassin, James W. Spann, James P. Benson, Leland B. White and Thomas O. Whitener, Jr. The principal business address of each of the foregoing persons is 5956 Sherry Lane, Suite 900, Dallas, Texas 75225. Messrs. Tassin, Spann, Benson, White and Whitener are the members and managers of ES LLC, and Messrs. Tassin (President), Whitener (Chief Operating Officer) and Spann (Chief Information Officer) are executive officers of ES LLC. ES Partners is the record owner of 6,559,863 shares of our common stock, warrants to purchase 437,500 shares of common stock, and 3,500,000 shares of our Series A 10% Cumulative Convertible Preferred Stock which are convertible into 4,666,667 shares of our common stock. Upon conversion of the preferred stock and exercise of the warrants, ES Partners would beneficially own approximately 47% of our outstanding common stock. The other persons listed above are also deemed to beneficially own the securities held of record by ES Partners.

(2) Mr. Hidayatallah's address is 7660 Woodway, Suite 200, Houston, Texas 77064.

(3) Colebrooke Investments, Inc. is a limited company organized under the laws of Guernsey, whose address is LaPlaiderie House, St. Peter Port, Guernsey GY13DQ. No natural person controls Colebrooke, and none of our officers or directors has a financial interest in Colebrooke. The owner of all of Colebrooke's shares is Jupiter Trust, a Guernsey trust. The corporate trustee of Jupiter Trust is the Ansbacher Trust Company ("Ansbacher"), a Guernsey trust in which action is taken upon majority vote of such trust's three directors, Messrs. Robert Bannister and Phillip Retz and Ms. Rachel Whatley. Such directors have absolute discretion to take action and make investment decisions on behalf of Ansbacher and can be deemed to control Ansbacher, which has sole voting and dispository power over the shares of Colebrooke. There are no individuals directors of Colebrooke; the corporate director for Colebrooke is Plaiderie Corporate Directors One Limited, a Guernsey Company ("Plaiderie"). Plaiderie is wholly-owned by Ansbacher Guernsey Limited ("Ansbacher Limited"), a controlled registered bank in Guernsey. The ultimate parent of Ansbacher Limited is First Rand Limited ("First Rand"), a publicly-owned company listed on the Johannesburg Stock Exchange. First Rand can be deemed to control Plaiderie.

(4) Includes options to purchase 2,000 shares of our common stock at an exercise price of $2.75 per share which are currently exercisable.

(5) Includes options to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share and options to purchase 2,000 shares of our common stock at an exercise price of $2.75 per share, all of which are currently exercisable. See "Certain Relationships and Related Transactions."

(6) Includes options to purchase 10,000 shares of our common stock at an exercise price of $2.75 per share which are currently exercisable.

(7) Mr. Groshoff has the authority to vote and to direct the disposition of these shares on behalf of the PBGC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Hidayatallah loaned $200,000 to us on February 1, 2001, and loaned $75,000 to us on June 30, 2001, which loans did not bear interest and were repaid in 2001.

We loaned $70,000 to Mr. Hidayatallah on December 31, 2001, which loan did not bear interest and has been repaid.

Mr. Hidayatallah is a personal guarantor of substantially all of the financing extended to us by commercial banks.

On May 31, 2001, options to purchase 500,000 shares of our common stock, with an exercise price of $0.50 per share, were granted to our director Leonard Toboroff in connection with services provided by Mr. Toboroff, including providing financial advisory services to OilQuip, introducing OilQuip to us, assisting in the capital structure of OilQuip and assisting OilQuip in finding strategic acquisition opportunities through the introduction of OilQuip to equity sources. Such options may be exercised at any time prior to October 13, 2011.

Energy Spectrum Partners, L.P. sold to us 100% of the outstanding capital stock of Strata Directional Technologies, Inc. in February 2002 for a combination of shares of our common stock, warrants to purchase our common stock and Series A Preferred Stock. See, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments --Acquisition of Jens Oilfield Service, Inc. and Strata Directional Drilling, Inc.; Disposition of HDS." Three of our directors, Messrs. Spann, Tapp and Whitener, are members, partners and officers of Energy Spectrum Partners, L.P. and its affiliates. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Jens H. Mortensen sold to us 81% of the outstanding capital stock of Jens Oilfield Service, Inc. in February 2002 for a combination of cash, debt and securities. See, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments --Acquisition of Jens Oilfield Service, Inc. and Strata Directional Drilling, Inc.; Disposition of HDS." Mr. Mortensen is President of Jens Oilfield Service, Inc. and as such is considered to be one of our executive officers.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents Filed
         -----------------------

The Index to Financial Statements is included on page 25 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

     (b) Reports on Form 8-K
         -------------------

On December 27, 2001, the Company filed a Current Report on Form 8-K with an Event Date of December 12, 2001, reporting events in response to Item 2 and Item 7 of From 8-K relating to the disposition of Houston Dynamic Service, Inc. In connection therewith, the Company filed the following financial statements:

       Pro Forma Financial Information.

       Unaudited Pro Forma Consolidated Condensed Statement of Financial Position as of September 30, 2001

       Unaudited Pro Forma Consolidated Condensed Statement of Operations for the Nine Months Ended September 30, 2001

       Notes to Unaudited Pro Forma Consolidated Condensed Financial Statements

     (c) Exhibits
         --------

     See Exhibit Index at Page 66 of this Annual Report on Form 10K.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                 /s/ Munawar H. Hidayatallah
                                 -----------------------------------------------
                                 Munawar H. Hidayatallah
                                 President, Chief Executive Officer and Chairman


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on March 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.



/s/ Munawar H. Hidayatallah                 /s/ V. William Archer, III
----------------------------------          ------------------------------------
Munawar H. Hidayatallah                     V. William Archer, III
President, Chief Executive                  Executive Vice President and Chief
Officer and Chairman                        Financial Officer (Principal
(Principal Executive Officer)               Financial and Accounting Officer)


/s/Dr. Phillip David                        /s/ Michael D. Tapp
----------------------------------          ------------------------------------
Dr. Phillip David, Director                 Michael D. Tapp, Director


/s/ David A. Groshoff
----------------------------------          ------------------------------------
David A. Groshoff, Director                 Allan R. Tessler, Director


/s/ Saeed Sheikh                            /s/ Robert E. Nederlander
----------------------------------          ------------------------------------
Saeed Sheikh, Director                      Robert E. Nederlander


/s/ Leonard Toboroff                        /s/ Thomas O. Whitener, Jr.
----------------------------------          ------------------------------------
Leonard Toboroff, Director                  Thomas O. Whitener, Jr., Director


/s/ James W. Spann
----------------------------------
James W. Spann, Director

2.1. First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

2.2 Agreement and Plan of Merger by and among Allis-Chalmers Corporation, Allis-Chalmers, Acquisition Corp., and OilQuip Rentals, Inc. dated as of May 9, 2001(incorporated by reference to the Company's Report on Form 8-K filed May 15, 2001).

2.3. Letter Agreement between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation and others dated as of May 9, 2001(incorporated by reference to the Company's Report on Form 8-K filed May 15, 2001).

2.4. Termination Agreement by and among Allis-Chalmers Corporation, the Pension Benefit Guaranty Corporation and others dated as of May 9, 2001 (incorporated by reference to the Company's Report on Form 8-K filed May 15, 2001).

2.5. Stock Purchase Agreement dated November 30, 2001 by and between Clayton Lau and Mountain (incorporated by reference to the Company's Report on Form 8-K dated December 27, 2001)

2.6. HDS Promissory Note executed by Clayton Lau dated November 30, 2001 (incorporated by reference to the Company's Report on Form 8-K dated December 27, 2001).

2.7. HDS Security Agreement dated November 30, 2001 by and between Clayton Lau and Mountain Compressed Air, Inc., (incorporated by reference to the Company's Report on Form 8-K dated December 27,
              2001)

2.8. Stock Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation, a Delaware corporation ("Buyer") and Jens H. Mortensen, Jr. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

2.9. Shareholder's Agreement among Jens Oilfield Services, Inc., a Texas corporation, Jens H. Mortensen, Jr., and Allis-Chalmers Corporation

2.10. Stock Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation, Energy Spectrum Partners, LP, and Strata Directional Technology, Inc.

2.11 Registration Rights Agreement dated by and among Allis-Chalmers Corporation and Energy Spectrum Partners, LP.

2.12 Shareholders' Agreement among Allis-Chalmers Corporation and the Shareholders and Warrantholder signatories thereto dated February 1, 2002.

3.1. Amended and Restated Certificate of Incorporation of Allis-Chalmers Corporation.

3.2 Certificate of Designation, Preferences and Rights of the SERIES A 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK ($.01 Par Value) of Allis Chalmers Corporation (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

3.3.          Amended and Restated By-laws of Allis-Chalmers Corporation.

*10.1. Amended and Restated Retiree Health Trust Agreement between Allis-Chalmers Corporation and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

*10.2. Amended and Restated Retiree Health Trust Agreement between Allis-Chalmers Corporation and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

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

*10.5. Allis-Chalmers Savings Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988.

*10.6. Allis-Chalmers Consolidated Pension Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

10.7. Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

10.8. Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

10.9. Letter Agreement between Allis-Chalmers Corporation and the Pension Benefit Guarantee Corporation dated as of May 9, 2001 (incorporated by reference to the Company's Report on Form 8-K filed on May 15, 2002).

10.10. Termination Agreement between Allis-Chalmers Corporation, the Pension Benefit Guarantee Corporation and others, dated as of May 9, 2001(incorporated by reference to the Company's Report on Form 8-K filed on May 15, 2002).

*10.11. Employment Agreement dated February 7, 2001 by and between Oil Quip Rentals, Inc. and Munawar H. Hidayatallah.

10.12. Option Agreement dated October 15, 2001 between Allis-Chalmers Corporation and Leonard Toboroff (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30,
              2001).

10.13. Credit and Security Agreement dated February 1, 2002 by and between Jens' Oil Field Service, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002).

10.14. Amended and Restated Credit and Security Agreement dated February 1, 2002 by and between Strata Directional Technology, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

10.15 Credit Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

10.16. Warrant Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital, Inc (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

*10.17. Employment Agreement dated February 1, 2002, by Jens' Oil Field Service, Inc. and Jens H. Mortensen, Jr. (incorporated by reference to the Company's Report on Form 8-K filed February 21,
              2002).

21.1.         Subsidiaries of Allis-Chalmers Corporation.


*  Compensation Plan or Agreement