Form 10-Q
period 2002-03-31
ALLIS CHALMERS CORP
filed 2002-05-15
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
              MARCH 31, 2002 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

        Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  39-0126090
   --------------------------------                 --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                  7660 Woodway, Suite 200, Houston, Texas  77063
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip code)

                                 (713) 369-0550
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

At May 14, 2002 were 19,545,840 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
        ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           ALLIS-CHALMERS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)

                                                         Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------

Sales                                                $     3,253    $       606
Cost of sales                                              2,614            469
                                                     ------------   ------------

    Gross margin                                             639            137

Marketing and administrative expense                         840            287
                                                     ------------   ------------

    Income/(loss) from operations                           (201)          (150)

Other income (expense)
    Interest income                                           30             --
    Interest expense                                        (423)           (94)
    Other                                                      1            (26)
    Minority interest                                        (17)            --
                                                     ------------   ------------

Net income/(loss) before income taxes                       (610)          (270)
                                                     ------------   ------------

    Provision for income taxes                               (30)            --

Net income/(loss)                                           (640)          (270)
                                                     ------------   ------------

    Preferred stock dividend                                 (58)            --

Net income/(loss) attributed to common shares        $      (698)   $      (270)
                                                     ============   ============

Net income/(loss) per common share                   $      (.04)   $      (.06)
                                                     ============   ============

Weighted average number of common shares
    outstanding                                           16,274          4,500
                                                     ============   ============

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                           ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------    ---------
Assets
------

Cash and cash equivalents                               $    244     $    152
Trade receivables, net                                     3,516          973
Due from related party                                        38           61
Other current assets                                       1,462          153
                                                        ---------    ---------

       Total current assets                                5,260        1,339

Property, plant and equipment, net                        19,771        4,246
Goodwill and other intangibles, net                       11,040        5,067
Debt issuance costs, net                                     694          180
Lease deposit                                                701          701
Note receivable                                              791          791
Other assets                                                  26          141
                                                        ---------    ---------

       Total Assets                                     $ 38,283     $ 12,465
                                                        =========    =========

Liabilities and Shareholders' Equity
------------------------------------

Current maturities of long-term debt                    $  2,234     $  1,023
Trade accounts payable                                       902          298
Income tax payable                                            50           --
Accrued employee benefits and payroll taxes                  628          851
Accrued interest                                             245          176
Accrued expenses                                           2,616          610
                                                        ---------    ---------

       Total current liabilities                           6,675        2,958

Accrued postretirement benefit obligations                   815          824
Long-term debt, less current portion                      18,020        6,833
Deferred income tax                                           64           --
Other long-term liabilities                                1,352          600

Minority interest                                          1,851           --
Redeemable warrant                                         1,500          600
Redeemable convertible preferred stock                     3,558           --

Common shareholders' equity:
Common stock, $.15 par value (110,000,000 shares
authorized; 19,545,840 issued and outstanding at
March 31, 2002 and 11,588,128 issued and
outstanding at December 31, 2001)                          2,932        1,738
Capital in excess of par value                             7,418        4,716
Accumulated deficit                                       (5,902)      (5,204)
                                                        ---------    ---------

       Total shareholders' equity                          4,448        1,250
                                                        ---------    ---------

       Total liabilities and shareholders' equity       $ 38,283     $ 12,465
                                                        =========    =========

This interim statement is unaudited.
The accompanying Notes are an integral part of the Financial Statements.

                           ALLIS-CHALMERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                      Three Months Ended
                                                                            March 31
                                                                  ------------   ------------
                                                                      2002           2001
                                                                  ------------   ------------

Cash flows from operating activities:
   Net (loss)                                                     $      (640)   $      (270)
   Adjustments to reconcile net (loss) to net cash
    (used) by operating activities:
      Depreciation expense                                                381             51
      Amortization expense                                                110             20
      Minority interest                                                    17             --
      Amortization of discount on debt                                    100             --
   Changes in operating assets and liabilities:
      Accounts receivables, net                                            67           (504)
      Due from related party                                               23             --
      Other current assets                                                 24             --
      Lease deposit                                                        --           (701)
      Other assets                                                        126            207
      Accrued interest payable                                            (31)            --
      Accounts payable                                                   (251)           478
      Accrued expenses                                                    (43)            --
      Accrued employee benefits and payroll taxes                        (400)            --
      Other long-term liabilities                                         136             --
                                                                  ------------   ------------

        Net cash (used) by operating activities                          (381)          (719)

Cash flows from investing activities:
   Acquisition of MCA, net of cash acquired                                --         (9,813)
   Acquisition of Jens, net of cash acquired                           (7,762)            --
   Acquisition of Strata, net of cash acquired                           (177)            --
   Capital expenditures                                                   (54)           (51)
   Proceeds from sale of equipment                                         --          3,549
                                                                  ------------   ------------

        Net cash (used) by investing activities                        (7,993)        (6,315)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net of repayments          9,005          5,550
   Proceeds from issuance of common stock                                  --          1,838
   Debt issuance costs                                                   (539)          (153)
                                                                  ------------   ------------

        Net cash provided by financing activities                       8,466          7,235
                                                                  ------------   ------------

Net increase in cash and cash equivalents                                  92            201

Cash and cash equivalents at beginning of period                          152              4
                                                                  ------------   ------------

Cash and cash equivalents at end of period                        $       244    $       205
                                                                  ============   ============

Supplemental information - interest paid                          $       424    $        95
                                                                  ============   ============

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
------------------------------------

Non-cash investing and financing transactions in connection with the acquisition of Mountain Air assets:

                  Fair value of net assets acquired                    $ (9,970)
                  Goodwill and other intangibles                         (2,656)
                  Note payable to prior owner                             2,200
                  Other adjustments                                         579
                                                                       ---------

                  Net cash paid to acquire subsidiary                  $ (9,847)
                                                                       ---------

Non-cash investing and financing transactions in connection with the acquisition of Jens' Oilfield Service, Inc.:

                  Fair value of net assets acquired                    $(11,204)
                  Goodwill and other intangibles                         (1,235)
                  Note payable to prior owner                             4,000
                  Value of common stock issued                              677
                                                                       ---------

                  Net cash paid to acquire subsidiary                  $ (7,762)
                                                                       ---------

Non-cash investing and financing transactions in connection with the acquisition of Strata Directional Technology, Inc.

                  Fair value of net assets acquired                    $ (2,073)
                  Goodwill and other intangibles                         (4,823)
                  Issuance of preferred stock                             3,500
                  Value of common stock issued                            3,219
                                                                       ---------

                  Net cash paid to acquire subsidiary                  $   (177)
                                                                       ---------

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SMUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Allis-Chalmers Corporation's ("Allis-Chalmers" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001, and the Current Reports on Forms 8-K and 8-K/A filed on February 21, 2002 and April 22, 2002, respectively.

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

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. ("MCA"). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger, including those for the period in the three months ended March 31, 2001, are the financial statements of OilQuip. OilQuip was incorporated on February 4, 2000 to find and acquire targets to operate as subsidiaries.

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

On December 12, 2001, the Company sold its wholly owned subsidiary, Houston Dynamic Service, Inc. ("HDS"), to Clayton Lau, the general manager of HDS, in a management buy-out. In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

On February 6, 2002, The Company purchased 81% of the outstanding stock of Jens Oil Field Service, Inc. ("Jens"). Jens supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"). Strata provides high end directional and horizontal drilling technology for specific targeted reservoirs that cannot be reached vertically.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS 143 on its consolidated financial statements. The Company will adopt SFAS 143 for its fiscal year beginning January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company adopted SFAS 144 for its fiscal year beginning January 1, 2002.

NOTE 2 - ACQUISITIONS

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

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted initially into 10,000,000 million shares of Allis-Chalmers' common stock. The acquisition was accounted for using the purchase method of accounting as a reverse acquisition. Goodwill of $194,000 and other identifiable intangible assets of $725,000 were recorded in connection with the merger. Effective on the date of the merger, OilQuip retroactively became the reporting company. As a result, financial statements prior to the merger are those of OilQuip.

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

In connection with the Strata purchase, the Company authorized the creation of Series A Preferred Stock. 3,500,000 shares of Series A Preferred stock were issued to the seller, Energy Spectrum. The Series A Preferred stock has cumulative dividends at ten percent (10%) per annum payable in cash or additional Series A Preferred Stock. Additionally, the Series A Preferred Stock is convertible into common stock of the Company. The Series A Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Series A Preferred Stock is $1.00 per share. In addition, in connection with the Strata acquisition, Energy Spectrum was issued warrants for 437,500 shares of Company common stock at an exercise price of $0.15 per share.

The acquisitions ware accounted for using the purchase method of accounting. Goodwill of $4,807,000 was recorded with the acquisition of Strata and other identifiable intangible assets of $1,235,000 were recorded with the acquisition of Jens.

The Company issued to the banks warrants for 1,165,000 shares of common stock at an exercise price of $0.15 per share and 335,000 warrants to purchase common stock at a $1.00 per share in connection with their subordinated debt financing. All of these shares are subject to redemption at the option of the warrant holders for $1,500,000 after three years by the Company.

As a result of these transactions, the Company has approximately 19.5 million shares of common stock outstanding at March 31, 2002, as well as options and warrants to purchase up to 9.6 million additional shares. Substantially all of the Company's tangible assets have been pledged as collateral on the loans from the banks.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisition of Jens and Strata on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations were not included in the pro forma information.

                                              Quarter ended March 31,
                                            ----------------------------
                                              2002                2001
                                            --------            --------
                                                   (in thousands)

Revenues                                    $ 4,404             $ 7,256

Operating income/ (loss)                    $  (140)            $ 1,435

Net income/ (loss)                          $  (757)            $   563

Income (loss) per share                     $ (0.05)            $   .11

NOTE 3- LONG-TERM DEBT

Long-term debt is primarily a result of the costs of the acquisitions of certain assets of Mountain Air, Jens' Oilfield Service, Inc. and Strata Directional Technology, Inc.

Mountain Compressed Air:

         o A term loan in the amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (5.125% at March 31, 2002), interest payable quarterly, with quarterly principal payments of $147,917 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

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

         o A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (Interest rate of 5.25% at March 31, 2002). The principal will be due on February 7, 2004.

Jens' Oilfield Service:

         o A term loan in the amount of $4,042,369 at variable interest rates related to the Prime rates plus 1.5% (6.25% at March 31, 2002), interest and principal payments of $67,373 due monthly. The maturity date of the loan is February 1, 2007.

         o A Real Estate loan in the amount of $532,000 at variable interest rates related to the Prime rates plus 1.5% (6.25% at March 31, 2002), interest and principal payments of $14,778 due monthly. The maturity date of the loan is February 1, 2005.

         o A seller's note in the amount of $4,000,000 at 7.5% simple interest. Interest payments are due quarterly beginning on April1, 2002 and continuing each January, April, July and October. The principal will be due on January 31, 2006.

         o Subordinated debt in the amount of $2,000,000 at 12% interest payable monthly commencing on March 1, 2002. The principal will be due on January 31, 2005. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as discount to the subordinated debt and a liability. The discount is amortizable over three years as additional interest expense.

         o At March 31, 2002, the Company has a $1,000,000 line of credit at Wells Fargo bank, of which $25,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 1.5% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

Strata Directional Technology, Inc.:

         o A term loan in the amount of $1,654,000 at variable interest rates related to the Prime rates plus 2.0% (6.25% at March 31, 2002), interest and principal payments of $27,567 due monthly. The maturity date of the loan is February 1, 2007.

         o At March 31, 2002, the Company has a $2,500,000 line of credit at Wells Fargo bank, of which $332,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 2.0% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

In addition to the above acquisition debt, there is also debt resulting from the Allis-Chalmers Board establishing an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement, in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5% and are due March 28, 2005. At March 31, 2002, the notes are recorded at $358,000, including accrued interest.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

The Company has issued redeemable warrants that are exercisable for a maximum of 1,350,000 shares of the Company's common stock at an exercise price of $0.15 per share. The warrants are exercisable beginning January 31, 2004. The warrants are subject to a cash redemption provision ("put") at the discretion of the warrant holder beginning January 31, 2004 and extending through January 31, 2006 if the warrant holder decides not to exercise the warrants. The Company has recorded a liability of $1,500,000 and is amortizing the effects of the put to interest expense over the life of the debt instrument.

NOTE 4 - SHAREHOLDERS' EQUITY

The changes in common shareholders' equity for the three months ended March 31, 2002 were as follows:

         Allis-Chalmers balance at 12/31/01                         $ 1,250,000
         Jens' Oilfield acquisition                                     677,000
         Strata Directional acquisition                               3,219,000
         Net (loss) Three Months ended March 31, 2002                  (698,000)
                                                                    ------------
         Total Shareholders' Equity at 3/31/02                      $ 4,448,000
                                                                    ============

Allis-Chalmers acquired 81% of Jens' Oilfield Service. The business combination was accounted for as a purchase. As a result, $677,000, the value of the Allis-Chalmers common stock issued at the date of the acquisition, was added to shareholders' equity.

Allis-Chalmers acquired 95% of Strata Directional Technology. The business combination was accounted for as a purchase. As a result, $3,219,000, the value of Allis-Chalmers common stock issued at the date of the acquisition, was added to shareholders' equity.

In connection with the Strata purchase, the Company authorized the creation of Series A Preferred Stock. 3,500,000 shares of Series A Preferred stock were issued to the seller, Energy Spectrum. The Series A Preferred stock has cumulative dividends at ten percent (10%) per annum payable in cash or additional Series A Preferred Stock. Additionally, the Series A Preferred Stock is convertible into common stock of the Company. The Series A Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Series A Preferred Stock is $1.00 per share. In addition, in connection with the Strata acquisition, Energy Spectrum was issued warrants for 437,500 shares of Company common stock at an exercise price of $0.15 per share.

NOTE 5 - GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that the Company test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. The following is the proforma effect of implementing SFAS No. 142. The Company has recorded $4,823,000 of goodwill at March 31, 2002 related to Strata, which was acquired in February 2002. The Company has not performed the transitional goodwill impairment test on Strata as of the date of this filing but will complete it in the second quarter of 2002. The Company cannot predict the amount, if any, of an adjustment to goodwill as a result of this test.
                                                      Three Months Ended
                                                           March 31,
                                               (in thousands, except per share)
                                                  2002                  2001
                                                --------              --------

Reported net income (loss)                      $  (698)              $  (270)
Goodwill amortization                                --                    20
                                                --------              --------
Adjusted net income (loss)                      $  (698)              $  (250)
                                                ========              ========

Earnings per share:
    Reported net income (loss) per share        $  (.04)              $  (.06)
    Goodwill amortization per share                  --                   .01
                                                --------              --------
    Adjusted net income (loss) per share        $  (.04)              $  (.05)
                                                ========              ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

BACKGROUND
----------

Prior to 2001, we operated primarily through HDS. In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of MCA. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens. (see "--Recent Developments --Acquisition of Jens Oilfield Service, Inc, and Strata Directional Drilling, Inc.; Disposition of HDS," below). Our business conducted in 2001 did not include the operations of Jens and Strata, which will be material to our continuing business operations.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K filed on April 1, 2002. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. The Company has $4,802,000 of goodwill at March 31, 2002 related to Strata, which was acquired in February 2002. The Company has not performed the transitional goodwill impairment test on Strata in accordance with SFAS No. 142 as of the date of this filing but will complete it in the second quarter of 2002. The Company cannot predict the amount, if any, of an adjustment to goodwill as a result of this test.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2001 reflect the business operations of OilQuip. From its inception on February 4, 2000 to February 6, 2001, OilQuip was in the developmental stage. OilQuip's activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations prior to February 6, 2001 had no sales, cost of sales, or marketing and administrative expenses that would be reflective of the ongoing company. On February 6, 2001, OilQuip acquired the assets of Mountain Air which conducted natural gas exploration equipment rental and services operations. On May 9, 2001, OilQuip acquired the Prior A-C Assets, including the operations of HDS. The results of operation of HDS, which was sold in December 2001, are included in discontinued operations from May 9, 2001. On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock for Jens Oilfield Service, Inc. which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. which provides high end directional and horizontal drilling technology for specific targeted reservoirs that cannot be reached vertically. The results from these operations impact the first quarter of 2002.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001:
-------------------------------------------------------------

Sales for the three months ended March 31, 2002 totaled $3,253,000, reflecting two months of revenue for Jens and Strata following the acquisitions. In the comparable period of 2001, revenues were $606,000.

Gross margin, as a percentage of sales, was 19.6% in the first quarter of 2002 compared with 22.6 % in the first quarter of 2001.

General and administrative expense was $840,000 in the first quarter of 2002 compared with $287,000 in the first quarter of 2001, increasing as a result of the Jens and Strata acquisitions.

We had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $290,000 for the three months ended March 31, 2002 compared with a negative EBITDA of ($78,000) for the three months ended March 31, 2001.

We incurred a net loss of $(698,000), or ($0.04) per common share, for the first quarter of 2002 compared with a loss of ($270,000), or ($0.06) per common share, for the first quarter of 2001.

PRO FORMA RESULTS

Pro forma results of operation set forth below includes results of operations of the Oilquip, MCA, Jens and Strata subsidiaries for all of the first quarter of 2002 and 2001. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Pro forma sales in the first quarter of 2002 totaled $4,404,000 compared with $7,256,000 for the first quarter of 2001. The decline in pro forma revenues reflects the overall decline in the oilfield services industry. The total rigs operating in the United States per Baker Hughes, Inc. declined from 1,164 at March 31, 2001 to 763 at March 31, 2002, a decrease of 34 %.

Pro forma gross profit totaled $813,000 for a gross profit margin of 18.4% of sales in the three months ended March 31, 2002. Pro forma gross profit for the comparable quarter in the prior year totaled $ 2,386,000 for a gross profit margin of 32.9% of sales. The decline in profit margin results reflects the decrease in revenues offset partially by cost reductions.

The Company had pro forma EBITDA and an operating loss of $480,000 and ($140,000), respectively, for the three months ended March 31, 2002. The pro forma EBITDA and operating income for the comparable quarter in the prior year were $1,900,000 and $1,435,000, respectively.

The Company incurred a pro forma net loss of ($757,000), or ($0.05) per common share, for the first quarter of 2002 compared to a pro forma net income of $563,000, or $0.11 per common share, for the first quarter of 2001.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $244,000 at March 31, 2002, an increase from $152,000 at December 31, 2001 mainly due to the acquisitions of Jens and Strata and the related financings.

Net trade receivables at March 31, 2002 were $3,516,000. This increased significantly from the December 31, 2001 balance of $973,000 due to the acquisitions of Jens and Strata.

Net property, plant and equipment were $19,771,000 at March 31, 2002, a significant increase over the total at December 31, 2001, as a result of the acquisitions of Jens and Strata. Capital expenditures for the first quarter of 2002 were $54,000. Capital expenditures for the year 2002 are projected to be approximately $350,000.

Trade accounts payable at March 31, 2002 were $902,000. This increased significantly from the December 31, 2001 balance due the acquisition of Jens and Strata.

Other current liabilities, excluding the current portion of long term debt, were $3,539,000 consisting of an estimated liability for an acquisition purchase price adjustment of $1,000,000, interest in the amount of $245,000, accrued salary and benefits in the amount of $628,000, accrued federal income taxes of $50,000, and legal and professional expenses in the amount of $1,616,000. All of these balance sheet accounts increased significantly from the December 31, 2001 balances due to the acquisition of Jens and Strata.

Long term debt was $20,254,000 at March 31, 2002 including current maturities.

As described below in, "-- Recent Developments --Acquisition of Jens Oilfield Service, Inc. and Strata Directional Drilling, Inc." the Company incurred an additional $13.2 million in long-term debt in connection with the acquisition of Jens and Strata in February 2002.

In addition to the debt discussed above, the Company had available lines of credit totaling $1,407,000 at March 31, 2002, of which $1,050,000 was available and unused.

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

RECENT DEVELOPMENTS --ACQUISITION OF JENS' OILFIELD SERVICE, INC. AND STRATA DIRECTIONAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------

JENS OIL FIELD TRANSACTION

We purchased 81% of the outstanding stock of Jens for (i) $10,250,000 in cash,
(ii) a $4,000,000 note payable with a 7.5% interest rate and the principal due in four years, (iii) $1,000,000 for a non-compete agreement payable monthly for five years, (iv) an additional payment estimated to be from $1,000,000 to $1,250,000, based upon Jens' working capital as of February 1, 2002, (v) 1,397,849 shares of our common stock, and (vi) an amount equal to the net income of Jens for the period January 1, 2002 through January 31, 2002. We entered into a three year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens and Mr. Mortensen providing for restrictions against transfer of the stock of Jens by us and Mr. Mortensen, and providing Mr.

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

STRATA ACQUISITION

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

BANK FINANCING

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company has adopted SFAS No. 143 for its fiscal year beginning January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company has adopted SFAS No. 144 for its fiscal year beginning January 1, 2002.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report on Form 10-Q.

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed elsewhere in this Report on Form 10-Q, in our Annual Report on Form 10K (including without limitation in the "Risk Factors" Section), and in our other SEC filings and publicly available documents. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        *10.18 Employment Agreement dated April 1, 2002 by and between Allis-Chalmers Corporation and V. William Archer III

        *10.19 Employment Agreement dated April 1, 2002 by and between Allis-Chalmers Corporation and Jeffrey R. Freedman

        *10.20  2002 Incentive Stock Plan

        *10.21  Form of Option Agreement Issued Under 2002 Incentive Stock Plan

        * Compensation Plan or Agreement

(b) Reports on Form 8-K: A report on Form 8-K was filed on February 21, 2002, reporting the Acquisitions of Jens' Oilfield Service, Inc and Strata Directional Technology, Inc. On April 22, 2002, the Company filed an amendment to the 8-K to include financial statements and pro forma statements relating to the Acquisitions.

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

                                            Allis-Chalmers Corporation
                                            --------------------------
                                                  (Registrant)

                                            /s/Munawar H. Hidayatallah
                                            --------------------------
                                            Munawar H. Hidayatallah
                                            President, Chief Executive Officer
                                            And Chairman

May 14, 2002