Form 10-Q
period 2002-06-30
ALLIS CHALMERS CORP
filed 2002-08-14
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

         Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              39-0126090
       -------------------------------           ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No

At August 13, 2002 were 19,633,340 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                    ALLIS-CHALMERS CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share)
                                                     Three Months Ended      Six Months Ended
                                                          June 30,                June 30,
                                                   ---------------------   ---------------------
                                                      2002        2001        2002        2001
                                                   ---------   ---------   ---------   ---------
                                                           (thousands, except per share)
Sales                                              $  4,238    $  1,341    $  7,491    $  1,947
Cost of sales                                         3,488         939       6,102       1,408
                                                   ---------   ---------   ---------   ---------

    Gross Margin                                        750         402       1,389         539

Marketing and administrative expense                    970         951       1,810       1,238
                                                   ---------   ---------   ---------   ---------

    Income/(Loss) from Operations                      (220)       (549)       (421)       (699)

Other income (expense)
   Interest income                                        -           -           -           -
   Interest expense                                    (600)       (254)     (1,023)       (348)
   Minority interest                                    (23)          -         (40)          -
   Other                                                 47          29          77           3
                                                   ---------   ---------   ---------   ---------

Net income/(loss) before income taxes                  (796)       (774)     (1,407)     (1,044)

    Provision for income taxes                          (73)          -        (102)          -
                                                   ---------   ---------   ---------   ---------

    Net Income/(Loss) from continuing operations   $   (869)   $   (774)   $ (1,509)   $ (1,044)

Income from discontinued operations                       -           3           -           3
                                                   ---------   ---------   ---------   ---------

    Net Income/(Loss)                              $   (869)   $   (771)   $ (1,509)   $ (1,041)

    Preferred stock dividend                            (87)          -        (145)          -
                                                   ---------   ---------   ---------   ---------

Net income/(loss) attributed to common shares      $   (956)   $   (771)   $ (1,654)   $ (1,041)
                                                   =========   =========   =========   =========
Net income/(loss) per common share
(Basic and diluted):

Continuing                                         $   (.05)   $   (.19)   $   (.09)   $   (.25)

Discontinued                                       $      -    $      -    $      -    $      -
                                                   ---------   ---------   ---------   ---------

    Net Income/(Loss) per Common Share             $   (.05)   $   (.19)   $   (.09)   $   (.25)
                                                   =========   =========   =========   =========

    Weighted average shares outstanding              19,574       4,100      17,933       4,100
                                                   =========   =========   =========   =========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                                 2

                           ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                          June 30,  December 31,
                                                             2002        2001
                                                          ---------    ---------
Assets
------

Cash and cash equivalents                                 $    326     $    152
Trade receivables, net                                       2,674          973
Due from related party                                          21           61
Other current assets                                           548          153
                                                          ---------    ---------

       Total current assets                                  3,569        1,339

Property, plant and equipment, net                          18,207        4,246
Goodwill and other intangibles, net                         11,131        5,067
Debt issuance costs, net                                       874          180
Lease deposit                                                  701          701
Long-term receivables                                        1,896          791
Other assets                                                    16          141
                                                          ---------    ---------

       Total Assets                                       $ 36,394     $ 12,465
                                                          =========    =========

Liabilities and Shareholders' Equity
------------------------------------

Current maturities of long-term debt                      $ 17,995     $  1,023
Trade accounts payable                                       1,332          298
Income tax payable                                             139            -
Accrued employee benefits and payroll taxes                    332          851
Accrued interest                                               397          176
Accrued expenses                                             1,467          610
                                                          ---------    ---------

       Total current liabilities                            21,662        2,958

Accrued postretirement benefit obligations                     803          824
Long-term debt, less current portion                         2,200        6,833
Deferred income tax                                             64            -
Other long-term liabilities                                  1,155            -

Minority interest                                            1,704            -
Redeemable warrant                                           1,500          600
Redeemable convertible preferred stock                       3,645            -

Common shareholders' equity:
Common stock, $.15 par value (110,000,000
 shares authorized; 19,633,340 issued and
 outstanding at June 30, 2002 and 11,588,128
 issued and outstanding at December 31, 2001)                2,945        1,738
Capital in excess of par value                               7,574        4,716
Accumulated deficit                                         (6,858)      (5,204)
                                                          ---------    ---------

       Total shareholders' equity                            3,661        1,250
                                                          ---------    ---------

       Total liabilities and shareholders' equity         $ 36,394     $ 12,465
                                                          =========    =========

This interim statement is unaudited.
The accompanying Notes are an integral part of the Financial Statements.


                              ALLIS-CHALMERS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                                                   Six Months Ended
                                                                        June 30,
                                                                  -------------------
                                                                    2002       2001
                                                                  --------   --------

Cash flows from operating activities:
   Net (loss)                                                     $(1,509)   $(1,044)
   Adjustments to reconcile net (loss) to net cash
    (used) by operating activities:
     Depreciation expense                                             872        197
     Amortization expense                                             259         91
     Issuance of stock options                                          -        500
     Minority interest                                                 40          -
     Amortization of discount on debt                                 100          -
     Depreciation expense on discontinued operations                    -         34
   Changes in operating assets and liabilities:
     Accounts receivables, net                                        909       (604)
     Due from related party                                            40          -
     Other current assets                                             938         17
     Lease deposit                                                      -       (701)
     Other assets                                                     136          -
     Accrued interest payable                                         121          -
     Accounts payable                                                  49        471
     Accrued expenses                                              (1,220)       209
     Accrued employee benefits and payroll taxes                     (708)         -
     Other long-term liabilities                                      (61)        (6)
                                                                  --------   --------

     Net cash (used) by operating activities                          (34)      (836)

Cash flows from investing activities:
    Acquisition of MCA, net of cash acquired                            -     (9,730)
    Acquisition of Jens, net of cash acquired                      (7,762)         -
    Acquisition of Strata, net of cash acquired                      (373)         -
    Capital expenditures                                              (87)      (141)
    Proceeds from sale of equipment                                     -      3,549
                                                                  --------   --------

     Net cash (used) by investing activities                       (8,222)    (6,322)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net of repayments     9,193      5,734
    Proceeds from issuance of common stock                              -      1,838
    Debt issuance costs                                              (763)      (190)
                                                                  --------   --------

     Net cash provided by financing activities                      8,430      7,382
                                                                  --------   --------

Net increase in cash and cash equivalents                             174        224

Cash and cash equivalents at beginning of period                      152          4
                                                                  --------   --------

Cash and cash equivalents at end of period                        $   326    $   228
                                                                  ========   ========

Supplemental information - interest paid                          $   798    $   258
                                                                  ========   ========

                                           4

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
------------------------------------

Non-cash investing and financing transactions in connection with the acquisition of Mountain Air assets:

                  Fair value of net assets acquired                    $ (9,970)
                  Goodwill and other intangibles                         (2,656)
                  Note payable to prior owner                             2,200
                  Other adjustments                                         696
                                                                       ---------

                  Net cash paid to acquire subsidiary                  $ (9,730)
                                                                       ---------

Non-cash investing and financing transactions in connection with the acquisition of Jens' Oilfield Service, Inc.:

                  Fair value of net assets acquired                    $(11,204)
                  Goodwill and other intangibles                         (1,235)
                  Note payable to prior owner                             4,000
                  Value of common stock issued                              677
                                                                       ---------

                  Net cash paid to acquire subsidiary                  $ (7,762)
                                                                       ---------

Non-cash investing and financing transactions in connection with the acquisition of Strata Directional Technology, Inc.

                  Fair value of net assets acquired                    $ (2,073)
                  Goodwill and other intangibles                         (5,019)
                  Issuance of preferred stock                             3,500
                  Value of common stock issued                            3,219
                                                                       ---------

                  Net cash paid to acquire subsidiary                  $   (373)
                                                                       ---------

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

All normal and recurring adjustments considered necessary for a fair presentation of the results of operations have been included in the unaudited financial statements. In addition, all non-recurring adjustments necessary to prevent the financial statements from being misleading have been included in the unaudited financial statements. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

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

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. ("MCA"). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger on May 9, 2001 are the financial statements of OilQuip. OilQuip was incorporated on February 4, 2000 to find and acquire targets to operate as subsidiaries.

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

NOTE 2 - ACQUISITIONS

On January 25, 2001, OilQuip formed a subsidiary, MCA, a Texas corporation. On February 6, 2001, MCA acquired the business and certain assets of Mountain Air, a private company, for $10,000,000 (including a $200,000 deposit paid in 2000) in cash and a $2,200,000 promissory note to the sellers (with an interest rate of 5.75% and principal and interest due February 6, 2006). The acquisition was accounted for using the purchase method of accounting. Goodwill of $3,660,000 and other identifiable intangible assets of $800,000 were recorded with the acquisition.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted into 10,000,000 million shares of Allis-Chalmers' common stock. The acquisition was accounted for using the purchase method of accounting as a reverse acquisition. Goodwill of $194,000 and other identifiable intangible assets of $725,000 were recorded in connection with the merger. Effective on the date of the merger, OilQuip retroactively became the reporting company. As a result, financial statements prior to the merger are those of OilQuip.

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

The purchase price for Jens and Strata was (i) $10,250,000 in cash, (ii) a $4,000,000 note payable due in four years, (iii) $1,000,000 for a non-compete agreement payable for five years, (iv) 7,957,712 shares of common stock of the Company, (v) 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock") and (vi) an additional payment of $841,000 based upon Jens' working capital on February 1, 2002. In May 2002, the Company purchased the remaining minority interest in Strata in exchange for 87,500 shares of the Company common stock.

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

The acquisitions were accounted for using the purchase method of accounting. Goodwill of $5,019,000 was recorded with the acquisition of Strata and other identifiable intangible assets of $1,235,000 were recorded with the acquisition of Jens.

The Company issued to the banks warrants for 1,165,000 shares of common stock at an exercise price of $0.15 per share and 335,000 warrants to purchase common stock at a $1.00 per share in connection with their subordinated debt financing. All of these warrants are subject to redemption at the option of the warrant holders for $1,500,000 after three years by the Company.

Currently, the Company has approximately 19.6 million shares of common stock outstanding at June 30, 2002, as well as options and warrants to purchase up to
9.6 million additional shares. Substantially all of the Company's tangible assets have been pledged as collateral on the loans from the banks.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisition of Jens and Strata on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations are not included in the pro forma information

                                      Three months ended      Six Months ended
                                            June 30,              June 30,
                                     --------------------   --------------------
                                       2002        2001       2002        2001
                                     --------    --------   --------    --------
                                       (in thousands)

Revenues                             $ 4,238     $ 7,610    $ 8,642     $14,866

Operating income/ (loss)             $  (220)    $ 1,194    $  (360)    $ 2,629

Net Income/ (loss)                   $  (869)    $   184    $(1,656)    $   747

Income (loss) per share              $ (0.05)    $    --    $ (0.08)    $  0.03

NOTE 3 - LONG TERM RECEIVABLES

The long term receivables include a $791,000 note received in connection with the sale of HDS and a $1,325,000 receivable from the sale of the Company's measurement while drilling (MWD) assets which were acquired in the Strata acquisition. Under the terms of the MWD sale, completed in June 2002, the Company will receive at least $15,000 per month which will be applied to the Company's outstanding bank debt. After thirty-six months, the purchaser has the option to pay the remaining balance or continue paying a minimum of $15,000 per month for an additional twenty-four months. After the expiration of the additional twenty-four months, the purchaser must repay any remaining balance. The transaction has been accounted for as a direct financing lease.

NOTE 4 - LONG-TERM DEBT

Long-term debt is primarily a result of the costs of the acquisitions of certain assets of Mountain Air, Jens' Oilfield Service, Inc. and Strata Directional Technology, Inc.

Mountain Compressed Air:

         o A term loan in the amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (5.125% at June 30, 2002), with interest payable quarterly and quarterly principal payments of $147,917 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

         o A seller's note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2006.

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

         o A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (Interest rate of 5.25% at June 30, 2002). The principal will be due on February 7, 2004.

         o At June 30, 2002, the Company has a $500,000 line of credit at Wells Fargo bank, of which $350,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 1.5% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

Jens' Oilfield Service:

         o A term loan in the amount of $4,042,369 at variable interest rates related to the Prime rates plus 1.5% (6.25% at June 30, 2002), with interest and principal payments of $67,373 due monthly. The maturity date of the loan is February 1, 2007.

         o A Real Estate loan secured by real property in the amount of $532,000 at variable interest rates related to the Prime rates plus 1.5% (6.25% at June 30, 2002), with interest and principal payments of $14,778 due monthly. The maturity date of the loan is February 1, 2005.

         o A seller's note in the amount of $4,000,000 at 7.5% simple interest. Interest payments are due quarterly beginning on April 1, 2002 and continuing each January, April, July and October. The principal will be due on January 31, 2006.

         o Subordinated debt in the amount of $2,000,000 at 12% interest payable monthly commencing on March 1, 2002. The principal will be due on January 31, 2005. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as discount to the subordinated debt and a liability. The discount is amortizable over three years as additional interest expense. The debtor on this loan is Allis-Chalmers Corporation.

         o At June 30, 2002, the Company has a $1,000,000 line of credit at Wells Fargo bank, of which $45,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 1.5% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

Strata Directional Technology, Inc.:

         o A term loan in the amount of $1,654,000 at variable interest rates related to the Prime rates plus 2.0% (6.75% at June 30, 2002), interest and principal payments of $27,567 due monthly. The maturity date of the loan is February 1, 2007.

         o At June 30, 2002, the Company has a $2,500,000 line of credit at Wells Fargo bank, of which $512,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 2.0% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

In addition to the above acquisition debt, Allis-Chalmers issued promissory notes totaling $325,000 in 1999 to current or former directors and officers as compensation for services rendered to the company. The notes bear interest at the rate of 5% and are due March 28, 2005. At June 30, 2002, the notes are recorded at $362,000, including accrued interest.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

On July 16, 2002, the Company received a letter declaring that the Company was in default of certain covenants set forth in its credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). As a result of these defaults the Company's bank lenders have imposed default interest rates, resulting in an increase of approximately $15,000 in the monthly interest payable by the Company. Additionally the Bank Lenders have suspended interest payments on a $4.0 million subordinated seller note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated seller note. The holder of the subordinated seller note is precluded from taking action to enforce the subordinated seller note without the consent of the Bank Lenders.

The Company has made all outstanding principal and interest payments to the Bank Lenders and believes it will be able to continue to make such payments for the foreseeable future based upon its current revenue and cash flow forecasts. While there can be no assurances of maintaining sufficient liquidity into the future, the Company believes it does have sufficient current liquidity and will make every effort to remedy the aforementioned defaults in order to comply with provisions in the credit agreement and subordinated seller note. Notwithstanding the foregoing, the Company does retain the ability to draw on an available line of credit of $1.3 million extended by the bank lenders, on which $382,000 was unused as of August 9, 2002.

The Company is currently seeking additional equity financing and in connection with any financing will seek to obtain a waiver and amendment of the bank credit agreements which will waive past defaults, eliminate the default interest rate and remedy other issues, in order to be in compliance. However, there can be no assurance that the Company will be able to obtain such equity financing, that an amendment and waiver will be obtained, or that the lenders will not exercise their rights under the credit agreements, including the acceleration of approximately $18,000,000 million in debt. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements. The acceleration of outstanding debt or any action to enforce the Company's obligations with respect to such debt would have a material adverse effect on the Company.

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

NOTE 5 - SHAREHOLDERS' EQUITY

The changes in common shareholders' equity for the six months ended June 30, 2002 were as follows:

         Allis-Chalmers balance at December 31, 2001          $1,250,000
         Jens' Oilfield acquisition                              677,000
         Strata Directional acquisition                        3,388,000
         Net (loss) - Six Months ended June 30, 2002          (1,654,000)
                                                              -----------
         Balance at June 30, 2002                             $3,661,000
                                                              ===========

Allis-Chalmers acquired 81% of Jens' Oilfield Service. The business combination was accounted for as a purchase. As a result, $677,000, the value of the Allis-Chalmers common stock issued at the date of the acquisition, was added to shareholders' equity.

Allis-Chalmers acquired 95% of Strata Directional Technology in the first quarter of 2002 and the remaining 5% of Strata in the second quarter. The business combination was accounted for as a purchase. As a result, $3,388,000, the value of Allis-Chalmers common stock issued was added to shareholders' equity.

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

NOTE 6 - GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that the Company test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. The Company has evaluated the provisions of SFAS No. 142 and determined that no cumulative effect results from adopting this change in accounting principle. The following is the pro forma effect of implementing SFAS No. 142. The Company has recorded $5,019,000 of goodwill at June 30, 2002 related to Strata, which was acquired in February 2002. The Company has not performed the transitional goodwill impairment test on Strata as of the date of this filing but will complete it prior to December 31, 2002. The Company cannot predict the amount, if any, of an adjustment to goodwill as a result of this test.

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
                                           (in thousands, except per share)

Reported net income (loss)             $  (869)   $  (771)   $(1,509)   $(1,041)
Goodwill amortization                        -         70          -         90
                                       --------   --------   --------   --------
Adjusted net income (loss)             $  (869)   $  (701)   $(1,509)   $  (951)
                                       ========   ========   ========   ========

Earnings per share:
  Reported net income (loss) per share $  (.05)   $  (.19)   $  (.09)   $  (.25)
  Goodwill amortization per share            -        .02          -        .02
                                       --------   --------   --------   --------
  Adjusted net income (loss) per share $  (.05)   $  (.17)   $  (.09)   $  (.23)
                                       ========   ========   ========   ========

NOTE 7 -  SEGMENT INFORMATION

The Company has three segments, Casing Services (Jens), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air). All of the segments provide services to the petroleum industry. The revenues and operating income by segment are presented below:

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
                                                    (in thousands)

Revenues:
   Casing Services                     $ 2,079    $    --    $ 3,248    $    --
   Directional Drilling Services         1,322         --      2,273         --
   Compressed Air Drilling Services        837      1,341      1,970      1,947
                                       --------   --------   --------   --------
                                       $ 4,238    $ 1,341    $ 7,491    $ 1,947
                                       ========   ========   ========   ========

Operating income/ (loss):
   Casing Services                     $   745    $    --    $ 1,060    $    --
   Directional Drilling Services          (109)        --       (142)        --
   Compressed Air Drilling Services       (412)       184       (446)       187
                                       --------   --------   --------   --------
                                       $   224    $   184    $   472    $   187

   General Corporate                   $  (444)   $  (733)   $  (893)   $  (886)
                                       --------   --------   --------   --------
                                       $  (220)   $  (549)   $  (421)   $  (699)
                                       ========   ========   ========   ========

At June 30, 2002 the total assets for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments are $16,057,000, $8,727,000, $9,511,000 and $2,099,000, respectively.

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

 CRITICAL ACCOUNTING POLICIES
-----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K filed on April 1, 2002. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ materially from those estimates.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS
----------------------------------------------

Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. The Company has $5,019,000 of goodwill at June 30, 2002 related to Strata, which was acquired in February 2002. The Company has not performed the transitional goodwill impairment test on Strata in accordance with SFAS No. 142 as of the date of this filing but will complete it prior to December 31, 2002. The Company cannot predict the amount, if any, of an adjustment to goodwill as a result of this test.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2001 reflect the business operations of OilQuip. From its inception on February 4, 2000 to February 6, 2001, OilQuip was in the developmental stage. OilQuip's activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations prior to February 6, 2001 had no sales, cost of sales, or marketing and administrative expenses that would be reflective of the ongoing company. On February 6, 2001, OilQuip acquired the assets of Mountain Air which conducted natural gas exploration equipment rental and services operations. On May 9, 2001, OilQuip acquired the Prior A-C Assets, including the operations of HDS. The results of operation of HDS, which was sold in December 2001, are included in discontinued operations from May 9, 2001. On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock for Jens Oilfield Service, Inc. which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. which provides high end directional and horizontal drilling technology for specific targeted reservoirs that cannot be reached vertically. The results from these operations impact the first half of 2002.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001:
-----------------------------------------------------------

HISTORICAL COMPARISON

Sales for the three months ended June 30, 2002 totaled $4,238,000, reflecting the revenue for Jens and Strata which were acquired in February, 2002. In the comparable period of 2001, revenues were $1,341,000. Revenues for the three months ended June 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,079,000, $1,322,000 and $837,000, respectively. Revenues for the Compressed Air Drilling Services segment decreased from $1,341,000 for the three months ended June 30, 2001 primarily due to the overall downturn in the petroleum industry.

Gross margin ratio, as a percentage of sales, was 17.7% in the second quarter of 2002 compared with 30.0 % in the second quarter of 2001. The gross margin ratio declined as a result of the Jens and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air.

General and administrative expense was $970,000 in the second quarter of 2002 compared with $951,000 in the second quarter of 2001. The second quarter of 2001 included an expense of $500,000 related to the grant of an option to purchase 500,000 shares of common stock at $0.50 per share to a director of Allis-Chalmers. The general administrative expenses increased in 2002 compared to 2001 due to the acquisition of Jens and Strata.

Operating income (loss) for the three months ended June 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $745,000, ($109,000), ($412,000) and ($444,000), respectively. Operating income for the Compressed Air Drilling Services segment decreased from income of $184,000 for the three months ended June 30, 2001 primarily due to the overall downturn in the petroleum industry. Operating
(loss) for the General Corporate segment decreased from ($733,000) for the three months ended June 30, 2001 due to the recording of the above-mentioned expense of $500,000 related to the grant of a stock option in the 2001 period.

We had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $420,000 for the three months ended June 30, 2002 compared with a negative EBITDA of ($332,000) for the three months ended June 30, 2001. The 2001 period included the above-mentioned expense of $500,000 related to the grant of a stock option.

We incurred a net loss of $(869,000), or ($0.05) per common share, for the second quarter of 2002 compared with a loss of ($771,000), or ($0.19) per common share, for the second quarter of 2001.

PRO FORMA COMPARISON

The pro forma results of operations set forth below includes results of operations of the Oilquip, MCA, Jens and Strata subsidiaries for all of the second quarter of 2002 and 2001 as if the transactions had occurred as of the beginning of the periods presented. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Sales in the second quarter of 2002 totaled $4,238,000 compared with pro forma sales of $7,610,000 for the second quarter of 2001. The decline in pro forma revenues reflects the overall decline in the oilfield services industry. The total rigs operating in the United States per Baker Hughes, Inc. declined from 1,264 at June 30, 2001 to 847 at June 30, 2002, a decrease of 33 %.

Gross profit totaled $750,000 for a gross profit margin of 17.7% of sales in the three months ended June 30, 2002. Pro forma gross profit for the comparable quarter in the prior year totaled $2,901,000 for a gross profit margin of 38.1% of sales. The decline in profit margin results reflects the decrease in revenues offset partially by cost reductions.

The Company had EBITDA and an operating loss of $420,000 and ($220,000), respectively, for the three months ended June 30, 2002. The pro forma EBITDA and operating income for the comparable quarter in the prior year were $1,786,000 and $1,194,000, respectively. The 2001 period included the above-mentioned expense of $500,000 related to the grant of a stock option.

The Company incurred a net loss of ($869,000), or ($0.05) per common share, for the second quarter of 2002 compared to a pro forma net income of $184,000, with no effect per common share, for the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001:
---------------------------------------------------------

HISTORICAL COMPARISON

Sales for the six months ended June 30, 2002 totaled $7,491,000, reflecting five months of revenue for Jens and Strata following the acquisitions in February, 2002. In the comparable period of 2001, revenues were $1,947,000. Revenues for the six months ended June 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $3,248,000, $2,273,000 and $1,970,000, respectively. Revenues for the Compressed Air Drilling Services segment were $1,341,000 for the six months ended June 30, 2001.

Gross margin, as a percentage of sales, was 18.5% in the first half of 2002 compared with 27.7 % in the first half of 2001. The gross margin ratio declined as a result of the Jens and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air.

General and administrative expense was $1,810,000 in the first half of 2002 compared with $1,238,000 in the first half of 2001, increasing as a result of the Jens and Strata acquisitions. The second quarter of 2001 included an expense of $500,000 related to the grant of an option to purchase 500,000 shares of common stock at $0.50 per share to a director of Allis-Chalmers. The general administrative expenses increased in 2002 compared to 2001 due to the acquisition of Jens and Strata.

Operating income (loss) for the six months ended June 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,060,000, ($142,000), ($446,000) and
($893,000), respectively. Operating income for the Compressed Air Drilling Services segment decreased from income of $187,000 for the six months ended June 30, 2001 primarily due to the overall downturn in the petroleum industry. Operating (loss) for the General Corporate segment increased slightly from ($886,000) for the six months ended June 30, 2001.

We had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $711,000 for the six months ended June 30, 2002 compared with a negative EBITDA of ($411,000) for the six months ended June 30, 2001. The 2001 period included the above-mentioned expense of $500,000 related to the grant of a stock option.

We incurred a net loss of $(1,509,000), or ($0.09) per common share, for the first half of 2002 compared with a loss of ($1,041,000), or ($0.25) per common share, for the first half of 2001.

PRO FORMA COMPARISON

The pro forma results of operations set forth below includes results of operation of the Oilquip, MCA, Jens and Strata subsidiaries for all of the first half of 2002 and 2001 as if the transactions had occurred as of the beginning of the periods presented. These pro forma financial statements should be read in conjunction with the historical financial statements included herein. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Pro forma sales in the first half of 2002 totaled $8,642,000 compared with $14,866,000 for the first half of 2001. The decline in pro forma revenues reflects the overall decline in the oilfield services industry. The total rigs operating in the United States per Baker Hughes, Inc. declined from 1,264 at June 30, 2001 to 847 at June 30, 2002, a decrease of 33 %.

Pro forma gross profit totaled $1,563,000 for a gross profit margin of 18.1% of sales in the six months ended June 30, 2002. Pro forma gross profit for the comparable period in the prior year totaled $ 5,663,000 for a gross profit margin of 38.1% of sales. The decline in profit margin results reflects the decrease in revenues offset partially by cost reductions.

The Company had pro forma EBITDA and an operating loss of $900,000 and ($360,000), respectively, for the six months ended June 30, 2002. The pro forma EBITDA and operating income for the comparable period in the prior year were $3,666,000 and $2,629,000, respectively. The 2001 period included the above-mentioned expense of $500,000 related to the grant of a stock option.

The Company incurred a pro forma net loss of ($1,656,000), or ($0.08) per common share, for the first half of 2002 compared to a pro forma net income of $747,000, or $0.03 per common share, for the first half of 2001.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $326,000 at June 30, 2002, an increase from $152,000 at December 31, 2001 mainly due to the acquisitions of Jens and Strata and the related financings.

Net trade receivables at June 30, 2002 were $2,674,000. This increased significantly from the December 31, 2001 balance of $973,000 due to the acquisitions of Jens and Strata.

Net property, plant and equipment were $18,207,000 at June 30, 2002, a significant increase over the total at December 31, 2001, primarily as a result of the acquisitions of Jens and Strata. Capital expenditures for the first half of 2002 were $87,000. Capital expenditures for the year 2002 are projected to be approximately $350,000.

Trade accounts payable at June 30, 2002 were $1,332,000. This increased significantly from the December 31, 2001 balance due to the acquisition of Jens and Strata.

Other current liabilities, excluding the current portion of long term debt, were $2,335,000 including interest in the amount of $397,000, accrued salary and benefits in the amount of $332,000 and accrued federal income taxes of $139,000. All of these balance sheet accounts increased significantly from the December 31, 2001 balances due to the acquisition of Jens and Strata.

Long term debt was $20,195,000 at June 30, 2002 including current maturities.

As described below in, "-- Recent Developments --Acquisition of Jens Oilfield Service, Inc. and Strata Directional Drilling, Inc." the Company incurred an additional $13.2 million in long-term debt in connection with the acquisition of Jens and Strata in February 2002.

In addition to the debt discussed above, the Company had available lines of credit totaling $1,302,000 at June 30, 2002, of which $395,000 was available and unused.

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

On July 16, 2002, the Company received a letter declaring that the Company was in default of certain covenants set forth in its credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). As a result of these defaults the Company's bank lenders have imposed default interest rates, resulting in an increase of approximately $15,000 in the monthly interest payable by the Company. Additionally the Bank Lenders have suspended interest payments on a $4.0 million subordinated seller note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated seller note. The holder of the subordinated seller note is precluded from taking action to enforce the subordinated seller note without the consent of the Bank Lenders.

The Company has made all outstanding principal and interest payments to the Bank Lenders and believes it will be able to continue to make such payments for the foreseeable future based upon its current revenue and cash flow forecasts. While there can be no assurances of maintaining sufficient liquidity into the future, the Company believes it does have sufficient current liquidity and will make every effort to remedy the aforementioned defaults in order to comply with provisions in the credit agreement and subordinated seller note. Notwithstanding the foregoing, the Company does retain the ability to draw on an available line of credit of $1.3 million extended by the bank lenders, on which $382,000 was unused as of August 9, 2002.

The Company is currently seeking additional equity financing and in connection with any financing will seek to obtain a waiver and amendment of the bank credit agreements which will waive past defaults, eliminate the default interest rate and remedy other issues, in order to be in compliance. However, there can be no assurance that the Company will be able to obtain such equity financing, that an amendment and waiver will be obtained, or that the lenders will not exercise their rights under the credit agreements, including the acceleration of approximately $18,000,000 million in debt. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements. The acceleration of outstanding debt or any action to enforce the Company's obligations with respect to such debt would have a material adverse effect on the Company.

RECENT DEVELOPMENTS --ACQUISITION OF JENS' OILFIELD SERVICE, INC. AND STRATA DIRECTIONAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------

JENS OIL FIELD TRANSACTION

We purchased 81% of the outstanding stock of Jens for (i) $10,250,000 in cash,
(ii) a $4,000,000 note payable with a 7.5% interest rate and the principal due in four years, (iii) $1,000,000 for a non-compete agreement payable monthly for five years, (iv) an additional payment of $841,000 based upon Jens' working capital as of February 1, 2002 and (v) 1,397,849 shares of our common stock. We entered into a three year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens and Mr. Mortensen providing for restrictions against transfer of the stock of Jens by us and Mr. Mortensen, and providing Mr. Mortensen the option after February 1, 2003, to exchange his shares of stock of Jens for shares of our common stock with a value equal to 4.6 times the trailing EBITDA of Jens determined in accordance with GAAP, less any intercompany loans or third party investments in Jens, times nineteen percent (19%). Our common stock will be valued based on the average closing bid price for the stock for the preceding 30 days. Mr. Mortensen has a demand registration right pursuant to the Shareholder Agreement that requires the Company to register his shares of the Company under the Securities Act of 1933, as amended, which can not be effected until after August 1, 2002, and within 3 years thereafter at Mr. Mortensen's cost, along with piggyback registration rights.

STRATA ACQUISITION

We acquired 100% of the preferred stock and 95% of the common stock of Strata in consideration for the issuance to Energy Spectrum Partners, LP ("Energy Spectrum") of 6,559,863 shares of our common stock, warrants to purchase an additional 437,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock"). In addition, in the event the Series A Preferred Stock is not converted or redeemed prior to February 4, 2004, an additional warrant will be issued to Energy Spectrum which will entitle it to acquire 875,000 shares at an exercise price of $0.15 per share. Energy Spectrum, which is now our largest shareholder, is a private equity fund headquartered in Dallas. In May 2002, we purchased the remaining minority interest in Strata in exchange for 87,500 shares of the Allis-Chalmers common stock.

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

In connection with the Jens and Strata acquisitions, the banks also made a subordinated loan to us in the amount of $3,000,000. This loan has a 12.0% interest rate and a maturity date of February 1, 2005. Energy Capital has been issued warrants for 1,165,000 shares of common stock at a $0.15 exercise price and 335,000 warrants to purchase common stock at $1.00 per share exercise price in connection with their subordinated debt financing. We have the right to redeem 465,000 of these warrants for $600,000 after two years and 700,000 of these warrants for $900,000 after three years. In addition, previously issued warrants to purchase common stock of MCA were cancelled.

Substantially all of the Company's tangible assets have been pledged as collateral on the loans from the Banks.

Currently, we have outstanding approximately 19.6 million shares of common stock, as well as preferred stock, options and warrants convertible into or exercisable for an additional 9.6 million shares.

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

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed elsewhere in this Report on Form 10-Q, in our Annual Report on Form 10K (including without limitation in the "Risk Factors" Section), and in our other SEC filings and publicly available documents. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report on Form 10-Q.

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

                                              Allis-Chalmers Corporation
                                              --------------------------
                                                     (Registrant)

                                              /s/ Munawar H. Hidayatallah
                                              ----------------------------
                                              Munawar H. Hidayatallah
                                              President, Chief Executive Officer
                                              And Chairman

August 14, 2002