Form 10-Q
period 2002-09-30
ALLIS CHALMERS CORP
filed 2002-11-14
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No ____

At November 13, 2002 were 19,633,340 shares of Common Stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Financial Information

Item1:   Financial Statements

         Consolidated Statements of Operations for the three months and
         nine months ended September 30, 2002 and 2001                         1

         Consolidated Balance Sheets for the nine months ended
         September 30, 2002 and December 31,2001                               2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001                                           3

         Notes to Consolidated Financial Statements                            5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 4:  Controls and Procedures                                              24

Part II. Other Information

Item 1:  Legal Proceedings                                                    24

Item 3:  Default on Senior Securities                                         25

Item 6:  Exhibits and Reports on Form 8-K                                     25

Signatures                                                                    26

Certifications                                                                27

PART I. FINANCIAL INFORMATION
        ---------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                    ALLIS-CHALMERS CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share)
                                                     Three Months Ended      Nine Months Ended
                                                        September 30,         September 30,
                                                   ---------------------   ---------------------
                                                      2002       2001         2002        2001
                                                   ---------   ---------   ---------   ---------
                                                          (thousands, except per share)
Sales                                              $  4,775    $  1,521    $ 12,265    $  3,468
Cost of sales                                         3,769         957       9,871       2,331
                                                   ---------   ---------   ---------   ---------

    Gross margin                                      1,006         564       2,394       1,137

Marketing and administrative expense                    886         528       2,696       1,801
Corporate reorganization costs                          495           -         495           -
Abandoned acquisition/private placement costs           233           -         233           -
                                                   ---------   ---------   ---------   ---------

    Income/(loss) from operations                      (608)         36      (1,030)       (664)

Other income (expense)
   Interest income                                        -           -           -
   Interest expense                                    (558)       (171)     (1,581)       (521)
   Minority interest                                   (105)          -        (145)          -
   Factoring costs on note receivable                  (191)          -        (191)          -
   Other                                                 29          55         107          59
                                                   ---------   ---------   ---------   ---------

Net (loss) before income taxes                       (1,433)        (80)     (2,840)     (1,126)

    Provision for income taxes                          (72)          -        (175)          -
                                                   ---------   ---------   ---------   ---------

    Net (loss) from continuing operations          $ (1,505)   $    (80)   $ (3,015)   $ (1,126)

Income/(loss) from discontinued operations                -        (108)          -        (103)
                                                   ---------   ---------   ---------   ---------

    Net (loss)                                     $ (1,505)   $   (188)   $ (3,015)   $ (1,229)

    Preferred stock dividend                            (87)          -        (232)          -
                                                   ---------   ---------   ---------   ---------

Net (loss) attributed to common shares             $ (1,592)   $   (188)   $ (3,247)   $ (1,229)
                                                   =========   =========   =========   =========
Net (loss) per common share (Basic and diluted):
Continuing                                         $   (.08)   $   (.01)   $   (.18)   $   (.18)
Discontinued                                       $      -    $   (.01)   $      -    $   (.01)
                                                   ---------   ---------   ---------   ---------

    Net (Loss) per common share                    $   (.08)   $   (.02)   $   (.18)   $   (.19)
                                                   =========   =========   =========   =========
    Weighted average shares outstanding              19,633      11,588      18,506       6,342
                                                   =========   =========   =========   =========
This interim statement is unaudited

The accompanying Notes are an integral part of the Financial Statements.

                                       1

                           ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                     September 30,  December 31,
                                                            2002         2001
                                                          ---------    ---------
Assets
------

Cash and cash equivalents                                 $    110     $    152
Trade receivables, net                                       3,279          973
Due from related party                                          10           61
Other current assets                                           576          153
                                                          ---------    ---------

       Total current assets                                  3,975        1,339

Property, plant and equipment, net                          17,952        4,246
                                                          ---------    ---------
Goodwill and other intangibles, net                         11,020        5,067
Debt issuance costs, net                                       813          180
Lease deposit                                                  701          701
Long-term receivables                                        1,081          791
Other assets                                                     2          141
                                                          ---------    ---------

       Total Assets                                       $ 35,544     $ 12,465
                                                          =========    =========

Liabilities and Shareholders' Equity
------------------------------------

Current maturities of long-term debt                      $ 17,093     $  1,023
Trade accounts payable                                       2,145          298
Income tax payable                                             138            -
Accrued employee benefits and payroll taxes                    265          851
Accrued interest                                               501          176
Accrued expenses                                             1,774          610
                                                          ---------    ---------

       Total current liabilities                            21,916        2,958

Accrued postretirement benefit obligations                     794          824
Long-term debt, less current portion                         2,566        6,833
Deferred income tax                                             64            -
Other long-term liabilities                                  1,093            -

Minority interest                                            1,809            -
Redeemable warrant                                           1,500          600
Redeemable convertible preferred stock                       3,732            -

Common shareholders' equity:
Common stock, $.15 par value (110,000,000
 shares authorized; 19,633,340 issued
 and outstanding at September 30, 2002 and
 11,588,128 issued and outstanding at
 December 31, 2001)                                          2,945        1,738
Capital in excess of par value                               7,575        4,716
Accumulated deficit                                         (8,451)      (5,204)
                                                          ---------    ---------

       Total shareholders' equity                            2,069        1,250
                                                          ---------    ---------

       Total liabilities and shareholders' equity         $ 35,544     $ 12,465
                                                          =========    =========

This interim statement is unaudited.
The accompanying Notes are an integral part of the Financial Statements.

                           ALLIS-CHALMERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------

Cash flows from operating activities:
   Net (loss)                                              $(3,015)     $(1,229)
   Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
     Depreciation expense                                    1,339          343
     Amortization expense                                      415          161
     Issuance of stock options                                   -          500
     Minority interest                                         146            -
     Amortization of discount on debt                          200            -
     Depreciation expense on discontinued
      operations                                                 -           75
   Changes in operating assets and liabilities:
     Accounts receivables, net                                 304         (707)
     Due from related party                                     51            -
     Other current assets                                      910           (4)
     Lease deposit                                               -         (701)
     Other assets                                              925            -
     Accrued interest payable                                  125            -
     Accounts payable                                          863          552
     Accrued expenses                                         (914)         668
     Accrued employee benefits and payroll taxes              (784)           -
     Other long-term liabilities                              (124)         (64)
                                                           --------     --------

        Net cash provided (used) by operating
         activities                                            441         (406)

Cash flows from investing activities:
    Acquisition of MCA, net of cash acquired                     -       (9,730)
    Acquisition of Jens, net of cash acquired               (7,762)           -
    Acquisition of Strata, net of cash acquired               (373)           -
    Capital expenditures                                      (258)        (303)
    Proceeds from sale of equipment                              -        3,549
                                                           --------     --------

        Net cash (used) by investing activities             (8,385)      (6,484)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net
      of repayments                                          8,657        5,527
    Proceeds from issuance of common stock                       -        1,838
    Debt issuance costs                                       (755)        (190)
                                                           --------     --------

        Net cash provided by financing activities            7,902        7,175
                                                           --------     --------

Net increase in cash and cash equivalents                      (42)         285

Cash and cash equivalents at beginning of period               152            4
                                                           --------     --------

Cash and cash equivalents at end of period                 $   110      $   289
                                                           ========     ========

Supplemental information - interest paid                   $ 1,177      $   429
                                                           ========     ========

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

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. ("MCA"). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger on May 9, 2001 are the financial statements of OilQuip. OilQuip was incorporated on February 4, 2000 to find and acquire targets to operate as subsidiaries in the oil and natural gas services industries.

During the period February 4, 2000 (Inception) to February 6, 2001, OilQuip had been in the development stage. OilQuip's activities through February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets.

On February 6, 2001, OilQuip, through its subsidiary, MCA, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("Mountain Air"), whose business consists of providing equipment and trained personnel to companies in the business of drilling for natural gas in the four corner areas of the southwestern United States. With the acquisition of Mountain Air assets, OilQuip ceased to be in the development stage.

On December 12, 2001, the Company sold its wholly owned subsidiary, Houston Dynamic Service, Inc. ("HDS"), to Clayton Lau, the general manager of HDS, in a management buy-out. In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

On February 6, 2002, The Company purchased 81% of the outstanding stock of Jens Oil Field Service, Inc. ("Jens"). Jens supplies highly specialized equipment and operators to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"). Strata provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

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

The Company purchased 81% of the outstanding stock of Jens Oil Field Service, Inc. ("Jens"). Jens supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"). Strata provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

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

The Company issued to the banks warrants for 1,165,000 shares of common stock at an exercise price of $0.15 per share and 335,000 warrants to purchase common stock at a $1.00 per share in connection with their subordinated debt financing. All of these warrants are subject to redemption by the Company at the option of the warrant holders for $1,500,000 after three years.

The Company has approximately 19.6 million shares of common stock outstanding at September 30, 2002, as well as options and warrants to purchase up to 9.6 million additional shares. Substantially all of the Company's tangible assets have been pledged as collateral on the loans from the banks.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Jens and Strata on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations are not included in the pro forma information

                                   Three months ended      Nine Months ended
                                      September 30,           September 30,
                                 ----------------------   ---------------------
                                   2002          2001       2002        2001
                                 ---------    ---------   ---------   ---------
                                      (in thousands)        (in thousands)

Revenues                         $  4,775     $  8,197    $ 13,418     $ 23,063

Operating income/ (loss)         $   (296)    $  1,757    $    (64)    $  4,386

Net Income/ (loss)               $   (239)    $    916    $ (2,017)    $  1,663

Income (loss) per share          $  (0.01)    $   0.08    $  (0.10)    $   0.14

NOTE 3 - LONG TERM RECEIVABLES

The long-term receivables include a $1,065,000 receivable from the sale of the Company's measurement while drilling (MWD) assets, which were acquired in the Strata acquisition. Under the terms of the MWD sale, completed in June 2002, the Company will receive at least $15,000 per month, which will be applied to the Company's outstanding bank debt. After thirty-six months, the purchaser has the option to pay the remaining balance or continue paying a minimum of $15,000 per month for an additional twenty-four months. After the expiration of the additional twenty-four months, the purchaser must repay any remaining balance. The transaction has been accounted for as a direct financing lease.

NOTE 4 - LONG-TERM DEBT

Long-term debt is primarily a result of the costs of the acquisitions of certain assets of Mountain Air, Jens' Oilfield Service, Inc. and Strata Directional Technology, Inc.

Mountain Compressed Air:

         o A term loan in the amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (5.25% at September 30, 2002), with interest payable quarterly and quarterly principal payments of $147,917 due on the last day of April, July, October and January. The maturity date of the loan is February 7, 2004.

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

         o A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (Interest rate of 5.25% at September 30, 2002). The principal will be due on February 7, 2004.

         o At September 30, 2002, the Company has a $500,000 line of credit at Wells Fargo bank, of which $12,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 1.5% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

Jens' Oilfield Service:

         o A term loan in the amount of $4,042,369 at variable interest rates related to the Prime rate plus 4.5% (9.25% at September 30, 2002), with interest and principal payments of $67,373 due monthly. The maturity date of the loan is February 1, 2007.

         o A Real Estate loan secured by real property in the amount of $532,000 at variable interest rates related to the Prime rate plus 4.5% (9.25% at September 30, 2002), with interest and principal payments of $14,778 due monthly. The maturity date of the loan is February 1, 2005.

         o A subordinated seller's note in the amount of $4,000,000 at 7.5% simple interest. Interest payments are due quarterly beginning on April 1, 2002 and continuing each January, April, July and October. The principal will be due on January 31, 2006.

         o At September 30, 2002, the Company has a $1,000,000 line of credit at Wells Fargo bank, of which $477,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 1.5% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

Strata Directional Technology, Inc.:

         o A term loan in the amount of $1,654,000 at variable interest rates related to the Prime rate plus 5.0% (9.75% at September 30, 2002), interest and principal payments of $27,567 due monthly. The maturity date of the loan is February 1, 2007.

         o At September 30, 2002, the Company has a $2,500,000 line of credit at Wells Fargo bank, of which $329,000 was outstanding. The committed line of credit is due on February 1, 2005. Interest accrues at a rate equal to the Prime rate plus 2.0% for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

Allis-Chalmers Corporation, Inc.:

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

In addition to the above acquisition debt, Allis-Chalmers issued promissory notes totaling $325,000 in 1999 to current and former directors and officers as compensation for services rendered to the company. The notes bear interest at the rate of 5% and are due March 28, 2005. At September 30, 2002, the notes are recorded at $366,000, including accrued interest.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

On July 16, 2002, the Company received a letter declaring that the Company was in default of certain covenants set forth in its credit agreements with Wells Fargo Bank and its affiliates (the Bank Lenders). ). The defaults resulted primarily from our failure to meet financial covenants as a result of decreased revenues at our subsidiaries. As a result of these defaults the Company's bank lenders have imposed default interest rates, resulting in an increase of approximately $15,000 in the monthly interest payable by the Company. Additionally the Bank Lenders have suspended interest payments (aggregating $200,000 through the date of the filing of this Report) on a $4.0 million subordinated seller note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated seller note and have suspended interest payments (aggregating $60,000 through the date of the filing of this Report) on a $2.0 million subordinated bank note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated bank note. The holders of the subordinated seller note and the bank note are precluded from taking action to enforce the subordinated seller note without the consent of the Bank Lenders.

The Company has made all outstanding principal and interest payments on it's senior term debt to the Bank Lenders and believes it will be able to continue to make such payments for the foreseeable future based upon its current revenue and cash flow forecasts. While there can be no assurances of maintaining sufficient liquidity into the future, the Company believes it does have sufficient current liquidity and will make every effort to remedy the aforementioned defaults in order to comply with provisions in the credit agreement and subordinated seller and bank notes. The Company has the ability to draw on an available line of credit of $1,576,000 extended by the bank lenders, of which $359,000 was unused as of September 30, 2002.

The Company is currently seeking refinancing and in connection with any financing will seek to obtain a waiver and amendment of the bank credit agreements which will waive past defaults, eliminate the default interest rate and remedy other issues, in order to be in compliance. However, there can be no assurance that the Company will be able to obtain such refinancing, that an amendment and waiver will be obtained, or that the lenders will not exercise their rights under the credit agreements, including the acceleration of approximately $18,000,000 in debt. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements. The acceleration of outstanding debt or any action to enforce the Company's obligations with respect to such debt would have a material adverse effect on the Company.

The Company has issued redeemable warrants that are exercisable for a maximum of 1,350,000 shares of the Company's common stock at an exercise price of $0.15 per share. The warrants are exercisable beginning January 31, 2004. The warrants are subject to a cash redemption provision ("put") at the discretion of the warrant holder beginning January 31, 2004 and extending through January 31, 2006 if the warrant holder decides not to exercise the warrants. The Company has recorded a liability of $1,500,000 issued in connection with the issuance of the warrants and is amortizing the effects of the put to interest expense over the life of the related debt instrument.

NOTE 5 - SHAREHOLDERS' EQUITY

The changes in common shareholders' equity for the nine months ended September 30, 2002 were as follows:

         Allis-Chalmers balance at December 31, 2001                 $1,250,000
         Jens' Oilfield acquisition                                     677,000
         Strata Directional acquisition                               3,389,000
         Net (loss) - Nine Months ended September 30, 2002           (3,247,000)
                                                                     -----------
         Balance at September 30, 2002                               $2,069,000
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

NOTE 6 - GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that the Company test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. The Company has evaluated the provisions of SFAS No. 142 and determined that no cumulative effect results from adopting this change in accounting principle. The following is the pro forma effect of implementing SFAS No. 142. The Company has recorded $5,019,000 of goodwill at September 30, 2002 related to Strata, which was acquired in February 2002. The Company has not performed the transitional goodwill impairment test on Strata as of the date of this filing but will complete it prior to December 31, 2002. The Company cannot predict the amount, if any, of an adjustment to goodwill as a result of this test.


                                           Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                         -----------------------   -----------------------
                                             2002        2001         2002         2001
                                         ----------   ----------   ----------   ----------
                                                 (in thousands, except per share)

Reported net income (loss)               $  (1,592)   $    (188)   $  (3,247)   $  (1,229)
Goodwill amortization                            -           70            -          161
                                         ----------   ----------   ----------   ----------
Adjusted net income (loss)               $  (1,592)   $    (118)   $  (3,247)   $  (1,068)
                                         ==========   ==========   ==========   ==========

Earnings per share:
  Reported net income (loss) per share   $    (.08)   $    (.02)   $    (.18)   $    (.19)
  Goodwill amortization per share                -          .01            -          .01
                                         ----------   ----------   ----------   ----------
  Adjusted net income (loss) per share   $    (.08)   $    (.01)   $    (.18)   $    (.18)
                                         ==========   ==========   ==========   ==========

NOTE 7 - CORPORATE REORGANIZATION COSTS

During the third quarter of 2002, in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. Such organizational changes included the severance of members of management, the deployment of turn-around consultants and a terminated rent obligation. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000.

NOTE 8 - ABANDONED ACQUISITION/PRIVATE PLACEMENT COSTS

The Company recorded abandoned acquisition/private placement costs in the amount of $233,000 in the third quarter of 2002. These costs consist of legal fees for acquisitions in the amount of $83,000 and expenses related to the abandoned private placement of $150,000.

NOTE 9 - SEGMENT INFORMATION

The Company has three segments, Casing Services (Jens), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air). All of the segments provide services to the petroleum industry. The revenues and operating income by segment are presented below:

                                            Three months ended       Nine Months ended
                                           ---------------------   ---------------------
                                                September 30,         September 30,
                                           ---------------------   ---------------------
                                              2002        2001        2002        2001
                                           ---------   ---------   ---------   ---------
                                                           (in thousands)
Revenues:
       Casing Services                     $  2,197    $      -    $  5,445    $      -
        Directional Drilling Services         1,785           -       4,058           -
        Compressed Air Drilling Services        793       1,521       2,762       3,468
                                           ---------   ---------   ---------   ---------
                                           $  4,775    $  1,521    $ 12,265    $  3,468
                                           =========   =========   =========   =========




Operating income/ (loss):
       Casing Services                     $    822    $      -    $  1,882    $      -
        Directional Drilling Services           (45)          -        (187)          -
        Compressed Air Drilling Services       (116)        309        (562)        500
                                           ---------   ---------   ---------   ---------
                                           $    661    $    309    $  1,133    $    500

        General Corporate                  $ (1,269)   $   (273)   $ (2,163)   $ (1,164)
                                           ---------   ---------   ---------   ---------
                                           $   (608)   $     36    $ (1,030)   $   (664)
                                           =========   =========   =========   =========

Depreciation and Amortization Expense
       Casing Services                     $    332    $      -    $    863    $      -
       Directional Drilling Services             47           -         165           -
       Compressed Air Services                  231         185         690         441
                                           ---------   ---------   ---------   ---------
                                           $    610    $    185    $  1,718    $    441

       General Corporate                   $     12    $     32    $     36    $     63
                                           ---------   ---------   ---------   ---------
                                           $    622    $    217    $  1,754    $    504
                                           =========   =========   =========   =========
Interest Expense
       Casing Services                     $    152    $      -    $    420     $     -
       Directional Drilling Services             51           -         139           -
       Compressed Air Services                  185         166         554         513
                                           ---------   ---------   ---------   ---------
                                           $    388    $    166    $  1,113    $    513

       General Corporate                   $    170    $      5    $    468    $      7
                                           ---------   ---------   ---------   ---------
                                           $    558    $    171    $  1,581    $    520
                                           =========   =========   =========   =========
Capital Expenditures
       Casing Services                     $     60    $      -    $     75    $      -
       Directional Drilling Services              -           -           -           -
       Compressed Air Services                  121    $     71    $    178    $    290
                                           ---------   ---------   ---------   ---------
                                           $    181    $     71    $    253    $    290

         General Corporate                 $      -    $      -    $      5    $     13
                                           ---------   ---------   ---------   ---------
                                           $    181    $     71    $    258    $    303
                                           =========   =========   =========   =========

At September 30, 2002 the total assets for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments are $16,491,000, $8,418,000, $9,408,000 and $1,227,000, respectively.

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

RESULTS OF OPERATIONS
---------------------

Results of operations for 2001 reflect the business operations of OilQuip. From its inception on February 4, 2000 to February 6, 2001, OilQuip was in the developmental stage. OilQuip's activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations prior to February 6, 2001 had no sales, cost of sales, or marketing and administrative expenses that would be reflective of the ongoing company. On February 6, 2001, OilQuip acquired the assets of Mountain Air, which conducted natural gas exploration equipment rental and services operations. On May 9, 2001, OilQuip acquired the Prior A-C Assets, including the operations of HDS. The results of operation of HDS, which was sold in December 2001, are included in discontinued operations from May 9, 2001. On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock for Jens Oilfield Service, Inc. which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically. The results from these operations impact the nine months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001:
---------------------------------------------------------------------

HISTORICAL COMPARISON

Sales for the three months ended September 30, 2002 totaled $4,775,000, reflecting the revenue for Jens and Strata, which were acquired in February, 2002. In the comparable period of 2001, revenues were $1,521,000. Revenues for the three months ended September 30, 2002 for the Casing Services, Directional

Drilling Services, and Compressed Air Drilling Services segments were $2,197,000, $1,785,000 and $793,000, respectively. Revenues for the Compressed Air Drilling Services segment decreased from $1,521,000 for the three months ended September 30, 2001 primarily due to the overall downturn in the petroleum industry.

Gross margin ratio, as a percentage of sales, was 21.1% in the third quarter of 2002 compared with 34.2 % in the third quarter of 2001. The gross margin ratio declined as a result of the Jens and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air.

General and administrative expense was $886,000 in the third quarter of 2002 compared with $528,000 in the third quarter of 2001. The general administrative expenses increased in 2002 compared to 2001 due to the acquisition of Jens and Strata.

Operating income (loss) for the three months ended September 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $822,000, ($45,000), ($116,000) and ($542,000), respectively. Operating income for the Compressed Air Drilling Services segment decreased from income of $310,000 for the three months ended September 30, 2001 primarily due to the overall downturn in the petroleum industry. Operating (loss) for the General Corporate segment increased from ($277,000) for the three months ended September 30, 2001 due to the acquisition of Jens and Strata.

We had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $15,000 for the three months ended September 30, 2002 compared with an EBITDA of $168,000 for the three months ended September 30, 2001. The decrease in EBITDA for the three months ended September 20, 2002 resulting from the response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. Such organizational changes included the severance of members of management, the deployment of turn-around consultants and a terminated rent obligation. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded costs related to abandoned acquisitions and equity raise in the amount of $233,000 consisting of legal fees associated with abandoned acquisition of $82,000 and costs related to a abandoned private placement in the amount of $150,000.

We incurred a net loss of $(1,592,000), or ($0.08) per common share, for the third quarter of 2002 compared with a loss of ($188,000), or ($0.02) per common share, for the third quarter of 2001. The net loss for 2002 included a factoring discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note by September 30, 2002. During the third quarter of 2002, in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. Such organizational changes included the severance of members of management, the deployment of turn-around consultants and a terminated rent obligation. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and abandoned private placement in the amount of $233,000.

PRO FORMA COMPARISON

The pro forma results of operations set forth below includes results of operations of the Oilquip, MCA, Jens and Strata subsidiaries for all of the third quarter of 2002 and 2001 as if the transactions had occurred as of the beginning of the periods presented. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Sales in the third quarter of 2002 totaled $4,775,000 compared with pro forma sales of $8,197,000 for the third quarter of 2001. The decline in pro forma revenues reflects the overall decline in the oilfield services industry. The total rigs operating in the United States per Baker Hughes, Inc. declined from 1,168 at September 30, 2001 to 857 at September 30, 2002, a decrease of 27 %.

Gross profit totaled $753,000 for a gross profit margin of 21.1% of sales in the three months ended September 30, 2002. Pro forma gross profit for the comparable quarter in the prior year totaled $2,802,000 for a gross profit margin of 34.2% of sales. The decline in profit margin results reflects the decrease in revenues offset partially by cost reductions.

The Company had EBITDA and an operating loss of $15,000 and ($1,201,000), respectively, for the three months ended September 30, 2002. The pro forma EBITDA and operating income for the comparable quarter in the prior year were $2,327,000 and $1,757,000, respectively. The decrease in EBITDA and operating loss is related to the recording of the above mentioned corporate reorganization costs and the abandoned acquisition/private placement costs.

The Company incurred a net loss of ($1,592,000), or ($0.08) per common share, for the third quarter of 2002 compared to a pro forma net income of $916,000, or $0.08 per common share, for the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001:
--------------------------------------------------------------------

HISTORICAL COMPARISON

Sales for the nine months ended September 30, 2002 totaled $12,265,000, reflecting eight months of revenue for Jens and Strata following the acquisitions in February, 2002. In the comparable period of 2001, revenues were $3,468,000. Revenues for the nine months ended September 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $5,445,000, $4,058,000 and $2,763,000, respectively. Revenues for the Compressed Air Drilling Services segment were $3,468,000 for the nine months ended September 30, 2001.

Gross margin, as a percentage of sales, was 19.5% for the nine months ended September 30, 2002 compared with 29.1 % for the nine months ended September 30, 2001. The gross margin ratio declined as a result of the Jens and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air.

General and administrative expense was $2,696,000 for the nine months ended September 30, 2002 compared with $1,301,000 for the nine months ended September 30, 2001, increasing as a result of the Jens and Strata acquisitions.

Operating income (loss) for the nine months ended September 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,114,000, ($358,000), ($562,000) and ($1,435,000), respectively. Operating income for the Compressed Air Drilling Services segment decreased from income of $500,000 for the nine months ended September 30, 2001 primarily due to the overall downturn in the petroleum industry. Operating (loss) for the General Corporate segment increased slightly from ($1,164,000) for the nine months ended September 30, 2001.

We had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $723,000 for the nine months ended September 30, 2002 compared with an EBITDA of $340,000 for the nine months ended September 30, 2001. The decrease in EBITDA for the nine months ended September 20, 2002 due from the response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. Such organizational changes included the severance of members of management, the deployment of turn-around consultants and a terminated rent obligation. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded costs related to abandoned acquisitions and equity raise in the amount of $233,000 consisting of legal fees associated with abandoned acquisition of $82,000 and costs related to a abandoned private placement in the amount of $150,000.

We incurred a net loss of $(3,247,000), or ($0.18) per common share, for the nine months ended September 30, 2002 compared with a loss of ($1,229,000), or ($0.19) per common share, for the nine months ended September 30, 2001.

PRO FORMA COMPARISON

The pro forma results of operations set forth below includes results of operation of the Oilquip, MCA, Jens and Strata subsidiaries for the nine months of 2002 and 2001 as if the transactions had occurred as of the beginning of the periods presented. These pro forma financial statements should be read in conjunction with the historical financial statements included herein. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Pro forma sales for the nine months ended September 30, 2002 totaled $13,417,000 compared with $23,063,000 for the nine months ended September 30, 2001. The decline in pro forma revenues reflects the overall decline in the oilfield services industry. The total rigs operating in the United States per Baker Hughes, Inc. declined from 1,168 at September 30, 2001 to 857 at September 30, 2002, a decrease of 27 %.

Pro forma gross profit totaled $2,569,000 for a gross profit margin of 19.2% of sales in the nine months ended September 30, 2002. Pro forma gross profit for the comparable period in the prior year totaled $ 7,636,000 for a gross profit margin of 33.1% of sales. The decline in profit margin results reflects the decrease in revenues offset partially by cost reductions.

The Company had pro forma EBITDA and an operating loss of $914,000 and ($969,000), respectively, for the nine months ended September 30, 2002 and 2001. The decrease in EBITDA for the nine months ended September 20, 2002 includes the corporate reorganization and abandoned acquisitions/private placement charges mentioned above. The pro forma EBITDA and operating income for the comparable period in the prior year were $6,013,000 and $4,386,000, respectively. The 2001 period included the above-mentioned expense of $500,000 related to the grant of a stock option.

The Company incurred a pro forma net loss of ($2,017,000), or ($0.10) per common share, for the nine months ended September 30, 2002 compared to a pro forma net income of $1,663,000, or $0.14 per common share, for the nine months ended September 30, 2001. The increase in 2002 over the same period in 2001 is primarily the result of the Jens and Strata acquisition and the recorded corporate reorganization charges of $495,000.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $110,000 at September 30, 2002, a decrease from $152,000 at December 31, 2001 mainly due to the acquisitions of Jens and Strata and the related financings.

Net trade receivables at September 30, 2002 were $3,279,000. This increased significantly from the December 31, 2001 balance of $973,000 due to the acquisitions of Jens and Strata.

Net property, plant and equipment were $17,952,000 at September 30, 2002, a significant increase over the total at December 31, 2001, primarily as a result of the acquisitions of Jens and Strata. Capital expenditures for the nine months ended September 30, 2002 were $258,000. Capital expenditures for the year 2002 are projected to be approximately $350,000.

Trade accounts payable at September 30, 2002 were $2,145,000. This increased significantly from the December 31, 2001 balance due to the acquisition of Jens and Strata operations.

Other current liabilities, excluding the current portion of long-term debt, were $2,678,000 including interest in the amount of $501,000, accrued salary and benefits in the amount of $265,000 and accrued federal income taxes of $139,000. All of these balance sheet accounts increased significantly from the December 31, 2001 balances due to the acquisition of Jens and Strata operations.

Long-term debt was $19,412,000 at September 30, 2002 including current maturities.

As described below in, "-- Recent Developments --Acquisition of Jens Oilfield Service, Inc. and Strata Directional Drilling, Inc." the Company incurred an additional $13.2 million in long-term debt in connection with the acquisition of Jens and Strata in February 2002.

In addition to the debt discussed above, the Company had available lines of credit totaling $1,576,000 at September 30, 2002, of which $359,000 was available and unused.

Our long term capital needs are to provide funds for existing operations, retire existing debt, the redeem of the Series A Preferred Stock and to secure funds for the acquisitions in the oil and gas equipment rental and services industry. To continue our growth through additional acquisitions we will require additional financing, which may include the issuance of new equity or debt securities, as well as secured and unsecured loans (substantially all of our assets are pledged to secure our existing financing). We have had discussions regarding the issuance of additional equity securities; however, there can be no assurance that we will be able to consummate any such transaction.

On July 16, 2002, the Company received a letter declaring that the Company was in default of certain covenants set forth in its credit agreements with Wells Fargo Bank and its affiliates (the Bank Lenders). The defaults resulted primarily from our failure to meet financial covenants as a result of decreased revenues at our subsidiaries. As a result of these defaults the Company's bank lenders have imposed default interest rates, resulting in an increase of approximately $15,000 in the monthly interest payable by the Company. Additionally the Bank Lenders have suspended interest payments (aggregating $200,000 through the date of the filing of this Report) on a $4.0 million subordinated seller note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated seller note and have suspended interest payments (aggregating $60,000 through the date of the filing of this Report) on a $2.0 million subordinated bank note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated bank note. The holders of the subordinated seller note and subordinated bank are precluded from taking action to enforce the subordinated seller note without the consent of the Bank Lenders.

The Company has made all outstanding principal and interest payments on it's senior term debt to the Bank Lenders and believes it will be able to continue to make such payments for the foreseeable future based upon its current revenue and cash flow forecasts. While there can be no assurances of maintaining sufficient liquidity into the future, the Company believes it does have sufficient current liquidity and will make every effort to remedy the aforementioned defaults in order to comply with provisions in the credit agreement and subordinated seller and bank notes.

The Company is currently seeking refinancing and in connection with any refinancing will seek to obtain a waiver and amendment of the bank credit agreements which will waive past defaults, eliminate the default interest rate and remedy other issues, in order to be in compliance. However, there can be no assurance that the Company will be able to obtain refinance any of its debt, that an amendment and waiver will be obtained, or that the lenders will not exercise their rights under the credit agreements, including the acceleration of approximately $18,000,000 million in debt. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements. The acceleration of outstanding debt or any action to enforce the Company's obligations with respect to such debt would have a material adverse effect on the Company.

RECENT DEVELOPMENTS --ACQUISITION OF JENS' OILFIELD SERVICE, INC. AND STRATA DIRECTIONAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------

JENS OIL FIELD TRANSACTION

We purchased 81% of the outstanding stock of Jens for (i) $10,250,000 in cash,
(ii) a $4,000,000 note payable with a 7.5% interest rate and the principal due in four years, (iii) $1,000,000 for a non-compete agreement payable monthly for five years, (iv) an additional payment of $841,000 based upon Jens' working capital as of February 1, 2002 and (v) 1,397,849 shares of our common stock. We entered into a three-year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens and Mr. Mortensen providing for restrictions against transfer of the stock of Jens by us and Mr. Mortensen, and providing Mr. Mortensen the option after February 1, 2003, to exchange his shares of stock of Jens for shares of our common stock with a value equal to 4.6 times the trailing EBITDA of Jens determined in accordance with GAAP, less any intercompany loans or third party investments in Jens, times nineteen percent (19%). Our common stock will be valued based on the average closing bid price for the stock for the preceding 30 days. Mr. Mortensen has a demand registration right pursuant to the Shareholder Agreement that requires the Company to register his shares of the Company under the Securities Act of 1933, as amended, which can not be effected until after August 1, 2002, and within 3 years thereafter at Mr. Mortensen's cost, along with piggyback registration rights.

STRATA ACQUISITION

We acquired 100% of the preferred stock and 95% of the common stock of Strata in consideration for the issuance to Energy Spectrum Partners, LP ("Energy Spectrum") of 6,559,863 shares of our common stock, warrants to purchase an additional 437,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock"). In addition, in the event the Series A Preferred Stock is not converted or redeemed prior to February 4, 2004, an additional warrant will be issued to Energy Spectrum, which will entitle it to acquire 875,000 shares at an exercise price of $0.15 per share. Energy Spectrum, which is now our largest shareholder, is a private equity fund headquartered in Dallas. In May 2002, we purchased the remaining minority interest in Strata in exchange for 87,500 shares of the Allis-Chalmers common stock.

The Series A Preferred Stock issued to Energy Spectrum in connection with the Strata transaction has cumulative dividends at $ .10 per share payable in cash or additional Series A Preferred Stock. Additionally, the Series A Preferred Stock is convertible at $0.75 per share of Company common stock until February 1, 2003, when the conversion price will be lowered to the lesser of (i) $0.60 per share or (ii) 75% of the market price calculated in accordance with the certificate of designations of the Series A Preferred Stock. The Series A Preferred Stock is also subject to anti-dilution in the event of issuances below the conversion price of the Series A Preferred Stock and is subject to mandatory redemption on the second anniversary date of issuance or earlier from the net proceeds of new equity sales and is subject to optional redemption by us at any time. The redemption price of the Series A Preferred Stock is $1.00 per share plus an amount equal to all accrued and unpaid dividends to such date. In addition, the holder of the Series A Preferred Stock is entitled to appoint three directors to our Board of Directors and three persons designated by Energy Spectrum, Thomas O. Whitener, Jr., James W. Spann, and Michael D. Tapp, were appointed as directors upon consummation of the acquisition of Strata. We also granted Energy Spectrum registration rights, which includes two demand registrations at our expense, and piggyback registration rights.

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

ITEM 4. Controls and Procedures

         (a). Evaluation of disclosure controls and procedures. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

         (b). Changes in internal controls. To our knowledge, there are no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On July 16, 2002, the Company received a letter declaring that the Company was in default of certain covenants set forth in its credit agreements with Wells Fargo Bank and its affiliates (the Bank Lenders). ). The defaults resulted primarily from our failure to meet financial covenants as a result of decreased revenues at our subsidiaries. As a result of these defaults the Company's bank lenders have imposed default interest rates, resulting in an increase of approximately $15,000 in the monthly interest payable by the Company. Additionally the Bank Lenders have suspended interest payments (aggregating $200,000 through the date of the filing of this Report) on a $4.0 million subordinated seller note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated seller note and have suspended interest payments (aggregating $60,000 through the date of the filing of this Report) on a $2.0 million sub-debt bank note issued in connection with the Jens acquisition, which puts the Company in default under the terms of the subordinated bank note. The holders of the subordinated seller note and the subordinated bank note are precluded from taking action to enforce the subordinated seller note without the consent of the Bank Lenders.

The Company has made all outstanding principal and interest payments on it's senior term debt to the Bank Lenders on it's senior term debt and believes it will be able to continue to make such payments for the foreseeable future based upon its current revenue and cash flow forecasts. While there can be no assurances of maintaining sufficient liquidity into the future, the Company believes it does have sufficient current liquidity and will make every effort to remedy the aforementioned defaults in order to comply with provisions in the credit agreement and subordinated seller and bank notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K: None

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

                                                     Allis-Chalmers Corporation
                                                     --------------------------
                                                            (Registrant)

                                                     /s/ Munawar H. Hidayatallah
                                                     ---------------------------
                                                     Munawar H. Hidayatallah
                                                     Chief Executive Officer
                                                     And Chairman

November 13, 2002

                                 CERTIFICATIONS

I, Munawar H. Hidayatallah, Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Allis-Chalmers Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002                    By:    /s/ Munawar H. Hidayatallah
                                                    ---------------------------
                                                    Munawar H. Hidayatallah
                                                    Chief Executive Officer

                                 CERTIFICATIONS

I, Todd C. Seward, Chief Accounting Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Allis-Chalmers Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002                      By:   /s/ Todd C. Seward
                                                     ---------------------------
                                                     Todd C. Seward
                                                     Chief Accounting Officer