Form 10-Q/A
period 2002-09-30
ALLIS CHALMERS CORP
filed 2002-12-11
CIK 3982

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

Amendments to 10-Q

This Amendment No 1 to Form 10-Q ("Amendment No. 1") is being filed for the purpose of correcting the nine month cash flow statement for the period ending September 30, 2002 to Item 1, Financial Statements, in the Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2002, originally filed with the Securities and Exchange Commission on November 14, 2002:

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

                           ALLIS-CHALMERS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------

Cash flows from operating activities:
   Net (loss)                                              $(3,015)     $(1,229)
   Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
     Depreciation expense                                    1,339          343
     Amortization expense                                      415          161
     Issuance of stock options                                   -          500
     Minority interest                                         146            -
     Amortization of discount on debt                          200            -
     Depreciation expense on discontinued
      operations                                                 -           75
   Changes in operating assets and liabilities:
     Accounts receivables, net                                 304         (707)
     Due from related party                                     51            -
     Other current assets                                      910           (4)
     Lease deposit                                               -         (701)
     Other assets                                              925            -
     Accrued interest payable                                  125            -
     Accounts payable                                          863          552
     Accrued expenses                                         (914)         668
     Accrued employee benefits and payroll taxes              (784)           -
     Other long-term liabilities                              (124)         (64)
                                                           --------     --------

        Net cash provided (used) by operating
         activities                                            441         (406)

Cash flows from investing activities:
    Acquisition of MCA, net of cash acquired                     -       (9,730)
    Acquisition of Jens, net of cash acquired               (7,762)           -
    Acquisition of Strata, net of cash acquired               (365)           -
    Capital expenditures                                      (258)        (303)
    Proceeds from sale of equipment                              -        3,549
                                                           --------     --------

        Net cash (used) by investing activities             (8,385)      (6,484)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt, net
      of repayments                                          8,657        5,527
    Proceeds from issuance of common stock                       -        1,838
    Debt issuance costs                                       (755)        (190)
                                                           --------     --------

        Net cash provided by financing activities            7,902        7,175
                                                           --------     --------

Net increase in cash and cash equivalents                      (42)         285

Cash and cash equivalents at beginning of period               152            4
                                                           --------     --------

Cash and cash equivalents at end of period                 $   110      $   289
                                                           ========     ========

Supplemental information - interest paid                   $ 1,177      $   429
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