Form 10-K
period 2002-12-31
ALLIS CHALMERS CORP
filed 2003-04-15
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         ______________

                          Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              39-0126090
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  7660 WOODWAY, SUITE 200, HOUSTON, TEXAS 77063
                  ---------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (713) 369-0550
                                 --------------
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                         COMMON STOCK, PAR VALUE $0.15 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K (ss.220.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the average of the bid and ask price of the common stock of $1.40 per share on June 28, 2002, as reported on the OTC Bulletin Board, was approximately $2,675,705 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

At March 28, 2003, there were 19,633,340 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement to be filed by the registrant on or prior to April 30, 2003 are incorporated by reference into Part III of this Form 10-K.

                             2001 FORM 10-K CONTENTS
                             -----------------------




PART I
     ITEM                                                                   PAGE
     ----                                                                   ----

     1. Business............................................................. 3
     2. Properties........................................................... 9
     3. Legal Proceedings.................................................... 9
     4. Submission of Matters to a Vote of 11 Security Holders...............11

PART II
     5. Market for Registrant's Common Equity 12 and Related
          Stockholder Matters................................................12
     6. Selected Financial Data..............................................12
     7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................13
     7A. Quantitative and Qualitative Disclosures about
          Market Risk........................................................30
     8. Financial Statements.................................................30
     9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................61

PART III
     10. Directors and Executive Officers of the Registrant..................61
     11. Executive Compensation..............................................61
     12. Security Ownership of Certain Beneficial Owners and Management......61
     13. Certain Relationships and Related Transactions......................61
     14. Controls and Procedures.............................................61

PART IV
     15. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K...........................................................62

Signatures and Certifications................................................65

                                     PART I.
ITEM 1.   BUSINESS
          --------

This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. Other factors are identified in our Securities and Exchange Commission filings and elsewhere in this Form 10-K under the heading "Risk Factors" located at the end of "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL
-------

We were incorporated in 1913 under Delaware law. We reorganized in bankruptcy in 1988, and sold all of our major businesses. In May 2001, we consummated a merger in which we acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("Mountain Air"), in exchange for shares of our common stock, which upon issuance represented over 85% of our outstanding common stock. In February 2002, we acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and substantially all of the capital stock of Strata Directional Technology, Inc. ("Strata"). In December 2001, we sold Houston Dynamic Services, Inc., which conducted a machine repair business. Our business conducted in 2001 did not include the operations of Jens' and Strata, which will be material to our continuing business operations.

Through Mountain Air, Jens' and Strata, and through additional acquisitions in the oil and natural gas drilling services industry, we intend to exploit opportunities in the oil and natural gas service and rental industry. Currently, we receive 80% to 85% of our revenues from natural gas drilling services and the balance from oil drilling services; however, most of our services can be utilized for either activity. Mountain Air, Strata and Jens' had revenues of approximately $3.7 million, $6.5 million and $7.8 million, respectively, during the year ended December 31, 2002 (Strata and Jens' revenues represent results for the period February 6, 2002 through December 31, 2002). See "Item 8. Financial Statements," for additional asset, revenue and profit and loss information for each of our subsidiaries.

INDUSTRY OVERVIEW
-----------------

Oil and natural gas producers tend to focus on their core competencies of identifying reserves, which has resulted in the extensive outsourcing of drilling and service functions. The use of service companies allows gas companies to avoid the capital and maintenance costs of the equipment in what is already a capital intensive industry.

As drilling becomes increasingly more technical and costly, exploration and production companies are increasingly demanding higher quality equipment and service from equipment and service providers. Major gas companies are currently consolidating their supplier base to streamline their purchasing operations and generate economies of scale by purchasing from just a few suppliers. Producers are favoring larger suppliers that provide a comprehensive list of products and services. Companies that can meet customer's demands will continue to earn new and repeat business. We believe many businesses in the highly fragmented oilfield industry lack sufficient size (many businesses generate annual revenues of less than $15 million), lack depth of management (many businesses are family-owned and managed) and have unsophisticated production techniques and control capabilities. Accordingly, we believe we can offer customers crucial advantages over our competitors.

We believe that opportunities exist in the oil and gas service industry, and that consolidation among larger oilfield service providers has created an opportunity for us to compete effectively in certain niche markets which are under-served by larger oilfield service and equipment companies and in which we can provide better products and services than the smaller, fragmented competitors currently providing a significant portion of the services in this industry.

BUSINESS STRATEGY
-----------------

Our strategy is based on broadening the geographic scope of our products and services primarily within two areas of the oilfield services and equipment industry: (a) casing and tubing handling services and equipment and (b) drilling services. We intend to implement this growth strategy through internal expansion and the acquisition of companies operating within these segments. We intend to seek to identify and acquire companies with significant management and field expertise, strong client relationships and high quality products and services. With typically less than $20 million in revenues, each target company is likely to have limited financial resources for expansion and few exit alternatives for the owners. As discussed under "Risk Factors" at the end of "Item 7, Management's Discussion and Analysis of Results of Operation and Financial Condition", there can be no assurance that we will be able to complete any further acquisitions.

DESCRIPTION OF SUBSIDIARIES' BUSINESSES
---------------------------------------

JENS' OILFIELD SERVICE, INC. Jens', founded in 1982, is headquartered in Edinburg, Texas. Jens' supplies specialized equipment and trained operators to install casing and tubing, change out drill pipe and retrieve production tubing to both onshore and offshore drilling and workover operations. Most wells drilled for oil and natural gas require some form of casing and tubing to be installed in the completion phase of a well. Management believes that through geographic expansion, the Company can optimize the utilization of both its equipment and personnel by accessing additional niche markets underserved by the larger oilfield service companies in the U.S. and Mexico.

Jens' has an extensive inventory of specialized equipment consisting of casing tongs and laydown machines in various sizes, powered by diesel motors and driven by hydraulic pumps. Non-powered equipment consists of elevators, slips, links and projectors. Jens' also maintains a fleet of other revenue generating equipment such as forklifts and delivery trucks that transport Jens' various rental equipment and transfer the customers' casing from truck to pipe rack. Jens' charges its customer for tong trucks, laydown trucks, and personnel on a hourly basis portal to portal and rental equipment on a daily basis portal to portal. The customer is liable for damaged or lost equipment.

Jens' has been operating in the Rio Grande Valley for over 20 years. Jens' currently provides service primarily to South Texas and to Mexico. Although there are two large companies, Frank's Casing Crew and Rental Tools Inc. and Weatherford International Inc. ("Weatherford"), which have a substantial portion of the casing crew market, it remains highly competitive and fragmented with at least 30 casing crew companies working in the U.S. Jens' believes it has several competitive advantages including:

o     A well-established, loyal customer base in South Texas and Mexico
o An experienced management team with at least 15 years of service with Jens'
o An extensive inventory of specialized equipment; (d) a reputation for customer responsiveness
o Substantial drilling activity in South Texas, primarily a natural gas market
o An excellent relationship with its Mexican joint venture partner (discussed below), which enables Jens' to penetrate the Mexican market.

For the years ended December 31, 2002 and 2001, El Paso Energy Corp, accounted for about approximately $1.4 million, or 18%, and approximately $1.2 million or 16%, respectively, of Jens' revenues. Jens' top ten customers accounted for $4.1 million, or 52%, and $4.2 million, or 42%, of revenues for the years ended December 31, 2002 and 2001, respectively.

Jens' operates in Mexico through Jens' Mexican joint venture partner, Materiales y Equipo Petroleo, S.A. de C.V. ("Maytep") in Villa Hermosa, Reynosa, Vera Cruz, and Ciudad de Carmen, Mexico. Jens' provides substantially all of the necessary equipment and Maytep provides all labor, repairs, maintenance, insurance, and supervision for provision of the casing crew and torque turn service for Petroleos Mexicanos ("Pemex"). Jens' has approximately $8.0 million of equipment in Mexico, and has operated profitably in Mexico since 1997. In addition, Maytep is responsible for the preparation of billing invoices, collection of Pemex receivables, and the import and export of equipment. Bidding protocol for Pemex requires that service providers with Mexican ownership like Maytep be awarded contracts as long as they are reasonably competitive.

Maytep is responsible for payment to Jens', even if it is unable to collect payment on a timely basis, though in the past the Company's receipt of payments has been delayed for significant periods of time by failure of Pemex to pay amounts due Maytep on a timely basis. Jens' primary competitors in Mexico are South American Enterprises and Weatherford, both of which provide similar operations.

For the years ended December 31, 2002, 2001 and 2000, Jens' Mexico operations accounted for approximately $2.7 million, $2.4 and $2.2 million, respectively, of Jens' revenues.

STRATA DIRECTIONAL TECHNOLOGY, INC. Strata Directional Technology, Inc. ("Strata"), founded in 1996, is headquartered in Houston, Texas. Energy Spectrum Partners LP, a Dallas based private equity fund, ("Energy Spectrum") has been Strata's equity sponsor since August 1997. Strata provides high quality directional, horizontal and measure while drilling, or MWD, drilling services to oil and gas companies operating both onshore and offshore in Texas and Louisiana. Management believes there are several advantages to horizontal and directional drilling applications including:

o Improved reservoir production performance beyond conventional vertical wells
o     Reduction of the number of field development wells
o     Reduction of water and gas coning problems
o     Improvement of total cumulative recoverable reserves
o     Faster payouts to the E&P companies

Strata provides specialized directional drilling services in niche markets, principally in the Gulf Coast region (Texas and Louisiana), including the Austin Chalk, where specialized, technically focused applications are necessary. Strata's teams of highly experienced personnel utilizing state of the art tools and engineering provide services to customers both onshore and offshore. Services provided include tailored well planning and engineering to meet drilling performance and geological or reservoir targets set by the customer, directional drilling tool configuration, well site directional drilling supervisors and guidance operators, new well and reentry drilling, steerable drilling, and log while drilling, or LWD.

Swift Energy and Anadarko Petroleum each accounted for more than 10% of Strata's annual revenues in each of the last three years. Strata's top ten customers accounted for $5.2 million, or 75%, and $9.8 million, or 75%, of revenues for the years ended 2002 and 2001, respectively.

There are three directional drilling companies, Schlumberger, Halliburton and Baker Hughes, who dominate the market both worldwide and in the U.S., as well as numerous small regional players, including Strata. There are believed to be at least 50 regional directional and horizontal drilling companies operating in the U.S. Management estimates that the regional market companies account for approximately 15% of the domestic market.

MOUNTAIN COMPRESSED AIR, INC. Mountain Air, whose predecessor was founded in 1975, is headquartered in Farmington, New Mexico. Mountain Air provides compressed air equipment and trained operators to companies drilling for natural gas in the southwestern U.S. Mountain Air and its predecessor have provided equipment and services for natural gas drilling and workover in the San Juan Basin and Rocky Mountain region of the U.S. for over 25 years. The primarily fabrication facility is in Grand Junction while the administrative and field equipment facility is in Farmington, New Mexico. Management believes that underbalanced drilling provides a cost-effective alternative to traditional drilling and workover methods for certain types of reservoirs. As underbalanced drilling activity increases in North America, management believes its drilling and workover operations will expand. Management believes that there are opportunities for both organic and acquisition growth in this sector onshore and offshore.

Air drilling is a method of rotary drilling that uses compressed air, mist or foam as the circulation medium, rather than mud. It is used primarily in formations containing small amounts of water and is favored in natural gas formations that are stable enough to allow drilling with air, or where conditions do not allow the use of drilling fluids. As the bit drills, the compressors provide air to move the cuttings away from the drill bit's teeth and lift them to the surface for disposal. Air, unlike mud, exerts very low pressure on the bottom of the hole. As a result, the drilling rate can be dramatically increased, thus saving the customer substantial drilling expense.

Underbalanced air drilling has certain competitive advantages due to the speed with which wells can be drilled utilizing air drilling technology compared to traditional drilling with mud. Underbalanced air drilling's competitive advantage over traditional drilling includes lower overall fuel and operating costs due to quicker drilling and no additional mud or fluid costs. Mountain Air is recognized regionally as an industry leader in underbalanced drilling. With over 30 years of drilling experience, Mountain Air has developed extensive knowledge of downhole conditions and specialized mists and foams, which provide a more efficient and safer drilling method. It has been a pioneer in developing highly technical equipment, procedures and processes to increase rate of penetration and bit life, and to drill successfully in "lost circulation" zones. Due to the highly technical nature of underbalanced drilling, a highly trained staff of field service personnel, parts inventory and a diversified fleet of air compressors are often necessary to perform such functions in the most economic and safe manner.

Mountain Air has a fleet of 38 identical Gardner-Denver two-stage reciprocating compressors that are powered by Caterpillar diesel engines and use a piston-type compressor. Mountain Air's nearly exclusive use of a piston type air compressor results in low fuel consumption and reliable performance, which sets it apart form its competitors which generally use engines that consume significantly more fuel.

Mountain Air provides air compressors, air boosters and mist pumps for both underbalanced drilling and workover activities. Once a well has been drilled in an under balanced process, any workover drilling activity will also use the same process to avoid damaging the reservoir.

Mountain Air has concentrated its operations in New Mexico, Colorado and Utah. However, it has performed work in Wyoming, Texas, Louisiana, California, Nevada and the Gulf of Mexico. Mountain Air has relied on long-term relationships to generate sales. As a result, it is dependent on a few select customers for the majority of its revenues. Mountain Air's top three customers accounted for more than 85% of annual revenues in each of the last three years. Burlington Resources accounted for approximately 50% of revenues in 2002 and more than 65% of revenues during 2001 and 2002.

Mountain Air maintains a substantial market share in its operating region and has one major competitor, Weatherford. Management believes that its fuel efficient equipment combined with its extensive knowledge of the geographic region, expertise in air drilling applications, existing client relationships, and team of skilled operators gives it a distinct competitive advantage in its operating region. There are a number of other, larger and better capitalized companies operating throughout the Southwest, and expanding into these regions would require significant capital expenditures.

Cyclical Nature of Equipment Rental and Services Industry
---------------------------------------------------------

The oil and gas equipment rental and services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is worldwide supply and demand for oil and natural gas (the supply and demand for oil and gas are generally correlative). Its peaks and valleys are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies.

After experiencing a strong market throughout most of 2000 and the first half of 2001, the energy services industry experienced a significant drop-off due to lower demand for hydrocarbons (particularly natural gas), which the company believes was largely a function of the U.S. recession, a warm winter and increased inventory levels. This trend continued for most of 2002; however, in the fourth quarter of 2002, the market experienced an increase in demand due to a colder than expected winter and decreased inventory levels. Management believes that energy services activity will rebound in 2003 due to increased demand, declining production rates. Because of these market fundamentals for natural gas, management believes the long-term trend of activity in the oilfield services market are favorable; however, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

COST CONTAINMENT PROGRAM. Upon consummation of the Jens' and Strata transactions in February 2002, we implemented a company-wide cost containment program. The program's goal was to lower each subsidiary's operating breakeven costs such that the debt outstanding could be serviced at depressed revenue levels. These measures included:

         o Eliminating and consolidating a number of management and other positions, and changing employment policies to reduce employee idle time and overtime expenses.
         o Entering into a lease transaction (with a sale option) all of Strata's Measure While Drilling ("MWD") equipment to Target MWD, Inc. and selling certain of Strata's drilling tools (such as non-magnetic drill collars, crossover subs, float subs and orienting subs) to Gammalloy Ltd., and negotiating a preferred pricing structure and lease arrangement with each purchaser which enables Strata to lease the equipment back on an as-needed basis, market package jobs, reduce capital expenditures, lower the cost of equipment per job, and expand capabilities. The net proceeds of these transactions, approximately $290,000, were used to reduce Strata's term debt.
         o Negotiating a lease arrangement for downhole drilling motors with National Oilwell that further reduces Strata's capital expenditure requirements and increases its competitiveness by providing an extensive supply of downhole motors with immediate availability;

Competition
-----------

As discussed above, we experience significant competition in all areas of our business. In general, the markets in which we compete are highly fragmented, and a large number of companies offer services that overlap and are competitive with our services and products. We believe that the principal competitive factors are technical and mechanical capabilities, management experiences, past performance and price. While we have considerable experience, there are many other companies that have comparable skills. Many of our competitors are larger and have greater financial resources than we do.

Suppliers
---------

MOUNTAIN AIR. Where possible, Mountain Air purchases equipment from a number of suppliers and at auctions on an opportunistic basis. The equipment provided by these suppliers is customized and often times overhauled by Mountain Air in order to improve performance. In other instances, equipment must be made to order. As a result of purchasing the majority of its equipment at auction, Mountain Air is not significantly dependent upon any one supplier.

Strata
------

The equipment required for Strata's operations is generally leased, and Strata has only a single supplier for most or all of each type of equipment it uses (downhole motors, tubing, and MWD and LWD equipment), and is therefore dependent upon these suppliers. However, other suppliers of such equipment are available. Strata has entered into preferred leasing agreements with its current suppliers, which assure the availability of equipment through 2006 for its tubing, MWD and LWD equipment. Strata has an indefinite contract with its supplier of downhole motors.

Jens'
-----

Historically, Jens' has sought to purchase equipment at auction or on an opportunistic basis; however, there is currently a shortage of casing and tubing equipment, which is available new from four suppliers. Management believes there is a six to eight month backlog on orders to these suppliers. However, Jens' currently owns sufficient equipment for its projected operations over the next 12 months, and believes the shortage of equipment will result in increased demand for its services.

Backlog
-------
We do not have a backlog of orders because our customers utilize our services on an as-needed basis without significant on-going commitments.

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

At December 31, 2002, we had 143 employees, which included 22 Mountain Air employees, 85 Jens' employees, 32 Strata employees and 4 employees of Allis-Chalmers Corporation.

Insurance
---------

We carry a variety of insurance for our operations, and are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. Finally, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

Federal Regulations and Environmental Matters
---------------------------------------------

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Because we provide services to companies producing oil and gas, which are toxic substances, we may become subject to claims relating to the release of such substances into the environment. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on us, it is always possible that an environmental claim could arise that could cause our business to suffer.

In addition to claims based on our current operations, we are from time to time subject to environmental claims relating to our activities prior to our bankruptcy in 1988 (See, "Item 2. Legal Proceedings").

Houston Dynamic Service, Inc.
-----------------------------

Houston Dynamic Service, Inc which we sold on December 12, 2001, serviced and repaired various types of mechanical equipment, including compressors, pumps, turbines, engines and other machinery, providing repair, inspection, testing and other services for various industrial customers, including those in the petrochemical, chemical, refinery, utility, waste and waste treatment, minerals processing, power generation, pulp and paper and irrigation industries.

Intellectual Property Rights
----------------------------

As part of our overall corporate strategy to focus on its core business of providing services to the oil and gas industry and to increase shareholder value, we are investigating the sale or license of our worldwide rights to patents, trade names and logos for products and services outside the energy sector.

ITEM 2.   PROPERTIES
          ----------
Mountain Air leases an approximately 6,000 square foot facility in Grand Junction, Colorado, which includes offices, shop and a warehouse. It also leases an approximately 10,000 square foot facility in Farmington, New Mexico, which includes offices, shop and a warehouse.

Jens' owns facilities located in Edinburg, Texas on approximately 8 acres. One building has approximately 5,000 square foot of office space, 5,000 square feet of additional expansion capacity and 2,500 square feet of storage capability. Additionally, there is a 10,000 square foot mechanical repair, tool storage and maintenance facility. In addition to the property above, Jens' lease yards located in Victoria and Pearsall, Texas. The yard in Pearsall is owned by Jens Mortensen, a current executive of the Company.

Strata leases office space and a shop in Houston, Texas. In connection with the acquisition of Strata, we relocated our principal executive offices to Strata's offices in Houston, Texas.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

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

Subsequent to our bankruptcy reorganization, the EPA and state environmental protection agencies have in certain cases asserted we are liable for cleanup costs or fines in connection with several hazardous waste disposal sites containing products manufactured by us prior to consummation of the Plan of Reorganization. In each instance, we have taken the position that the cleanup cost or other liabilities related to these sites were discharged in the bankruptcy, and the cases have been disposed of without material cost. A number of Federal Courts of Appeal have issued rulings consistent with this position and based on such rulings we believe that we will continue to prevail in our position that our liability to the EPA and third parties for claims for environmental cleanup costs that had pre-petition triggers have been discharged. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

The EPA and certain state agencies continue from time to time request information in connection with various waste disposal sites containing products manufactured by us before consummation of the Plan of Reorganization that were disposed of by other parties. Although we have been discharged of liabilities with respect to hazardous waste sites, we are under a continuing obligation to provide information with respect to our products to federal and state agencies. The A-C Reorganization Trust, under its mandate to provide Plan of Reorganization implementation services to us, has responded to these informational requests because pre-bankruptcy activities are involved, and therefore we do not incur material expenses as a result of responding to such requests.

No environmental claims have been asserted against us involving our post-bankruptcy operations. However, there can be no assurance that we will not be subject to material environmental claims in the future.

We are named as a defendant from time to time in product liability lawsuits alleging personal injuries resulting from our activities prior to our reorganization involving asbestos. These claims are referred to and handled by a special products liability trust formed to be responsible for such claims in connection with our reorganization. As with environmental claims, we do not believe we are liable for product liability claims relating to our business prior to our bankruptcy; moreover, the products liability trust is defending (and is responsible for costs associated with) all such claims. However, there can be no assurance that we will not be subject to material product liability claims in the future.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

Not applicable

                                     PART II

ITEM  5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.
               -------------------------------------------------------------

MARKET INFORMATION. There is no established public trading market for the common stock, which is traded on the Over the Counter Bulletin Board. We are investigating listing our common stock on an exchange; however, we do not currently meet the listing requirement of any national U.S. exchange.

The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated:

CALENDAR QUARTER                                         HIGH       LOW           VOLUME
----------------------------------------------------------------------------------------
2001                                                                         (# OF SHARES)
   First Quarter...............................           1.75       1.44        12,100
   Second Quarter..............................           2.50       1.30        18,600
   Third Quarter...............................           1.85       1.07         6,200
    Fourth Quarter.............................           1.70        .90         8,200
2002
   First Quarter...............................           1.25        .40       239,800
   Second Quarter..............................           2.00        .75        31,100
   Third Quarter...............................           1.40        .75        15,400
    Fourth Quarter.............................           1.01        .12       243,100

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS. As of March 27, 2003, there were approximately 6,800 holders of our common stock. On March 27, 2003, the bid price for our common stock was $0.18, and the last reported sale price was $0.75 on March 10, 2003.

DIVIDENDS. No dividends were declared or paid during the past three years, and no dividends are anticipated to be declared or paid in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA.
               -----------------------

         As discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation", in May 2001, for financial reporting purposes, we were deemed to be acquired by OilQuip Rentals, Inc. Accordingly, the following data for periods prior to May 2001 reflect only the operations of OilQuip Rentals, Inc., which was incorporated in February 2000, and, from February 2001, its subsidiary, Mountain Air.


                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                          Year Ended December 31,
                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                           2002                2001               2000
                                                        ----                ----               ----
Sales                                               $ 17,990             $ 4,796                $ -
Income (loss) from continuing
      Operations                                   $ (3,969)           $ (2,273)            $ (627)
Net income (loss)                                  $ (3,969)           $ (4,577)            $ (627)
Net income (loss) attributed to common
shareholders                                       $ (4,290)           $ (4,577)            $ (627)

Per Share Data:
Net (loss) income per
common
share, basic and diluted                            $ (0.23)            $ (1.15)           $ (1.57)

Weighted average number of common
shares outstanding, basic and diluted                 18,831               3,952                400

                         CONSOLIDATED BALANCE SHEET DATA

                                                          YEAR ENDED DECEMBER 31,
                                                       2002                2001               2000
                                                       ----                ----               ----
Total Assets                                       $ 34,778            $ 12,465            $ 2,360
Long-term debt classified as:
    Current                                        $ 13,890             $ 1,023                $ -
    Long Term                                       $ 7,731              $6,833                $ -
Stockholders' Equity                                 $1,009              $1,250            $ 2,348

Book value per share                                 $ 0.05               $0.32              $5.87


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.
               -------------------------------------------------

BACKGROUND
----------

Prior to 2001, we operated primarily through Houston Dynamic Services, Inc ("HDS"). In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of Mountain Air. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens'. Our business conducted in 2001 did not include the operations of Jens' and Strata.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in "Item 8 -- Financial Statements." Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition policy determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues are recognized by the Company and its subsidiaries as services are provided.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

GOODWILL AND OTHER INTANGIBLES - The Company has recorded approximately $10,479,000 of goodwill and other identifiable intangible assets. The Company performs purchase price allocations when it makes a business combination. Business combinations and subsequent purchase price allocations have been consummated for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets are allocated to goodwill and other identifiable intangibles. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These valuations required the use of third-party valuation experts who in turn developed assumptions to value the carrying value of the individual reporting units. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 will apply to any exit or disposal activities initiated by the Company after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2001 and 2000 reflect the business operations of OilQuip. From its inception on February 4, 2000 to February 6, 2001, OilQuip was in the developmental stage. OilQuip's activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations for prior to February 6, 2001 reflect no sales, cost of sales, or marketing and administrative expenses that would be reflective of an operating company. On February 6, 2001, OilQuip acquired the assets of Mountain Air, which provides air drilling services to natural gas exploration operations ("Compressed Air Drilling Services"). On May 9, 2001, OilQuip acquired the Prior A-C Assets, including the operations of HDS. The results of operation of HDS, which was sold in December 2001, are included in discontinued operations from May 9, 2001. On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock for Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"). On February 6, 2002, the Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). The results from these operations are included from February 1, 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001:
----------------------------------------------------------

Sales for the year 2002 totaled $17,990,000, reflecting the revenue of Jens' and Strata, which were acquired in February, 2002. In the comparable period of 2001, revenues were $4,796,000. Revenues for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $7,796,000, $6,529,000 and $3,665,000, respectively. Revenues for the Compressed Air Drilling Services segment decreased from $4,796,000 for the year ended December 31, 2001 primarily due to lower revenues resulting from the decline in revenues from Burlington Resources, from $3,310,788 to $1,827,681. Burlington Resources represented 49.9% and 62.6% of the Compressed Air Drilling Services revenues in 2002 and 2001, respectively. Revenues also declined as a result of an overall downturn in the petroleum industry. Rig counts in the Southwestern United States (in which most of the Company's revenues are derived) provide a measure of oil and natural gas drilling activities. These rig counts decreased from 1,275 on June 30, 2001 to 840 at June 30, 2002, based upon the Baker Hughes gulf coast region rig count.

Gross margin ratio, as a percentage of sales, was 17.1% for the year ended December 31, 2002 compared with 30.5% for the year ended December 31, 2001. The gross margin ratio declined as a result of the Jens' and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air resulting from lower revenues. Because we have made significant investments in equipment and personnel many of our costs are fixed, and as a result, our gross profit margins are severely impacted by decreases in revenues.

General and administrative expense was $3,792,000 in 2002 compared with $2,898,000 in 2001. The general administrative expenses increased in 2002 compared to 2001 due to the acquisition of Jens' and Strata. During the third quarter of 2002, in response to the default of its debt covenants, the Company restructured itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

Operating income (loss) for the year 2002 totaled ($1,440,000), reflecting the operating income (loss) of Jens' and Strata, which were acquired in February 2002. In the comparable period of 2001, operating income (loss) was ($1,433,000). Operating income (loss) for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,255,000, ($576,000), ($945,000) and ($2,174,000), respectively. Operating income for the Compressed Air Drilling Services segment decreased from income of $433,000 for the year ended December 31, 2001 primarily due to lower revenues resulting from the overall downturn in the petroleum industry. Operating (loss) for the General Corporate segment increased from ($1,866,000) for the year ended December 31, 2001. During the third quarter of 2002, in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

We incurred a net loss attributed to common shareholders of ($4,290,000), or ($0.23) per common share, for the year ended December 31,2002 compared with a loss of ($4,577,000), or ($1.15) per common share, for the year end December 31 2001. The net loss for 2002 included a discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note in September 2002. During the third quarter of 2002, in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

PRO FORMA RESULTS

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Jens', Strata and Mountain Air and the merger with OilQuip on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations are not included in the pro forma information. Pro forma results of operations set forth below includes results of operations for all of 2002 and 2001. These financial statements should be read in conjunction with the pro forma financial statements included herein.

Pro forma sales for the year 2002 totaled $19,142,000, reflecting the revenue of Mountain Air, Jens' and Strata. In the comparable period of 2001, pro forma sales were $28,244,000. Pro forma revenues for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $8,500,000, $6,977,000 and $3,665,000, respectively. Pro forma revenues for the year ended December 31, 2001 for the Casing Services, Directional Drilling Services and Compressed Air Drilling Services segments were $9,949,000, $12,986,000 and $5,289,000, respectively. The decrease in 2002 compared to 2001 was primarily due to lower revenues resulting from the overall downturn in the petroleum industry. Revenues for Casing Services, Directional Drilling Services and Compressed Air Drilling Services declined 17%, 47% and 37% in 2002 compared to 2001.

Pro forma gross margin, as a percentage of sales, was 18.4% for the year ended December 31, 2002 compared with a pro forma gross margin of 33.8 % for the year ended December 31, 2001. The gross margin ratio declined as a result of the Jens' and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air resulting from lower revenues.

Pro forma general and administrative expense was $3,040,000 in 2002 compared with $4,719,000 in 2001. The pro forma general and administrative expense decreased in 2002 due to cost reductions at Strata and Corporate.

The Company had pro forma operating (loss) for the year 2002 of ($401,000) as compared to pro forma operating income of $4,089,000 in 2001. Pro forma operating income (loss) for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,756,000, ($584,000), ($795,000) and
($1,778,000), respectively. The pro forma operating income for the year ended December 31, 2001 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $3,954,000, $1,420,000, $581,000 and ($1,866,000), respectively. The decrease in pro forma operating income for 2002 was primarily due to lower revenues resulting from the overall downturn in the petroleum industry.

The Company incurred a pro forma net loss of ($4,431,000), or ($0.24) per common share, for the year ended December 31, 2002 compared with a pro forma net loss of ($71,000), or ($0.02) per common share, for the year ended December 31 2001. The pro forma net loss for 2002 included a factoring discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note by September 30, 2002. During the third quarter of 2002, in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to an abandoned acquisitions and an abandoned private placement in the amount of $233,000.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO PERIOD FEBRUARY 4, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000:
--------------------------------------------------------------------------------

Sales for the year 2001 totaled $4,796,000, reflecting the revenue of Mountain Air following the acquisition of the assets from Mountain Air's predecessor, Mountain Air Drilling, Inc. (the "Mountain Air Acquisition"). In the period February 4, 2000 (inception) through December 31, 2000, OilQuip had no revenues.

Gross margin, as a percentage of sales, was 30.5% in 2001.

General and administrative expense was $2,898,000 in 2001 compared with $627,000 in the period February 4, 2000 (inception) through December 31, 2000 increasing as a result of the Mountain Air Acquisition and the issuance of stock options in 2001.

We incurred a net loss from continuing operations of ($2,273,000), or ($0.57) per common share, for the year 2001 compared with a loss by OilQuip of ($627,000), or ($1.57) per common share, for the period from February 4, 2000 (inception) through December 31, 2000. The Company incurred a net loss of ($4,577,000), or ($1.15) per common share, for the year 2001 compared with a loss by OilQuip of ($627,000), or ($1.57) per common share, for the period February 4, 2000 (inception) through December 31, 2000.

The loss from discontinued operations for 2001 of ($2,304,000) includes a loss of ($2,013,000) on the sale of HDS.

PRO FORMA RESULTS

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Jens', Strata and Mountain Air and the merger with OilQuip on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations are not included in the pro forma information. Pro forma results of operations set forth below includes results of operations for all of 2001 and 2000. These financial statements should be read in conjunction with the pro forma financial statements included herein.

Pro forma sales for the year 2001 totaled $28,224,000, reflecting the revenue of Mountain Air, Jens' and Strata. In the comparable period of 2000, pro forma sales were $24,653,000. Pro forma revenues for the year ended December 31, 2001 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $9,949,000, $12,986,000 and $5,289,000, respectively. Pro forma revenues for the year ended December 31, 2000 for the Casing Services, Directional Drilling Services and Compressed Air Drilling Services segments were $7,400,000, $11,561,000 and $5,692,000, respectively. The increase in 2001 compared to 2000 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry. Revenues for Casing Services and Directional Drilling Services increased 34% and 12%, and revenues for Compressed Air Drilling Services declined 8% in 2001 compared to 2000.

Pro forma gross margin, as a percentage of sales, was 33.8% for the year ended December 31, 2001 compared with a pro forma gross margin of 26.7 % for the year ended December 31, 2000. The gross margin ratio increased as a result of higher gross margin ratios at each of Jens', Strata, and Mountain Air resulting from higher revenues.

Pro forma general and administrative expense was $4,719,000 in 2001 compared with $3,916,000 in 2000. The pro forma general and administrative expense increased in 2001 due to higher employee costs.

The Company had pro forma operating income for the year 2001 of $4,089,000 as compared to pro forma operating income of $2,678,000 in 2000. Pro forma operating income (loss) for the year ended December 31, 2001 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $3,954,000, $1,420,000, $581,000 and ($1,866,000), respectively. The pro forma operating income for the year ended December 31, 2000 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,313,000, $564,000, $742,000 and ($941,000), respectively. The increase in pro forma operating income for 2001 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net loss of ($71,000), or ($0.02) per common share, for the year ended December 31,2001 compared with a pro forma net income of $269,000, or $0.67 per common share, for the year end December 31 2000. The pro forma net loss for 2001 included increased employee costs, interest expense and lower margins at Mountain Air.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2002.

                                           PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------
                                                                                                     AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL         1 YEAR       2-3 YEARS     4-5 YEARS   YEARS
-----------------------                         -----         ------       ---------     ---------   -------
Note payable                                $  21,221,000  $  13,890,000  $  3,064,000  $  4,267,000  $     -
Interest Payments on note payable               1,804,000      1,181,000       260,000       363,000        -
Operating Lease                                 2,990,000      1,232,000     1,589,000       169,000        -
Employment Contracts                            1,916,000      1,180,000       736,000             -        -

Total Contractual Cash Obligations         $   27,931,000 $   17,483,000  $  5,649,000  $  4,799,000  $     -
                                               ==========     ==========     =========     =========  ========

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $ 146,000 at December 31, 2002 as compared to $152,000 at December 31, 2001.

Net trade receivables at December 31, 2002 were $4,409,000 as compared to $973,000 at December 31, 2001, due to the Jens' and Strata Acquisitions.

Net property, plant and equipment were $17,124,000 at December 31, 2002 as compared to $4,246,000 at December 31, 2001, as a result of Jens' and Strata Acquisitions. Capital expenditures for the year 2002 were $518,000. Capital expenditures for the year 2001 were $402,000. Capital expenditures for 2003 are projected to be approximately $600,000.

Trade accounts payable at December 31, 2002 were $2,106,000 as compared to $298,000 at December 31, 2001, primarily due the Jens' and Strata Acquisitions.

Other current liabilities, excluding the current portion of long-term debt, at December 31, 2002 were $2,597,000 consisting of interest in the amount of $811,000, accrued salary and benefits in the amount of $280,000, income taxes payable of $45,000, accrued restructuring costs of $606,000, advance from officers of the Company of $99,000, accrued operating expenses of $ 543,000, and legal and professional expenses in the amount of $213,000. Included in accrued restructuring costs was compensation in the amount of $244,000 due to former employees of the Company. At December 31, 2001 other current liabilities, excluding the current portion of long-term debt, were $1,637,000 consisting of interest in the amount of $176,000, accrued salary and benefits in the amount of $851,000, and legal and professional expenses in the amount of $610,000. All of these balance sheet accounts increased significantly from December 31, 2001 balances due to the Jens' and Strata Acquisitions. Included in salary and benefits payable at December 31, 2001 was deferred compensation in the amount of $318,000 due the CEO of the Company.

Long-term debt including current maturities was $21,221,000 at December 31, 2002 as compared to $7,856,000 at December 31, 2001. The increase in long-term debt was primarily a result of the cost of the Jens' and Strata Acquisitions in February 2002. The long-term debt is as follows (as discussed below, all bank debt may be accelerated and may be come due and payable, if the Company fails to refinance the Mountain Air bank debt due on June 30, 2003):

MOUNTAIN AIR. At December 31, 2002, Mountain Air had the following debt outstanding:

o A term loan payable to Wells Fargo Energy in the amount of $3,550,000 at a floating interest rate with quarterly principal payments of $147,917 (the interest rate was 5.25% at December 31, 2002). At December 31, 2002, the outstanding amount due was $2,392,000. The maturity date of the loan is June 30, 2003.

o A seller's note in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2006.

o Subordinated debt payable to Wells Fargo Energy Capital in the amount of $2,000,000 at 12% interest. The principal will be due on June 30, 2003. In connection with incurring the debt, the Company issued redeemable warrants, which have been recorded as a liability of $600,000 and as discount to the face amount of the debt. This amount is amortizable over three years as additional interest expense. $200,000 of this debt was amortized in 2002, and $183,000 of this debt was amortized in 2001.

o A delayed draw term loan payable to Wells Fargo Energy in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (the interest rate was 4.75% at December 31, 2002). At December 31, 2002, the outstanding amount due was $160,000. The principal will be due on June 30, 2003.

o A $500,000 line of credit at Wells Fargo bank, of which $330,000 was outstanding at December 31, 2002. The committed line of credit is due on June 30, 2003. Interest accrues at a rate equal to the Prime rate plus 0.5% to 1.25% (4.75% at December 31, 2002) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

JENS'. On December 31, 2002, Jens' had the following debt outstanding:

o A term loan payable to Wells Fargo Business Credit, Inc. in the amount of $4,042,396 at a floating interest rate with monthly principal payments of $67,373 (the interest rate was 8.75% at December 31, 2002). At December 31, 2002, the outstanding amount due was $3,369,000. The maturity date of the loan is February 1, 2005.

o A seller's note payable to Jens Mortensen in the amount of $4,000,000 at 7.5% simple interest with quarterly interest payments. At December 31, 2002 $275,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006.

o A real estate loan payable to Wells Fargo Business Credit, Inc. in the amount of $532,000 at a floating interest rate with monthly principal payments of $14,778 (the interest rate was 8.75% at December 31, 2002). At December 31, 2002, the outstanding amount due was $384,000. The principal will be due on February 1, 2005.

o A $1,000,000 line of credit at Wells Fargo bank, of which $67,000 was outstanding at December 31, 2002. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 3% (8.75% at December 31, 2002) for the committed portion. Additionally, the Company pays a 0.05% fee for the uncommitted portion.

o In conjunction with the purchase of Jens', the Company agreed to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement. The Company is to make monthly payments of $20,576 through the period ended January 31, 2007. As of December 31, 2002, the balance due is approximately $1,008,000 including $247,000 classified as short-term.

STRATA. On December 31, 2002, Strata had the following debt outstanding:

o A term loan payable to Wells Fargo Business Credit, Inc. in the amount of $1,654,000 at a floating interest rate with monthly principal payments of $27,567 (the interest rate was 9.25% at December 31, 2002). At December 31, 2002, the outstanding amount due was $1,041,000. The maturity date of the loan is February 1, 2005. In addition to the monthly principal payments, in June 2002, the Company entered into an agreement with Target MWD to lease its MWD kits. According to the terms of the lease, Target MWD is required to make monthly payments of $15,000 to $20,000, which are being applied to reduce the outstanding principal balance of this loan.

o A $2,500,000 line of credit at Wells Fargo bank, of which $1,275,000 was outstanding at December 31, 2002. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 3% (9.25% at December 31, 2002) for the committed portion. Additionally, the Company pays a 0.05% fee for the uncommitted portion.

o In 1996 and as amended in 2000 and 2002, Strata entered into a short-term vendor financing agreement with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement, as amended, provides for repayment of all amounts due no later than September 30, 2003. Payment of the interest on the note is due monthly; however, the Company may make payments with respect to principal and interest at any time without bonus or penalty. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2002, the outstanding balance, including accrued interest, is approximately $455,000.

o A note payable dated June 30, 1998, to a former shareholder of Strata Directional Technology, Inc., bearing interest at 8% and payable in 60 equal monthly installments of $2,030 each. The note matures and will be paid in full prior to June 30, 2003. The balance at December 31, 2002 was approximately $12,000.

ALLIS-CHALMERS. At December 31, 2002, Allis-Chalmers had the following debt and other obligations outstanding:

o Subordinated debt payable to Wells Fargo Energy Capital in the amount of $3,000,000 at 12% interest. The principal amount is due on January 31, 2005. In connection with incurring the debt, the Company issued redeemable warrants, which have been recorded as a liability of $900,000 and as a discount to the face amount of the debt. This amount is amortizable over three years beginning February 6, 2002, as additional interest expense. $275,000 was amortized in 2002.

o In connection with the acquisition of Strata we issued 3,500,000 shares of Series A 10% Cumulative convertible Preferred Stock. Those shares, along with accrued and unpaid dividend rights, are redeemable at the option of the holder on February 1, 2004, for $4,200,000.

o In 1999, we compensated former and continuing directors who had served without compensation from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5% and are due March 28, 2005. At December 31, 2002, the principal and accrued interest on these notes totaled approximately $370,000.

o Associated with the issuance of the $2 million Subordinated debt recorded by Mountain Air and the $3 million Subordinated debt recorded by Allis-Chalmers (collectively, the "subordinated debt"), the Company issued redeemable warrants that are exercisable for a maximum of 1,165,000 shares of the Company's common stock at an exercise price of $0.15 per share ("Warrants A and B") and non-redeemable warrants that are exercisable for a maximum of 335,000 shares of the Company's common stock at $1.00 per share ("Warrant C"). Warrants A and B are subject to cash redemption provisions ("puts") of $600,000 and $900,000, respectively, at the discretion of the warrant holders beginning at the earlier of the final maturity date of the subordinated debt or three years from the closing of the subordinated debt (January 31, 2004 and January 31, 2005, respectively). Warrant C does not contain any such puts or provisions. In addition, previously issued warrants to purchase common stock of Mountain Air were cancelled. The Company has recorded a liability of $600,000 at Mountain Air and $900,000 at Allis-Chalmers for a total of $1,500,000 and is amortizing the effects of the puts to interest expense over the life of the related subordinated debt instruments.

In addition to the debt discussed above, the Company had available lines of credit totaling $4,000,000 at December 31, 2002, of which $1,672,000 was outstanding as compared to an available line of credit totaling $775,00 at December 31, 2001, of which $375,000 was outstanding. The increase in lines of credit was due to the Jens' and Strata Acquisitions.

On July 16, 2002, our lenders declared the Company and our subsidiaries to be in default under our numerous credit agreements with Wells Fargo Bank and its affiliates (the Bank Lenders). The defaults resulted primarily from our failure to meet financial covenants as a result of decreased revenues. As a result of these defaults the Bank Lenders imposed default interest rates retroactive to April 1, 2002, resulting in an increase of approximately $15,000 in monthly interest payments. Additionally the Bank Lenders suspended interest payments (aggregating $275,000 through December 31, 2002) on a $4.0 million subordinated seller note issued to the Bank Lenders in connection with the Jens' acquisition, which resulted in Jens' default under the terms of the subordinated seller note, and suspended interest payments (aggregating $150,000 through December 31, 2002) on a $3.0 million subordinated bank note issued in connection with the Jens' acquisition, which resulted in Jens' default under the terms of such note. Pursuant to the terms of inter-creditor agreements between our lenders, the holders of such obligations are precluded from taking action to enforce such obligations without the consent of the Bank Lenders.

Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements (the "Forbearance Agreements"), which amended certain operating covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults for a period of six months ending June 30, 2003 (the "Forbearance Period"). Pursuant to the Forbearance Agreements:

           Mountain Air's obligations have been modified as follows:

                  o Mountain Air was allowed to apply a security deposit to offset payments on its equipment lease, lowering additional payments from $58,574 to $35,000 per month during the Forbearance Period, after which lease payments will return to $58,574 per month though February 15, 2006, on which date a final payment of $58,574 will be due.
                  o Principal payments on its senior debt have been reduced during the Forbearance Period from $57,000 to $45,000 per month.
                  o Interest payments on its subordinated debt have been reduced during the Forbearance Period from 12% to 6% (with the balance being accrued).
                  o All of Mountain Air's senior and subordinated debt of approximately $4,882,000 will be due and payable on June 30, 2003.

Jens' obligations have been amended as follows:

                  o During the Forbearance Period, Jens' has been allowed to resume payments of $30,000 per month on its subordinated debts to Wells Fargo Energy Capital.
                  o The interest rate on Jens' senior debt has been increased to prime plus 3%.
                  o Jens' has been allowed to distribute $300,000 to Allis-Chalmers Corporation to allow Allis-Chalmers Corporation to pay legal, accounting and other expenses in connection with the preparation of its financial statements for the year ended December 31, 2002, its Securities and Exchange Commission filing, and shareholder communications.

Strata's obligations have been amended as follows:

                  o The interest rate on Strata's term debt and revolving debt has been increased to prime plus 3-1/2%.

The Company have made all outstanding principal and interest payments on all senior debt to the Bank Lenders. We also believe the Company will be able to comply with the terms of the Forbearance Agreements during the Forbearance Period. However, on June 30, 2003, $4,882,000 of debt owed by Mountain Air will become due and the forbearance with respect to Jens' and Strata's debts to the Bank Lenders will expire. We are negotiating with the Bank Lenders to amend or replace the Mountain Air credit agreements with the Bank Lenders, and in connection with any amendment will seek a waiver of past defaults. However, there can be no assurance that we will be able to amend the terms of or refinance the outstanding debt to the Bank Lenders, or do so on favorable terms.

If we are unable to renegotiate or refinance the Company debt, the Bank Lenders will have the right to accelerate all amounts due them (which totaled $14,264,000, at March 31 2003), and to foreclose on the assets securing their loans, which constitute substantially all of the assets of the Company. In such event, we may be unable to continue operations. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements, and as a result the Company had a working capital deficit of $13,016,000 at December 31, 2002. Because of the foregoing risks, our auditors have qualified their opinion regarding our financial statements to include a "going concern" exception, which indicates that their evaluation of our financial condition is premised upon the assumption that we will continue operations and that based upon our current financial condition there is a risk that we may not be able to do so.

Our long-term capital needs are to refinance our existing debt, provide funds for existing operations, redeem the Series A Preferred Stock and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay our debts as they become due, including the amounts due to the Bank Lenders described above we will require additional financing within three months, which may include the issuance of new warrants or other equity or debt securities, as well as secured and unsecured loans. Any new issuance of equity securities would further dilute existing shareholders.

RECENT DEVELOPMENTS --ACQUISITION OF JENS' OILFIELD SERVICE, INC. AND STRATA DIRECTIONAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------

Jens' Oil Field Acquisition
---------------------------

In February 2002, we purchased 81% of the outstanding stock of Jens' for (i) $10,250,000 in cash, (ii) a $4,000,000 note payable with a 7.5% interest rate and the principal due in four years, (iii) $1,234,560 for a non-compete agreement payable monthly for five years, (iv) an additional payment of $841,000 based upon Jens' working capital as of February 1, 2002 and (v) 1,397,849 shares of our common stock. We entered into a three-year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens' and Mr. Mortensen providing for restrictions against transfer of the stock of Jens' by us and Mr. Mortensen, and providing Mr. Mortensen the option after February 1, 2003, to exchange his shares of stock of Jens' for shares of our common stock with a value equal to 4.6 times the trailing EBITDA (Earnings Before Interest, Tax, Depreciation and Amortization) of Jens' determined in accordance with GAAP (Generally Accepted Accounting Principles), less any inter-company loans or third party investments in Jens', times nineteen percent (19%). Our common stock will be valued based on the average closing bid price for the stock for the preceding 30 days. Mr. Mortensen has a demand registration right pursuant to the Shareholder Agreement that requires the Company to register his shares of the Company under the Securities Act of 1933, as amended, which can be exercised until August 1, 2005, at Mr. Mortensen's cost, along with piggyback registration rights.

Strata Acquisition
------------------

We acquired 100% of the preferred stock and 95% of the common stock of Strata in consideration for the issuance to Energy Spectrum Partners, LP ("Energy Spectrum") of 6,559,863 shares of our common stock, warrants to purchase an additional 437,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock"). In addition, as a result of our failure to redeem the Series A Preferred Stock prior to February 4, 2003, we issued to Energy Spectrum an additional warrant to acquire 875,000 shares at an exercise price of $0.15 per share. Energy Spectrum, which is now our largest shareholder, is a private equity fund headquartered in Dallas, Texas. In May 2002, we purchased the remaining minority interest in Strata in exchange for 87,500 shares of the Allis-Chalmers common stock.

The Series A Preferred Stock issued to Energy Spectrum in connection with the Strata transaction is entitled to receive cumulative annual dividends of $ .10 per share payable in cash or additional shares of Series A Preferred Stock. No dividends have been declared to date but the Company accrues the obligation to issue additional shares of Series A Preferred Stock. Additionally, each share of Series A Preferred Stock is convertible into two shares of our common stock. The Series A Preferred Stock is also subject to anti-dilution in the event we issue our common stock at a price below $ 0.50 per share and is subject to mandatory redemption on the second anniversary date of issuance or earlier from the net proceeds of new equity sales, and is subject to optional redemption by us at anytime. At the option of Energy Spectrum, on February 1, 2004, we will be obligated to redeem the Series A Preferred Stock, along with accrued and unpaid dividend rights, for $4,200,000. Based on our current operations, it appears unlikely that we will be able to secure financing to enable us to redeem the Series A Preferred Stock, and we will therefore attempt to renegotiate its terms. In addition, Energy Spectrum is entitled to appoint a number of directors to our Board of Directors, which most closely approximates its percentage ownership of our common stock on a fully-diluted basis. Currently, this entitles Energy Spectrum to elect one-half, or five of our directors. Currently, three persons designated by Energy Spectrum, Thomas O. Whitener, Jr., James W. Spann, and Michael D. Tapp, serve on our board of directors. We also granted Energy Spectrum registration rights, which includes two demand registrations at our expense, and piggyback registration rights.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and in our other SEC filings and publicly available documents. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K.

Low prices for oil and natural gas will adversely affect the demand for our services and products.
--------------------------------------------------------------------------------

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

We are highly leveraged and are in default under credit agreements with our lenders.
--------------------------------------------------------------------------------

As a result of acquisition financing, we are highly leveraged. At March 31, 2003, we had approximately $14,264,000 of lender debt outstanding. In 2002, we defaulted under our credit agreements and as a result of such defaults in July 2002 our senior lenders required us to suspend payments on our subordinated debt. Our lenders have agreed to forbear taking action with respect to our debt until June 30, 2003, and we are attempting to refinance our debt. However, if we fail to refinance our debt, our lenders could accelerate all outstanding debt and foreclose upon the assets securing our debt, which constitute substantially all of our assets. Our level of debt will impair our ability to obtain additional financing, makes us more vulnerable to economic downturns and declines in oil and natural gas prices, and makes us more vulnerable to increases in interest rates. We may not maintain sufficient revenues to meet our debt obligations or to fund our operations. Our lack of funds may limit our flexibility in planning for, or reacting to, changes in our business and industry, place us at a competitive disadvantage compared to our competitors that have greater access to funds, limit our ability to borrow additional funds.

We are the subject of a going concern opinion from our independent auditors, which means that we may not be able to continue operations unless we can obtain additional funding.
--------------------------------------------------------------------------------

As shown in the accompanying financial statements, we had a net loss of $3,969,000 in 2002 and have $4,882,000 in debt due in June 2003. At December 31, 2002, our current liabilities exceeded our current assets by $13,016,000 and our net worth was $1,009,000. These factors, among others, indicate that unless we are successful in refinancing our debt, we may be unable to continue as a going concern for a reasonable period of time. Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the year ended December 31, 2002, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
--------------------------------------------------------------------------------

Our ability to fund operations, to make payments on or refinance our indebtedness, and to fund planned acquisitions and capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our failure to obtain additional financing may adversely affect us.
-------------------------------------------------------------------

We must refinance debt becoming due in June 2003 in order to continue operations. Expansion of our operations through the acquisition of additional companies will require substantial amounts of capital. The availability of financing may affect our ability to expand. There can be no assurance that funds for such expansion, whether from equity or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. We may also enter into strategic partnerships for the purpose of developing new businesses. Our future growth may be limited if we are unable to complete acquisitions or strategic partnerships.

Mandatory redemption of series a 10% cumulative convertible preferred stock.
----------------------------------------------------------------------------

We have outstanding 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, (the "Preferred Stock"). Pursuant to the terms of the certificate of Designation, Preferences and Rights of the preferred stock, the company will be obligated on February 1, 2004 to redeem the outstanding Preferred Stock, along with cumulative dividend rights, for $4,200,000.

We may have difficulties integrating acquired businesses.
---------------------------------------------------------

We may not be able to successfully integrate the business of our operating subsidiaries or any business we acquire in the future. The integration of the businesses will be complex and time consuming and may disrupt our future business. We may encounter substantial difficulties, costs and delays involved in integrating common information and communication systems, operating procedures, financial controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. The various risks associated with our acquisition of businesses and uncertainties regarding the profitability of such operations could have a material adverse effect on us.

Our success is dependent upon our ability to acquire and integrate additional businesses.
--------------------------------------------------------------------------------

Our business strategy is to acquire companies operating in the oil and natural gas equipment rental and services industry. However, there can be no assurance that we will be successful in acquiring any additional companies. Our successful acquisition of new companies will depend on various factors, including our ability to obtain financing, the competitive environment for acquisitions, as well as the integration issues described in the preceding paragraph. There can be no assurance that we will be able to acquire and successfully operate any particular business that we will be able to expand into areas that we have targeted

We may not experience expected synergies.
-----------------------------------------

We may not be able to achieve the synergies we expect from the combination of businesses, including our plans to reduce overhead through shared facilities and systems, to cross-market to the businesses' customers, and to access a larger pool of customers due to the combined businesses' ability to provide a larger range of services.

There is no trading market for our common stock
-----------------------------------------------

Our common stock is not registered on any exchange or NASDAQ and is traded only sporadically on the Over the Counter Bulletin Board. We are investigating listing our common stock on an exchange; however, we do not currently meet the listing requirement of any national U.S. exchange, and there can be no assurance that we will be able to list our common stock on any exchange in the future There can be no assurance that an active market for our common stock will develop in the future.

We do not expect to pay dividends on our common stock
-----------------------------------------------------

We have not within the last ten years paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will realize a profit on his investment only if the market price of our common stock increases in value.

Existing stockholders may be diluted in connection with additional financings.
------------------------------------------------------------------------------

We expect to issue additional equity securities to repay debt, in connection with the acquisition of additional businesses, as well as in connection with employee benefit plans and other plans. Such issuances will dilute the holdings of existing stockholders. Such securities may be prior to or on a parity with, our common stock.

Competition could cause our business to suffer.
-----------------------------------------------

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

Our products and services may become obsolete.
----------------------------------------------

Our business success is dependent upon providing our customers efficient, cost-effective oil and gas drilling equipment and technology. It is possible that competing technologies may render our equipment and technologies obsolete, and have a material adverse effect on us.

Our historical results are not an indicator of future operations.
-----------------------------------------------------------------

Our business is conducted through three subsidiaries, one of which was acquired in February 2001 and two of which were acquired in February 2002. As a result, past performance is not indicative of future results and our likelihood of success must be considered in light of the volatility of our industry, our leveraged condition, competition, and other factors set forth herein.

We are controlled by a few stockholders.
----------------------------------------

A small number of stockholders effectively control us. Energy Spectrum Partners, LP ("Energy Spectrum"), our President, Chief Executive Officer and Chairman Munawar H. Hidayatallah, and Colebrook Investments, Inc. beneficially own approximately 54.6%, 22.3% and 17.2%, respectively, of our common stock. The shares of common stock beneficially owned by Energy Spectrum include 7,875,000 shares issuable upon the conversion of Series A Preferred Stock (the "Preferred Stock"), including accrued dividend rights, and 1,312,500 shares of our common stock issuable upon the exercise of outstanding warrants. In addition, at February 28 2003, the Series A Preferred stock had accrued cumulative dividend rights entitling it to receive either $379,167 in cash or $379,167 additional shares of Preferred stock. As the holder of the Preferred Stock, Energy Spectrum has the right to elect a number of directors to our Board of Directors, which most closely reflects Energy Spectrum's ownership interest in our common stock on a fully-diluted basis. Currently, Energy Spectrum is entitled to elect five of our directors. Energy Spectrum and either Mr. Hidayatallah or Colebrook Investments, Inc., voting together, will have the power to control the outcome of all matters requiring stockholder approval, including the election of our directors or a proposed change in control of the Company.

No natural person controls Colebrooke, and none of our officers or directors has a financial interest in Colebrooke. The owner of all of Colebrooke's shares is Jupiter Trust, a Guernsey trust. The corporate trustee of Jupiter Trust is the Ansbacher Trust Company ("Ansbacher"), a Guernsey trust in which action is taken upon majority vote of such trust's three directors, Messrs. Robert Bannister and Phillip Retz and Ms. Rachel Whatley. Such directors have absolute discretion to take action and make investment decisions on behalf of Ansbacher and can be deemed to control Ansbacher, which has sole voting and dispository power over the shares of Colebrooke. There are no individual directors of Colebrooke; the corporate director for Colebrooke is Plaiderie Corporate Directors One Limited, a Guernsey Company ("Plaiderie"). Plaiderie is wholly-owned by Ansbacher Guernsey Limited ("Ansbacher Limited"), a controlled registered bank in Guernsey. The ultimate parent of Ansbacher Limited is First Rand Limited ("First Rand"), a publicly-owned company listed on the Johannesburg Stock Exchange. First Rand can be deemed to control Plaiderie.

Dependence upon key personnel.
------------------------------

We are dependent upon the efforts and skills of our executives, including our President, Chief Executive Officer and Chairman Munawar H. Hidayatallah, to manage our business as well as to identify and consummate additional acquisitions. In addition, our business strategy is to acquire businesses, which are dependent upon skilled management personnel, and to retain such personnel to operate the business. The loss of the services of Mr. Hidayatallah or one or more of our key personnel at our operating subsidiaries could have a material adverse effect on us. We do not maintain key man insurance on any of our personnel. In addition, our development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain such employees.

Our customers' credit risks could cause our business to suffer.
---------------------------------------------------------------

Our customers are engaged in the oil and natural gas drilling business in the southwestern United States and Mexico. This concentration of customers may impact our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions.

We are vulnerable to personal injury and property damage.
---------------------------------------------------------

Our services are used for the exploration and production of oil and natural gas. These operations are subject to inherent hazards that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an accident at a location where our products or services are used or provided may result in our being named as a defendant in lawsuits asserting potentially large claims. We maintain customary insurance to protect our business against these potential losses. However, we could become subject to material uninsured liabilities.

Government regulations could cause our business to suffer.
----------------------------------------------------------

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

Labor costs or the unavailability of skilled workers could cause our business to suffer.
--------------------------------------------------------------------------------

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

We may be subject to certain environmental liabilities relating to discontinued operations.
--------------------------------------------------------------------------------

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

We may be subject to certain products liability claims.
-------------------------------------------------------

We were reorganized under the bankruptcy laws in 1988; since that time we have been regularly named in products liability lawsuits primarily resulting from our manufacture of products containing asbestos. In connection with our bankruptcy a special products liability trust was established to be responsible for such claims. We believe that claims against Allis-Chalmers Corporation are banned by applicable bankruptcy law, and that the Products Liability trust will continue to be responsible for these claims, and since 1988 no court has ruled that we are responsible for such claims. However, if the products liability trust were terminated and its funds disbursed, and if we did not prevail in our claim that our bankruptcy bars claims against us, we could become subject to material products liabilities related to our pre-bankruptcy activities. We have not manufactured products containing asbestos since our bankruptcy.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

None.


ITEM 8.    FINANCIAL STATEMENTS.
           ---------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                                           PAGE
                                                                           ----

Financial Statements:

Independent Auditors' Report                                                31

Consolidated Statements of Operations for the Years Ended
     December 31, 2002, December 31, 2001 and the period
     February 4, 2000 (Inception) through December 31, 2000                 32

Consolidated Balance Sheets as of December 31, 2002 and 2001                33

Consolidated Statement of Stockholders' Equity for the Years
     Ended December 31, 2002, December 31, 2001 and the period
     February 4, 2000 (Inception) through December 31, 2000                 34

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, December 31, 2001 and the period
     February 4, 2000 (Inception) through December 31, 2000                 35

Notes to Consolidated Financial Statements                                  36

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Allis-Chalmers Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Corporation as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the period from February 4, 2000 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allis-Chalmers Corporation as of December 31, 2002 and 2001, and the results of their consolidated operations and cash flows for each of the years ended December 31, 2002 and 2001, and the period February 4, 2000 (Inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,969,000 during the year ended December 31, 2002, and, as of that date, had a working capital deficiency of $13,016,000 and net worth of $1,009,000. As described more fully in Notes 1 and 8 to the financial statements, the Company has obtained waivers on its loan covenant violations through June 30, 2003. On that date, approximately $4,882,000 of current debt becomes due. After June 30, 2003, if the Company continues to be in default of its other loan covenants, the lenders may demand repayment of the loans. Negotiations are presently under way to obtain revised loan agreements to permit the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company cannot predict what the outcome of the negotiations will be. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 /S/ GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
March 7, 2003


ALLIS-CHALMERS CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (in thousands, except per share)

                                                                                                           Period from
                                                                                                         February 4, 2000
                                                              Year Ended             Year Ended          through December
                                                           December 31, 2002      December 31, 2001           31, 2000
                                                           -----------------      -----------------      -----------------
Revenues                                                   $         17,990       $          4,796                   $  -
Cost of revenues                                                     14,910                  3,331                      -
                                                           -----------------      -----------------      -----------------
    Gross margin                                                      3,080                  1,465                      -

General and administrative expense                                    3,792                  2,898                    383
Personnel restructuring costs                                           495                      -                      -
Abandoned acquisition/private placement costs                           233                      -                    244
                                                           -----------------      -----------------      -----------------
   Total operating expenses                                           4,520                  2,898                    627
                                                           -----------------      -----------------      -----------------
(Loss) from operations                                               (1,440)                (1.433)                  (627)

Other income (expense):
   Interest income                                                       49                     41                      -
   Interest expense                                                  (2,256)                  (869)                     -
   Minority interest                                                   (189)                     -                      -
   Factoring costs on note receivable                                  (191)                     -                      -
   Other                                                                 58                    (12)                     -
                                                           -----------------      -----------------      -----------------
Total other income (expense)                                         (2,529)                  (840)                     -
                                                           -----------------      -----------------      -----------------
Net (loss) before income taxes                                       (3,969)                (2.273)                  (627)

   Provision for income tax                                               -                      -                      -
                                                           -----------------      -----------------      -----------------
Net (loss) from continuing operations                                (3,969)                (2,273)                  (627)

(Loss) from discontinued operations                                       -                   (291)                     -
(Loss) on sale of discontinued operations                                 -                 (2,013)                     -
                                                           -----------------      -----------------      -----------------
Net (loss) from discontinued operations                                   -                 (2,304)                     -

         Net (loss)                                                  (3,969)                (4,577)                  (627)
                                                           -----------------      -----------------      -----------------
        Preferred stock dividend                                       (321)                     -                      -
                                                           -----------------      -----------------      -----------------
Net (loss) attributed to common stockholders               $         (4,290)      $         (4,577)      $           (627)
                                                           =================      =================      =================

(Loss) per common share (basic and diluted)
                    Continuing operations                  $           (.23)      $           (.57)      $          (1.57)
                    Discontinued operations                               -                   (.58)                     -
                                                           -----------------      -----------------      -----------------
Net (loss) per common share                                $           (.23)      $          (1.15)      $          (1.57)
                                                           =================      =================      =================
Weighted average number of common shares outstanding:
                     Basic                                           18,831                  3,952                    400
                                                           =================      =================      =================
                     Diluted                                         18,831                  3,952                    400
                                                           =================      =================      =================

                          The accompanying Notes are an integral part of the Financial Statements

                                                            32


ALLIS-CHALMERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

                                                                                December 31
                                                                          2002               2001
                                                                      -------------      -------------
ASSETS

Cash and cash equivalents                                             $        146       $        152
Trade receivables, net of allowance for doubtful accounts of
     $32 and $0, respectively                                                4,409                973
Due from related party (Note 14)                                                 -                 61
Lease deposit (Note 9)                                                         525                  -
Lease receivable, current (Note 13)                                            180                  -
Prepaids and other current assets                                              317                153
                                                                      -------------      -------------
   Total current assets                                                      5,577              1,339

Property and equipment, net of accumulated depreciation of
     $2,340 and $644 at December 31, 2002 and 2001, respectively            17,124              4,426
Goodwill                                                                     7,829              3,951
Other intangible assets, net of accumulated amortization of
     $894 and $403 at December 31, 2002 and 2001, respectively               2,650              1,116
Debt issuance costs, net of accumulated amortization of
     $331 and $79 at December 31, 2002 and 2001, respectively                  515                180
Lease receivable, less current portion (Note 13)                             1,042                  -
Lease deposit (Note 9)                                                           -                701
Note receivable                                                                  -                791
Other assets                                                                    41                141
                                                                      -------------      -------------
      Total Assets                                                    $     34,778       $     12,465
                                                                      =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt (Note 8)                         $     13,890       $      1,023
Trade accounts payable                                                       2,106                298
Accrued employee salaries, benefits and payroll taxes                          280                851
Accrued interest                                                               811                176
Accrued expenses                                                             1,506                610
                                                                      -------------      -------------
    Total current liabilities                                               18,593              2,958

Accrued postretirement benefit obligations (Note 3)                            670                824
Long-term debt, net of current maturities (Note 8)                           7,331              6,833
Other long-term liabilities                                                    270                  -

Minority interest                                                            1,584                  -
Redeemable warrants (Notes 8 and 12)                                         1,500                600
Redeemable convertible preferred stock, $0.01 par value
     (4,200,000 shares authorized; 3,500,000 issued and
     outstanding at December 31, 2002) ($1 redemption value)
     including accrued dividends (Note 10)                                   3,821                  -

COMMON STOCKHOLDERS' EQUITY (NOTE 10)
   Common stock, $.15 par value (110,000,000 shares authorized;
     19,633,340 and 11,588,128 issued and outstanding at
     December 31, 2002 and 2001 respectively)                                2,945              1,738
   Capital in excess of par value                                            7,237              4,716
   Accumulated (deficit)                                                    (9,173)            (5,204)
                                                                      -------------      -------------
    Total shareholders' equity                                               1,009              1,250
                                                                      -------------      -------------
    Total liabilities and shareholders' equity                        $     34,778       $     12,465
                                                                      =============      =============


                The accompanying Notes are an integral part of the Financial Statements.


                                                  33


ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)

                                               PREFERRED STOCK             COMMON STOCK        CAPITAL IN
                                           ------------------------  ------------------------   EXCESS OF   ACCUMULATED
                                             SHARES       AMOUNT       SHARES       AMOUNT      PAR VALUE    (DEFICIT)      TOTAL
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, February 4, 2000
(Inception)                                         -       $    -            -        $   -       $    -    $       -      $     -

Issuance of common stock subscribed
at $94 per share                                    -            -        4,250            -          400            -          400

Issuance of common stock for
conversion of notes payable at $250
per share                                           -            -        1,000            -          250            -          250

Issuance of common stock for cash at
$326 per share                                      -            -          307            -          100            -          100

Issuance of common stock subscribed
at $326 per share                                   -            -        3,068            -        1,000            -        1,000

Issuance of common stock subscribed
at $350 per share                                   -            -        1,250            -          438            -          438

Contributed capital and services                    -            -            -            -          787            -          787

Retroactive effect of
Recapitalization on May 9, 2001                     -            -      390,125           60          (60)           -            -

Net (loss)                                          -            -            -            -         (627)        (627)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2000                         -            -      400,000           60        2,915         (627)       2,348

Issuance of common stock in
connection with Recapitalization                    -            -   11,118,128        1,678        1,101            -        2,779

Issuance of stock options for
services                                            -            -            -            -          500            -          500

Issuance of stock purchase warrants
for services                                        -            -            -            -          200            -          200

Net (loss)                                          -            -            -            -            -       (4,577)      (4,577)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2001                11,588,128        1,738        4,716       (5,204)       1,250

Issuance of common stock in
connection with the purchase of Jens'               -            -    1,397,849          210          420            -          630

Issuance of stock purchase warrants
in connection with the purchase of
Jens'                                               -            -            -            -           47            -           47

Issuance of preferred and common
stock in connection with the
purchase of Strata                          3,500,000        3,500    6,559,863          984        1,968            -        2,952

Issuance of stock purchase warrants
in connection with the purchase of
Strata                                              -            -            -            -          267            -          267

Issuance of common stock in
connection with the purchase of
Strata                                              -            -       87,500           13          140            -          153

Accrual of preferred dividends                      -          321            -            -         (321)           -         (321)

Net (Loss)                                          -            -            -            -            -       (3,969)      (3,969)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2002                 3,500,000   $    3,821   19,633,340   $    2,945   $    7,237   $   (9,173)  $    1,009
                                           ===========  ===========  ===========  ===========  ===========  ===========  ===========


                              The accompanying Notes are an integral part of the Financial Statements.

                                                                 34


ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                                     Period from
                                                                                                                    February 4, 2000
                                                                           Year Ended           Year Ended              through
                                                                       December 31, 2002     December 31, 2001     December 31, 2000
                                                                        ----------------      ----------------      ----------------
Cash flows from operating activities:
     Net (loss)                                                         $        (3,969)      $        (4,577)      $          (627)
     Adjustments to reconcile net (loss) to net
           cash provided by operating activities:
     Depreciation expense                                                         1,837                   621                     -
     Amortization expense                                                           744                   482                     -
     Abandoned acquisition costs                                                      -                     -                   244
     Contributed services                                                             -                     -                   250
     Issuance of stock options for services                                           -                   500                     -
     Amortization of discount on debt                                               475                   183                     -
     Minority interest in income of subsidiary                                      189                     -                     -
     Loss on sale of property                                                       119                     -                     -
     Changes in working capital:
          Decrease (increase) in accounts receivable                               (713)                 (511)                 (124)
          Decrease (increase) in due from related party                              61                    43                     -
          Decrease (increase) in other current assets                             1,644                  (139)                  538
          Decrease (increase) in other assets                                       902                     -                     -
          Decrease (increase) lease deposit                                         176                     -                     -
          (Decrease) increase in accounts payable                                 1,316                   238                    12
          (Decrease) increase in accrued interest                                   651                   176                     -
          (Decrease) increase in accrued expenses                                  (339)                  156                     -
          (Decrease) increase in other long-term liabilities                       (123)                    -                     -
          (Decrease) increase in accrued employee
              benefits and payroll taxes                                           (788)                  463                     -
     Discontinued operations
          Loss on sale of HDS operations                                              -                 2,013                     -
          Operating cash provided (used)                                              -                   381                     -
          Depreciation and amortization                                               -                   124                     -
                                                                        ----------------      ----------------      ----------------
     Net cash provided by operating activities                                    2,182                   153                   293

Cash flows from investing activities:
         Recapitalization, net of cash received                                       -                   (88)                    -
         Business acquisition costs                                                   -                  (141)                 (624)
         Acquisition of MADSCO assets, net of cash Acquired                           -                (9,534)                    -
         Acquisition of Jens', net of cash acquired                              (8,120)                    -                     -
         Acquisition of Strata, net of cash acquired                               (179)                    -                     -
         Purchase of equipment                                                     (518)                 (402)                    -
         Proceeds from sale-leaseback of equipment,
                net of lease deposit                                                  -                 2,803                     -
        Proceeds from sale of equipment                                             367                    45                     -
                                                                        ----------------      ----------------      ----------------
     Net cash (used) by investing activities                                     (8,450)               (7,317)                 (624)

Cash flows from financing activities:
         Proceeds from issuance of long-term debt                                 9,683                 5,832                     -
         Payments on long-term debt                                              (4,079)                 (489)                    -
         Proceeds from issuance of common stock, net                                  -                 1,838                   350
         Borrowings on lines of credit                                            7,050                   375                   (15)
         Payments on lines of credit                                             (5,804)                    -                     -
         Debt issuance costs                                                       (588)                 (244)                    -
                                                                        ----------------      ----------------      ----------------
    Net cash provided by financing activities                                     6,262                 7,312                   335
                                                                        ----------------      ----------------      ----------------
    Net increase (decrease) in cash and cash equivalents                             (6)                  148                     4

Cash and cash equivalents at beginning of year                                      152                     4                     -
                                                                        ----------------      ----------------      ----------------
Cash and cash equivalents at end of year                                $           146       $           152       $             4
                                                                        ================      ================      ================

Supplemental information - interest paid                                $         1,082       $           802               $     -
                                                                        ================      ================      ================

                              The accompanying Notes are an integral part of the Financial Statements.

                                                                 35

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF BUSINESS

OilQuip Rentals, Inc., an oil and gas rental company ("OilQuip"), was incorporated on February 4, 2000 to find and acquire acquisition targets to operate as subsidiaries.

On January 25, 2001, OilQuip formed a subsidiary, Mountain Air (Note 1), a Texas corporation.

On February 6, 2001, OilQuip, through its subsidiary, Mountain Air, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("MADSCO"), whose business consists of providing equipment and trained personnel in the four corner areas of the southwestern United States. Mountain Air primarily provides compressed air equipment and trained operators to companies in the business of drilling for natural gas. With the acquisition of MADSCO assets, OilQuip ceased to be in the development stage.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers Corporation ("Allis-Chalmers" or the "Company"). In the merger, all of OilQuip's outstanding common stock was converted into 400,000 shares of Allis-Chalmers' common stock and the right to receive an additional 9,600,000 shares of Allis-Chalmers' common stock upon the filing of an amendment to the Amended and Restated Certificate of Incorporation ("Certificate") to authorize the issuance of such shares. That authorization and issuance occurred on October 15, 2001.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Compressed Air, Inc. ("Mountain Air"). However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger, including those for the period in 2000, are the financial statements of OilQuip. As a result of the merger, the fixed assets, goodwill and other intangibles of Allis-Chalmers were increased by $2,691,000.

On November 30, 2001, the Company entered into an agreement to sell its wholly owned subsidiary, Houston Dynamic Service, Inc. ("HDS"), to the general manager of HDS in a management buy-out. The sale of HDS was finalized on December 12, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock of Jens' Oilfield Service, Inc. ("Jens'"), which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"), which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

VULNERABILITIES AND CONCENTRATIONS

The Company provides oilfield services in several regions including the states of Texas, New Mexico, Utah, and New Mexico and southern portions of Mexico. The nature of the Company's operations and the many regions in which it operates subject it to changing economic, regulatory and political conditions. The company believes it is vulnerable to the risk of near-term and long-term severe changes in the demand and subsequent price for oil and natural gas.

BASIS OF PRESENTATION AND LIQUIDITY

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, as of December 31, 2002, the Company has a negative working capital of $13,016,000 including approximately $4,882,000 of debt principal payments due on June 30, 2003 and a net worth of $1,009,000.

As further discussed in Note 8, on July 16, 2002, the Company's lenders declared the Company and its subsidiaries to be in default under numerous credit agreements with Wells Fargo Bank and its affiliates (the Bank Lenders). Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements, which amended certain operating covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults for a period of six months ending June 30, 2003. As a result, $8,757,829 was classified from non-current to current liabilities.

The Company's long-term capital needs are to refinance existing debt, provide funds for existing operations, and redeem the Series A Preferred Stock and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay debts as they become due, including the amounts due to the Bank Lenders described above, additional financing will be required, which may include the issuance and subsequent exercise of new warrants or other equity or debt securities, as well as secured and unsecured loans. Any new issuance of equity securities would further dilute existing shareholders.

These factors indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the carrying value of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to refinance existing debt.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries. The Company's subsidiaries are Mountain Air, Jens', and Strata. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of the revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues are recognized by the Company and its subsidiaries as services are provided.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company established an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. As of December 31, 2002 and 2001, the Company had recorded an allowance of doubtful accounts of $31,000 and $0, respectively. Bad debt expense was $31,000, and $0 for the years ended December 31, 2002 and 2001, and $0 for the period from February 4, 2000 (Inception) thru December 31 2000.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment represents the cost of equipment in use in the operations of the Company.

Maintenance and repairs are charged to operations when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to fifteen years. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation expense charged to operations was $1,837,000 for the year ended December 31, 2002, $621,000 for the year ended December 31, 2001 and $0 for the period from February 4, 2000 (Inception) through December 31, 2000.

GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). Goodwill, including goodwill associated with equity method investments, and intangible assets with infinite lives are no longer amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset's estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

The effects of adopting SFAS No.142 on the Company are that approximately $7,829,000 of goodwill is no longer being amortized. The Company performs impairment test on the carrying value of its goodwill at each reporting unit and as of December 31, 2002, no evidence of impairment exists.

In 2001 and 2000, goodwill was amortized using the straight-line method over its expected useful life.

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

On January 1, 2002, the Company adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption has had on the Company's operations.

FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents, accounts receivable and payable approximate fair value. The Company believes the fair values and the carrying value of the debt would not be materially different due to the instruments' interest rates approximating market rates for similar borrowings at December 31, 2002 and 2001.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company does not have concentrations of credit risk within their cash and cash equivalents as their deposits are at several financial institutions.

Approximately 20% of the Company's revenues for the year ended December 31, 2002 were derived from two customers as compared to approximately 79% of the Company's revenues for the year ended December 31, 2001, including one customer that accounted for 65% of the Company's revenues in 2001. There were no revenues for the period February 4, 2000 through December 31, 2000. Accounts receivable at December 31, 2002 includes $706,000 as compared to $550,000 at December 31, 2001 from these two customers.

DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using straight-line or interest methods depending upon the principal payment stream of each of the notes over the lives of the related debt.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the year ended December 31, 2002 and 2001, and the period February 4, 2000 through December 31, 2000 totaled $96,500, $31,400 and $0, respectively.

INCOME TAXES

The Company has adopted the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPREHENSIVE INCOME

There are no adjustments necessary to net loss as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, REPORTING COMPREHENSIVE INCOME.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current year presentation.

PERSONNEL RESTRUCTURING COSTS

The Company has recorded and classified separately from recurring selling, general and administrative costs those costs incurred to terminate and relocate several members of management that occurred in September 2002.

BUSINESS ACQUISITION COSTS

The Company capitalizes direct costs associated with successful business acquisitions and expenses acquisition costs for unsuccessful acquisition efforts.

CAPITAL STRUCTURE

The Company utilizes SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, which requires companies to disclose all relevant information regarding their capital structure.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation using Accounting Principle Board Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options other than $500,000 recognized in 2001 under APB No. 25. Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts indicated below. No options were issued to employees or directors in either of the years ended December 31, 2002 and 2001 except 500,000 options issued and accounted for under APB No. 25 (Note 11).

      (in thousands, except
      per share)                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2002                 2001
                                                   ----                 ----

      Net (loss):                As reported       $ (3,969)       $ (4,577)
                                 Pro forma           (3,969)         (4,717)
                                                  ==========      ==========

      Net (loss) per share:      As reported       $  (0.23)       $  (1.15)
                                 Pro forma            (0.23)          (1.19)
                                                  ==========      ==========

There were no options granted in 2002. The fair value of the common stock options granted during 2001, for disclosure purposes only, was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                   2002                 2001
                                                   ----                 ----

      Expected dividend yield                        --                   --
      Expected price volatility                      --                 100%
      Risk-free interest rate                        --                   5%
      Expected life of options                       --              4 years


SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"), replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At December 31, 2002, the Company operates in three segments organized by service line including casing services, directional drilling services and compressed air drilling services. At December 31, 2001, the Company operated only one segment. Please see Note 15 for further disclosure in accordance with SFAS No. 131.

PENSION AND OTHER POST RETIREMENT BENEFITS

SFAS No. 132, EMPLOYER'S DISCLOSURES ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS ("SFAS No. 132"), requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 has no impact on the Company's financial condition or results of operations.

INCOME (LOSS) PER COMMON SHARE

The Company computes loss per common share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

The basic and diluted loss per common share for all periods presented herein was computed by dividing the net loss attributable to common shares by the weighted average outstanding common shares for the period. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 will apply to any exit or disposal activities initiated by the Company after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

NOTE 2 - EMERGENCE FROM CHAPTER 11

Allis-Chalmers Corporation emerged from Chapter 11 proceedings on October 31, 1988 under a plan of reorganization, which was consummated on December 2, 1988. The Company was thereby discharged of all debts that arose before confirmation of its First Amended and Restated Joint Plan of Reorganization ("Plan of Reorganization"), and all of its capital stock was cancelled and made eligible for exchange for shares of common stock of the reorganized Company ("Common Stock"). On May 9, 2001, the reverse merger with OilQuip described in Note 1 constituted the event whereby the exchange of shares of common stock of the reorganized Company occurred.

NOTE 3 - PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS

Pension Plan
------------

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

Upon termination of the Consolidated Plan, the Company and its subsidiaries incurred a liability to the PBGC that the PBGC estimated to be approximately $67.9 million (the "PBGC Liability")

In September 1997, the Company and the PBGC entered into an agreement in principle for the settlement of the PBGC Liability, which required, among other things, satisfactory resolution of the Company's tax obligations with respect to the Consolidated Plan under Section 4971 of the Internal Revenue Code of 1986, as amended ("Code"). In August 1998, the Company and the Internal Revenue Service ("IRS") settled the Company's tax liability under Code Section 4971 for $75,000.

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

The merger with OilQuip (the "Merger") on May 9, 2001 (as described in Note 1) constituted a Release Event, which satisfied and discharged the PBGC Liability. In connection with the Merger, the Company and the PBGC agreed that the PBGC should have the right to appoint one member of the Board of Directors of the Company for so long as it holds at least 117,020 shares of the common stock. In connection with the Merger, the Lock-Up Agreement was terminated in its entirety. As of December 31, 2002 and 2001, the Company is no longer liable for any obligations of the Consolidated Plan.

Medical and Life
----------------

Pursuant to the Plan of Reorganization, the Company assumed the contractual obligation to Simplicity Manufacturing, Inc. (SMI) to reimburse SMI for 50% of the actual cost of medical and life insurance claims for a select group of retirees (SMI Retirees) of the prior Simplicity Manufacturing Division of Allis-Chalmers. The actuarial present value of the expected retiree benefit obligation is determined by an actuary and is the amount that results from applying actuarial assumptions to (1) historical claims-cost data, (2) estimates for the time value of money (through discounts for interest) and (3) the probability of payment (including decrements for death, disability, withdrawal, or retirement) between today and expected date of benefit payments. As of December 31, 2002 and 2001, the Company has recorded post-retirement benefit obligations of $670,000 and $824,000, respectively, associated with this transaction.

NOTE 4 - ACQUISITIONS

On February 6, 2001, Mountain Air acquired the business and certain assets of MADSCO, a private company, for $10,000,000 (including a $200,000 deposit paid in 2000) in cash and a $2,200,000 promissory note to the sellers (with interest at 5 3/4 percent and principal and interest due February 6, 2006). The acquisition was accounted for using the purchase method of accounting. Goodwill of $3,661,000 and other identifiable intangible assets of $800,000 were recorded with the acquisition.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted initially into 400,000 shares of Allis-Chalmers' common stock plus 9,600,000 shares of Allis-Chalmers' common stock issued on October 15, 2001. The acquisition was accounted for using the purchase method of accounting as a reverse acquisition. Goodwill of $290,000 and other identifiable intangible assets of $719,000 were recorded in connection with the merger. Effective on the date of the merger, OilQuip retroactively became the reporting company. As a result, financial statements prior to the merger are those of OilQuip.

The Company completed two acquisitions and related financing on February 6, 2002.

The Company purchased 81% of the outstanding stock of Jens'. Jens' supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata. Strata provides high-end directional and horizontal drilling technology for specific targeted reservoirs that cannot be reached vertically.

The purchase price for Jens' and Strata was (i) $10,250,000 in cash, (ii) a $4,000,000 note payable due in four years, (iii) $1,234,560 for a non-compete agreement payable for five years, (iv) 7,957,712 shares of common stock of the Company, (v) 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Series A Preferred Stock") and (vi) an additional payment estimated to be from $1,000,000 to $1,250,000, based upon Jens' working capital on February 1, 2002. The actual working capital adjustment was approximately $983,000. In addition, in connection with the Strata acquisition, Energy Spectrum Partners, LP was issued warrants to purchase 437,500 shares of Company common stock at an exercise price of $0.15 per share.

In connection with the acquisition of Strata and Jens', the Company's bank provided financing of $12,728,396 consisting of revolving credit facilities in the amount of $3,500,000, term facilities in the amount of $5,696,396, a real estate term loan in the amount of $532,000 and a subordinated loan in the amount of $3,000,000.

The acquisitions were accounted for using the purchase method of accounting. Goodwill of $4,168,000 and other identifiable intangible assets of $2,035,000 were recorded with the acquisitions.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Jens', Strata and Mountain Air and the merger with OilQuip on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented. The discontinued HDS operations are not included in the pro forma information

        (in thousands, except
        per share)                             YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                   (UNAUDITED)
                                         2002          2001          2000
                                         ----          ----          ----

        Revenues                         $ 19,142      $ 28,224      $24,653

        Operating income (loss)          $ (401)       $ 4,089       $2,678

        Net income (loss)                $ (4,431)     $ (71)        $ 269

        (Loss) per common share          $ (0.24)      $ (0.02)      $ 0.67


NOTE 5 - DISCONTINUED OPERATIONS

As discussed in Note 1, on December 12, 2001, the Company consummated the sale of its wholly owned subsidiary, HDS, to the general manager of HDS (the "Buyer"), in a management buy-out with an effective date of November 30, 2001. Under the terms of the sale, the Company received a promissory note from the Buyer in the amount of $790,500 due on November 30, 2007, secured by certain HDS equipment. The note was to accrue interest at a rate of 7% through the payment date. On September 30, 2002, the Company received cash in the amount of $600,000 and recorded $191,000 in factoring costs related to the early termination of the promissory note from the buyer of HDS. A loss on the sale of approximately $2.0 million has been recorded in the year ended December 31, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

The operating results of the business sold have been reported separately as discontinued operations in the accompanying statement of operations and consists of the following:
                           Period May 9, 2001 through
                                November 30, 2001
(in thousands)

Revenues                                                               $1,925
Cost of sales                                                           1,486
                                                                     --------
Gross profit                                                              439
Operating expenses                                                        594
Depreciation and amortization                                             124
                                                                     --------
(Loss) from operations (279)

Other (expense) income
     Interest expense                                                    (12)
                                                                     --------
 (Loss) from discontinued operations                                 $  (291)
                                                                     ========
Loss on sale of discontinued operations                              $(2,013)
                                                                     ========


NOTE 6 - PROPERTY AND OTHER INTANGIBLES ASSETS

Property and equipment is comprised of the following at December 31:

                                                 Depreciation
                                                 Period                2002       2001
                                                 -------------          ----       ----
(in thousands)
Land                                                                 $    25      $     -
Building and improvements                                                706            -
Machinery and equipment                             3 - 15 years      14,674        4,559
Tools, furniture, fixtures and leasehold
     improvements                                    3 - 7 years       4,059          351
                                                                     --------     --------
    Total                                                             19,464        4,910

Less: accumulated depreciation                                        (2,340)        (664)
                                                                     --------     --------
Property and equipment, net                                          $17,124      $ 4,246
                                                                     ========     ========

Other intangible assets are as follows at December 31:

                                        Amortization
                                        Period              2002          2001
                                        -------------       ----          ----
(in thousands)

Intellectual Property                   20 years             1,009         719
Non-compete agreements                  3 - 5 years          1,535           -
Other intangible assets                 3 - 20 years         1,000         800
                                                           --------    --------
    Total                                                    3,254       1,519

Less: accumulated amortization                                (894)       (403)
                                                           --------    --------
Other intangible assets, net                               $ 2,360     $ 1,116
                                                           ========    ========

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

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carry forwards, and could be triggered by an initial public offering or by subsequent sales of securities by the Company or its stockholders.

Deferred income tax assts and the related allowance as of December 31, 2002 and 2001 are as follows:

                                                        2002         2001
                                                        ----         ----
(in thousands)

Deferred non-current income tax assets:

Net future tax deductible items                       $    500    $     498
Net operating loss carry forwards                        2,030        1,170
A-C Reorganization Trust claims                         35,000       35,000
                                                      ---------    ---------
Total deferred non-current income tax assets            37,530       36,668

Valuation allowance                                    (37,530)     (36,668)
                                                      ---------    ---------
Net deferred non-current income taxes                 $      -     $      -
                                                      =========    =========

Net operating loss carry forwards for tax purposes at December 31, 2002 and 2001 are estimated to be $5.9 million and $3 million, respectively, expiring through 2022.

Net future tax-deductible items relate primarily to differences in book and tax depreciation and amortization and to compensation expense related to the issuance of stock options. Gross deferred tax liabilities at December 31, 2002 and 2001 are not material.

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

NOTE 8 - DEBT

Debt is as follows at December 31:

                                                                                     2002       2001
                                                                                  ---------  ---------
(in thousands)
Notes payable to certain former Directors - Allis-Chalmers                        $    370   $    354
Note payable to Wells Fargo - Subordinated Debt - Allis-Chalmers, net                2,375          -
Line of Credit with Wells Fargo - Mountain Air                                         330        375
Note payable to Wells Fargo - Term Note-Mountain Air                                 2,392      3,062
Note payable to Wells Fargo - Subordinated Debt - Mountain Air, net                  1,783      1,583
Note payable to Wells Fargo -Equipment Term Loan-Mountain Air                          160        282
Note payable to Seller of Mountain Air Assets - Mountain Air                         2,200      2,200
Note payable to Wells Fargo -Term Note - Strata                                      1,041          -
Line of Credit with Wells Fargo - Strata                                             1,275          -
Vendor financing - Strata                                                              455          -
Note payable to former shareholder - Strata                                             12          -
Note payable to Wells Fargo -Term Note - Jens'                                       3,369          -
Note payable to Wells Fargo -Real Estate Note - Jens'                                  384          -
Line of Credit with Wells Fargo - Jens'                                                 67          -
Note payable to Seller of Jens - Jens'                                               4,000          -
Note payable to Seller of Jens' for non-compete agreement - Jens'                    1,008          -
                                                                                  ---------  ---------
Total Debt                                                                          21,221      7,856
Less short-term debt and current maturities                                         13,890      1,023
                                                                                  ---------  ---------
Long-term debt obligations                                                        $  7,331   $  6,833
                                                                                  =========  =========

The debt above is stated as of December 31, 2002 and 2001, net of the remaining put obligations totaling approximately $842,000 and $417,000 respectively that are disclosed further in "REDEEMABLE WARRANTS" below. As of December 31, 2002 and 2001, the gross debt is equal to approximately $22,063,000 and $8,273,000, respectively.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements. As of December 31, 2002, the Company's weighted average interest rate for all of its outstanding debt is approximately 8.5%.

Maturities of debt obligations at December 31, 2002 are as follows: 2003 - $13,890,000; 2004 - $2,447,000; 2005 - $617,000; 2006 - $4,247,000; 2007 -
$20,000.

The debt agreements are as follows:

MOUNTAIN AIR

LINE OF CREDIT WITH WELLS FARGO - At December 31, 2002, Mountain Air had a $500,000 line of credit at Wells Fargo bank, of which $330,000 is outstanding. The committed line of credit is due on June 30, 2003. Interest accrues at a rate equal to the Prime rate plus 0.5% to 1.25% (4.75% at December 31, 2002) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the original amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (5.25% at December 31, 2002), interest payable quarterly, with quarterly principal payments of $147,917 due on the last day of April, July, October and January. The maturity date of the loan is June 30, 2003 and the balance at December 31, 2002 is $2,392,000.

NOTE PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt in the amount of $2,000,000 with 12% interest payable quarterly commencing on April 1, 2001. The principal will be due on June 30, 2003. In connection with incurring the debt, the Company issued redeemable warrants valued at $600,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below and Note
12). The discount is amortizable over three years as additional interest expense of which $200,000 and $183,000 has been amortized for 2002 and 2001, respectively.

NOTE PAYABLE TO WELLS FARGO - EQUIPMENT TERM LOAN - A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (interest rate of 4.75% at December 31, 2002). The principal will be due on June 30, 2003. The balance as of December 31, 2002 is $160,000.

NOTE PAYABLE TO SELLER OF MADSCO - A note to the seller of MADSCO assets in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2006.

JENS'

NOTE PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $4,042,396 at a floating interest rate (8.75% at December 31, 2002) with monthly principal payments of $67,373. The maturity date of the loan is February 1, 2007. The balance at December 31, 2002 was $3,369,000. The debt is classified as current on the accompanying consolidated balance sheet due to the defaults on certain loan covenants as described in Note 1.

NOTE PAYABLE TO WELLS FARGO - REAL ESTATE NOTE - A real estate loan in the amount of $532,000 at floating interest rate (8.75% at December 31, 2002) with monthly principal payments of $14,778. The principal will be due on February 1, 2005. The balance at December 31, 2002 was $384,000. The debt is classified as current on the accompanying consolidated balance sheet due to the defaults on certain loan covenants as described in Note 1.

LINE OF CREDIT WITH WELLS FARGO - At December 31, 2002, Jens had a $1,000,000 line of credit at Wells Fargo bank, of which $67,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 3% (8.75% at December 31, 2002) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion. The debt is classified as current on the accompanying consolidated balance sheet due to the defaults on certain loan covenants as described in Note 1.

SUBORDINATED NOTE PAYABLE TO SELLER OF JENS' -A subordinated seller's note in the amount of $4,000,000 at 7.5% simple interest. At December 31, 2002, $275,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006. The note is subordinated to the rights of Wells Fargo.

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 4), the Company agreed to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. The Company is to make monthly payments of $20,576 through the period ended January 31, 2007. As of December 31, 2002, the balance was approximately $1,008,000 including $247,000 classified as short-term.

STRATA

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $1,654,000 at a floating interest rate (9.25% at December 31, 2002) with monthly principal payments of $27,567. The maturity date of the loan is February 1, 2005. In addition to the monthly principal payments, in June 2002, the Company entered into a direct financing lease with a third party whereby a portion of assets were sold by Strata. The payments from that third party, which are expected to exceed $15,000 a month, are to be directly applied to the principal of this note. See Note 13 for further information on the terms of the direct financing lease. The note payable balance at December 31, 2002 was $1,041,000. The debt is classified as current on the accompanying balance sheet due to the circumstances surrounding defaults on certain loan covenants as described in
Note 1.

VENDOR FINANCING - In 1996 and as amended in 2000 and 2002, Strata entered into a short-term vendor financing agreement with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement, as amended, provides for repayment of all amounts due no later than September 30, 2003. Payment of the interest on the note is due monthly; however, the Company may make payments with respect to principal and interest at any time without bonus or penalty. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2002, the outstanding balance, including accrued interest, was approximately $455,000.

LINE OF CREDIT WITH WELLS FARGO - At December 31, 2002, Strata has a $2,500,000 line of credit at Wells Fargo bank, of which $1,275,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating interest rate plus 3% (9.25% at December 31, 2002) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion. The debt is classified as current on the accompanying balance sheet due to the circumstances surrounding defaults on certain loan covenants as described in
Note 1.

NOTE PAYABLE WITH FORMER SHAREHOLDER - A note payable dated June 30, 1998, to a former shareholder of Strata Directional Technology, Inc., bearing interest at 8% and payable in 60 equal monthly installments of $2,030 each. The note matures and will be paid in full prior to June 30, 2003. The balance at December 31, 2002 is approximately $12,000.

ALLIS-CHALMERS

NOTES PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt secured to partially finance the acquisitions of Jens' and Strata in the amount of $3,000,000 at 12% interest payable monthly. The principal will be due on January 31, 2005. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below and Note 12). The discount is amortizable over three years beginning February 6, 2002 as additional interest expense of which $275,000 has been recognized for the year ended December 31, 2002. The debt is classified as current on the accompanying balance sheet due to the defaults on certain loan covenants as described in Note 1.

NOTES PAYABLE TO CERTAIN FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5%, compounded quarterly, and are due March 28, 2005. At December 31, 2002, the notes are recorded at $370,000, including accrued interest.

REDEEMABLE WARRANTS - Associated with the issuance of the $2 million Subordinated debt recorded by Mountain Air and the $3 million Subordinated debt recorded by Allis-Chalmers (collectively, the "subordinated debt"), the Company has issued redeemable warrants that are exercisable into a maximum of 1,165,000 shares of the Company's common stock at an exercise price of $0.15 per share ("Warrants A and B") and non-redeemable warrants that are exercisable into a maximum of 335,000 shares of the Company's common stock at $1.00 per share ("Warrant C"). Warrants A and B are subject to cash redemption provisions ("puts") of $600,000 and $900,000, respectively, at the discretion of the warrant holders beginning at the earlier of the final maturity date of the subordinated debt or three years from the closing of the subordinated debt (January 31, 2004 and January 31, 2005, respectively). Warrant C does not contain any such puts or provisions. In addition, previously issued warrants to purchase common stock of Mountain Air were cancelled. The Company has recorded a liability of $600,000 at Mountain Air and $900,000 at Allis-Chalmers for a total of $1,500,000 and is amortizing the effects of the puts to interest expense over the life of the related subordinated debt instruments.

FORBEARANCE AGREEMENTS

On July 16, 2002, the Company's lenders declared the Company and it's subsidiaries to be in default under numerous credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). The defaults resulted primarily from failures to meet financial covenants as a result of decreased revenues. As a result of these defaults the Bank Lenders imposed default interest rates retroactive to April 1, 2002, resulting in an increase of approximately $15,000 in monthly interest payments. Additionally the Bank Lenders suspended interest payments (aggregating $275,000 through December 31, 2002) on a $4.0 million subordinated seller note issued to the Bank Lenders in connection with the Jens' acquisition, which resulted in Jens' default under the terms of the subordinated seller note, and suspended interest payments (aggregating $150,000 through December 31, 2002) on a $3.0 million subordinated bank note issued in connection with the Jens' acquisition, which resulted in Jens' default under the terms of such note. Pursuant to the terms of inter-creditor agreements between the lenders, the holders of such obligations are precluded from taking action to enforce such obligations without the consent of the Bank Lenders.

Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements (the "Forbearance Agreements"), which amended certain operating covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults for a period of six months ending June 30, 2003 (the "Forbearance Period"). Pursuant to the Forbearance Agreements:

           Mountain Air's obligations have been modified as follows:

                  o Principal payments on its senior debt or term note with Wells Fargo have been reduced during the Forbearance Period from $57,000 to $45,000 per month.

                  o Interest payments on its subordinated debt agreement with Wells Fargo have been reduced during the Forbearance Period from 12% to 6% (with the balance being accrued).

                  o Mountain Air was allowed to apply a security deposit to offset payments due on its equipment lease, lowering additional payments from $58,574 to $35,000 per month during the Forbearance Period, after which lease payments will return to $58,574 per month through February 15, 2006, on which date a final payment of $58,574 will be due. (Note 9)

                  o All of Mountain Air's senior and subordinated debt of approximately $4,882,000 will be due and payable on June 30, 2003.


         Jens' obligations have been amended as follows:

                  o During the Forbearance Period, Jens' has been allowed to resume payments of $30,000 per month on its subordinated debts to Wells Fargo Energy Capital.

                  o The interest rate on Jens' senior debt has been increased to prime plus 3%.

                  o Jens' has been allowed to distribute $300,000 to Allis-Chalmers Corporation to allow Allis-Chalmers Corporation to pay legal, accounting and other expenses in connection with the preparation of its financial statements for the year ended December 31, 2002, its Securities and Exchange Commission filing, and shareholder communications.

         Strata's obligations have been amended as follows:

                  o The interest rate on Strata's term debt and revolving debt has been increased to prime plus 3-1/2%.

The Company has made all outstanding principal and interest payments on all senior debt to the Bank Lenders. On June 30, 2003, $4,882,000 of debt owed by Mountain Air will become due and the forbearance with respect to Jens' and Strata's debts to the Bank Lenders will expire. If the Company is unable to renegotiate or refinance the Company debt, the Bank Lenders will have the right to accelerate all amounts due them (which totaled $14,264,000, at March 31
2003), and to foreclose on the assets securing their loans, which constitute substantially all of the assets of the Company. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements.

NOTE 9  - COMMITMENTS AND CONTINGENCIES

On February 6, 2001, in conjunction with Mountain Air's purchase of certain assets including rental equipment from MADSCO, a portion of the purchased equipment was sold to a leasing company and leased back. The equipment lease is being accounted for as an operating lease. Lease payments totaling $3,480,000 will be made over a period of six years. The lease expense for the years ended December 31, 2002 and 2001 was $703,000 and $586,000, respectively. In January 2003, the Company entered into a forbearance agreement with the leasing company and Mountain Air will apply a $525,000 security deposit to offset payments on its equipment lease, lowering additional payments from $58,574 to $35,000 per month during the Forbearance Period, after which lease payments will return to $58,574 per month though February 15, 2006. The $525,000 security deposit has been recorded as a current asset on the accompanying consolidated balance sheet.

The Company rents office space on a five-year lease, which expires February 5, 2006. The Company and its subsidiaries also rent certain other facilities and shop yards for equipment storage and maintenance. Facility rent expense for the years ended December 31, 2002 and 2001 was $303,000 and $90,000, respectively. The Company has no further lease obligations.

At December 31, 2002, future minimum rental commitments for all operating leases are as follows:

                                                        Operating Leases
                                                        -----------------
            (in thousands)
                        Year ended:
            December 31, 2003                                    $ 1,232
            December 31, 2004                                        804
            December 31, 2005                                        785
            December 31, 2006                                        142
            December 31, 2007 and thereafter                          27
                                                        -----------------

                             Total                               $ 2,990
                                                        =================

NOTE 10 - SHAREHOLDERS' EQUITY

During the period from February 4, 2000 (Inception) through December 31, 2000, OilQuip entered into several equity transactions. Various investors subscribed to 4,250 shares of common stock for $400,000 ($94 per share), 307 shares of common stock for $100,000 ($326 per share), 3,068 shares of common stock for $1,000,000 ($326 per share) and 1,250 shares of common stock for $437,500 ($350 per share). As of December 31, 2000, $1,837,500 in subscriptions receivable was outstanding. The entire amount was received from the investors in cash in January and February 2001. During 2000, OilQuip also issued 1,000 shares of common stock for $250,000 ($250 per share). OilQuip also recorded $250,000 in compensation expense for services contributed by the Company's Chief Executive Officer and majority stockholder. The Chief Executive Officer and majority stockholder also advanced an aggregate of $537,000 to the Company by paying corporate expenses on the Company's behalf. These contributed amounts have been recorded as a contribution to the Company's capital.

The equity and per share data on the financial statements for 2000 have been presented so as to give effect to the recapitalization of the Company, which occurred in the reverse acquisition of Allis-Chalmers on May 9, 2001. Under the recapitalization, the original number of shares outstanding of the formerly private OilQuip is considered to have been exchanged for the 400,000 shares of Allis-Chalmers that were issued on the date of the reverse acquisition to the owners of OilQuip. As a result, 390,125 shares are presented as if issued in 2000 to increase the outstanding shares of OilQuip at December 31, 2000 to 400,000.

On October 15, 2001, an additional 9,600,000 shares of Allis-Chalmers were issued to the former owners of OilQuip after shareholder approval of the increase in the maximum authorized number of shares of Allis-Chalmers. For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The business combination was accounted for as a purchase. As a result, $2,779,000, the value of the Allis-Chalmers common stock outstanding at the date of acquisition, was added to shareholders' equity, which reflects the recapitalization of Allis-Chalmers and the reorganization of the combined company.

On February 6, 2002, in connection with the acquisition of 81% of the outstanding stock of Jens' (Note 4), the Company issued 1,397,849 shares of common stock to the seller of Jens', an individual presently employed as the President of the Company. The business combination was accounted for as a purchase. As a result, $630,000, the fair value of the Company's common stock issued at the date of the acquisition, was added to shareholders' equity.

On February 6, 2002, in connection with the acquisition of 95% of the outstanding stock of Strata (Note 4), the Company issued 6,559,863 shares of common stock to the seller of Strata, Energy Spectrum. The business combination was accounted for as a purchase. As a result, $2,952,000, the fair value of the Company's common stock issued at the date of the acquisition, was added to shareholders' equity.

On May 31, 2002, the Company acquired the remaining 5% of the outstanding stock of Strata and issued 87,500 shares of common stock to the seller, Energy Spectrum. As a result, $153,000, the fair value of the Company's common stock issued at the date of the purchase, was added to shareholders' equity.

In connection with the Strata purchase, the Company authorized the creation of Series A Preferred Stock. The Series A Preferred Stock has cumulative dividends at ten percent per annum payable in additional shares of Series A Preferred Stock or if elected and declared by the Company, in cash. Additionally, the Series A Preferred Stock is convertible into common stock of the Company. The Series A Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the proceeds from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Series A Preferred Stock is $1.00 per share plus accrued dividend rights.

For the year ended December 31, 2002, the Company has accrued $321,000 of dividends payable to the Series A Preferred Stock holders. No dividends have been declared or paid to date.

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

On May 31, 2001, the Board granted to Leonard Toboroff, a former director of Allis-Chalmers an option to purchase 500,000 shares of common stock at $0.50 per share, exercisable for 10 years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Company recorded compensation expense of $500,000 for the issuance of the option for the year ended December 31, 2001.

A summary of the Company's stock option activity and related information is as follows:

                            December 31, 2002                December 31, 2001                December 31, 2000
                                        Weighted Avg.                  Weighted Avg.                      Weighted Avg.
                       Shares Under       Exercise     Shares Under      Exercise       Shares Under        Exercise
                          Option           Price          Option           Price           Option            Price
                      ---------------- -------------- --------------- ---------------- ----------------- --------------
Beginning balance             524,000        $  0.60          24,000         $   2.75            24,000       $   2.75
Granted                             -              -         500,000             0.50                 -              -
Canceled                            -              -               -                -                 -              -
Exercised                           -              -               -                -                 -              -
                      ---------------- -------------- --------------- ---------------- ----------------- --------------

Ending balance                524,000        $  0.60         524,000         $   0.60            24,000       $   2.75
                      ================ ============== =============== ================ ================= ==============

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2002:

                                        Weighted Average Remaining  Weighted Average Fair Value
Exercise Price    Shares Under Option       Contractual Life
----------------  --------------------  --------------------------  ---------------------------
$0.50                         500,000          8.75 years                    $1.28
$2.75                          24,000          7.25 years                    $1.97
-----                          ------          ----------                    -----
$0.60                         524,000          8.68 years                    $1.31
=====                         =======          ==========                    =====

Had compensation expense for options granted during 2000 been determined based on option fair value at the grant date, as prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the effect on Allis-Chalmers' net loss during 2000 would not have been material.

There were no stock options issued to employees or directors in either of the years ended December 31, 2002 and 2001 other than those granted on May 31, 2001 to Leonard Toboroff.

NOTE 12 - STOCK PURCHASE WARRANTS

In conjunction with the Mountain Air purchase by OilQuip in February of 2001, the Company issued a common stock warrant for 620,000 shares to a third-party investment firm that assisted the Company in its initial identification and purchase of the Mountain Air assets. The warrant entitles the holder to acquire up to 620,000 shares of common stock of Mountain Air at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001. The stock purchase warrant has been recorded at a fair value of $200,000 for the year ended December 31, 2001.

As more fully described in Note 8, Mountain Air and Allis-Chalmers issued two warrants ("Warrants A and B") for the purchase of 1,165,000 total shares of the Company's common stock at an exercise price of $0.15 per share and one warrant for the purchase of 335,000 shares of the Company's common stock at an exercise price of $1.00 per share ("Warrant C") in connection with their subordinated debt financing. The holders may redeem Warrants A and B for a total of $1,500,000 as of January 31, 2004 and January 31, 2005, respectively. The fair value of Warrant C was established in accordance with the Black-Scholes valuation model and as a result, $47,000 was added to shareholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected lives of four years.

On February 6, 2002, in connection with the acquisition of substantially all of the outstanding stock of Strata (Note 4), the Company issued a warrant for the purchase of 437,500 shares of the Company's common stock at an exercise price of $1.00 per share over the term of four years. The fair value of the warrant was established in accordance with the Black-Scholes valuation model and as a result, $267,000 was added to shareholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected lives of four years.

NOTE 13 - LEASE RECEIVABLE

In June 2002, the Company's subsidiary, Strata, sold its measurement while drilling (MWD) assets to a third party. Under the terms of the sale, the Company will receive at least $15,000 per month for thirty-six months. The payments are directly applied against the Term Note for Strata (Note 8) as a reduction of principal obligations. After thirty-six months, the purchaser has the option to pay the remaining balance or continue paying a minimum of $15,000 per month for twenty-four additional months. After the expiration of the additional twenty-four months, the purchaser must repay any remaining balance. This transaction has been accounted for as a direct financing lease with the nominal residual gain from the asset sale deferred into income over the life of the lease. During the year ended December 31, 2002, the Company received a total of $106,000 in payments from the third party related to this lease.

NOTE 14 - RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company owed the Chief Executive Officer and majority stockholder of the Company $78,000 related to deferred compensation and for advances to the Company totaling $49,000. Also the Company owed a former Executive Vice President and shareholder of the Company $42,000 related to deferred compensation and advances totaling $50,000.

At December 31, 2001, the Company owed the Chief Executive Officer and majority stockholder of the Company $318,000 related to deferred compensation. At the same time, this same individual owed the Company $61,000. These amounts were settled in the first quarter of 2002 and as of December 31, 2002, there are no loan amounts or other obligations due from Company officers or members of management.

The President of the Company is the former owner of Jens' and currently holds a 19% minority interest in Jens'. This same individual is the holder of a $4,000,000 subordinated note payable held by the Company and is also owed $275,000 in accrued interest (Note 8).

The President of the Company and formerly the sole proprietor of Jens' owns a shop yard, which he leases to the Company on a monthly basis. The total lease payments to the President under the terms of the lease were $28,800 for the year ended December 31, 2002.

In addition, the President of the Company and members of his family own 100% of Tex-Mex Rental & supply Co., a Texas corporation, that sold approximately $290,000 of equipment and other supplies to the Company in 2002. Management of the Company believes these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties

NOTE 15 - SEGMENT INFORMATION

The Company has three operating segments including Casing Services (Jens'), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air). All of the segments provide services to the petroleum industry. The Company only operated in one reporting segment for the year ended December 31, 2001 and in no operating segments for the period from February 4, 2000 (Inception) through December 31, 2000. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the Corporate function are reported below for the year ended December 31, 2002:

      (in thousands)                               Year ended December 31, 2002
      REVENUES:
      Casing services                                            $  7,796
      Directional drilling services                                 6,529
      Compressed air drilling services                              3,665
                                                  ------------------------------
      Total revenues                                             $ 17,790
                                                  ==============================

      OPERATING INCOME (LOSS):
      Casing services                                            $  2,225
      Directional drilling services                                  (576)
      Compressed air drilling services                               (945)
      General corporate                                            (2,174)
                                                  ------------------------------
      Total (loss) from operations                               $ (1,440)
                                                  ==============================

      DEPRECIATION AND AMORTIZATION EXPENSE:
      Casing services                                            $  1,265
      Directional drilling services                                   295
      Compressed air drilling services                                955
      General corporate                                                65
                                                  ------------------------------
      Total depreciation and amortization expense                $  2,580
                                                  ==============================

      INTEREST EXPENSE:
      Casing services                                            $    643
      Directional drilling services                                   215
      Compressed air drilling services                                761
      General corporate                                               637
                                                  ------------------------------
      Total interest expense                                     $  2,256
                                                  ==============================

      CAPITAL EXPENDITURES:
      Casing services                                            $    137
      Directional drilling services                                    83
      Compressed air drilling services                                288
      General corporate                                                10
                                                  ------------------------------
      Total capital expenditures                                 $    518
                                                  ==============================

      ASSETS:
      Casing services                                            $ 15,681
      Directional drilling services                                 8,888
      Compressed air drilling services                              9,138
      General corporate                                             1,071
                                                  ------------------------------
      Total assets                                               $ 37,778
                                                  ==============================

The following table contains the customers that represent more than 10% of the revenues for each o f the three operating segments at December 31, 2002:

Casing Services                         El Paso Production Oil & Gas
                                        Materiales Y Equipos Petroleros

Directional drilling services           Anadarko Petroleum Corporation
                                        Santos USA Corporation
                                        El Paso Production Oil & Gas

Compressed air drilling services        Burlington Reserves Oil & Gas Co., L.P.
                                        Devon Energy Production Co.
                                        Texaco Exploration and Production

NOTE 16 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                            February 4, 2000
                                                                                           (Inception) through
                                                                 December 31,    December 31,  December 31,
                                                                     2002           2001          2000
                                                                 ------------   ------------   -----------
(in thousands)
Non-cash investing and financing transactions in connection
with the acquisition of Mountain Air assets:

Fair value of net assets acquired                                $         -    $    (7,183)   $        -
Goodwill and other intangibles                                             -         (4,551)            -
Notes payable to Seller of Mountain Air                                    -          2,200             -
                                                                 ------------   ------------   -----------
Net cash paid to acquire subsidiary                              $         -    $    (9,534)   $        -
                                                                 ============   ============   ===========

Non-cash investing transactions in connection with the reverse merger of Allis-Chalmers and OilQuip:

Fair value of common stock exchanged                             $         -    $    (2,799)   $        -
Fair value of net assets, net of cash received                             -            872             -
Goodwill and other intangibles                                             -          1,819             -
                                                                 ------------   ------------   -----------
Net cash paid to consummate merger                               $         -    $       (88)   $        -
                                                                 ============   ============   ===========

Non-cash investing and financing transactions in connection with the acquisition of Jens':

Fair value of net assets acquired                                $   (11,562)   $         -    $        -
Goodwill and other intangibles                                        (1,235)             -             -
Note payable to Seller of Jens' Oilfield Service                       4,000              -             -
Value of common stock issued                                             630              -             -
Fair value of warrants issued                                             47              -             -
                                                                 ------------   ------------   -----------
Net cash paid to acquire subsidiary                              $    (8,120)   $         -    $        -
                                                                 ============   ============   ===========

Non-cash investing and financing transactions in connection with the acquisition of Strata:

Fair value of net assets acquired                                $    (2,383)   $         -    $        -
Goodwill and other intangibles                                        (4,668)             -             -
Issuance of preferred stock                                            3,500              -             -
Value of common stock issued                                           3,105              -             -
Fair value of warrants issued                                            267              -             -
                                                                 ------------   ------------   -----------
Net cash paid to acquire subsidiary                              $      (179)   $         -    $        -
                                                                 ============   ============   ===========

Other non-cash investing and financing transactions:

Sale of property & equipment in connection with
     the direct financing lease (Note                            $     1,193    $         -    $        -



NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

                                      First      Second     Third      Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                      --------   --------   --------   --------
(In thousands, except
per share amounts)

YEAR 2002

Revenues                              $ 3,253    $ 4,238    $ 4,775    $ 5,724

Operating income (loss)                  (201)      (796)      (608)       165

Net income (loss)
    Continuing operations                (640)      (869)    (1,505)      (955)
    Discontinued operations                 -          -          -          -
                                      --------   --------   --------   --------

Net income (loss)                        (640)      (869)    (1,505)      (954)

Preferred stock dividend                  (58)       (87)       (87)       (89)
                                      --------   --------   --------   --------
Net income (loss) attributed to
common shares                         $  (698)   $  (956)   $(1,592)   $(1,044)
                                      ========   ========   ========   ========

Income (loss) per common share
  (Basic and diluted)
    Continuing operations             $ (0.04)   $ (0.05)   $ (0.08)   $ (0.06)
    Discontinued operations                 -          -          -          -
                                      --------   --------   --------   --------
     Income (loss) per common share   $ (0.04)   $ (0.05)   $ (0.08)   $ (0.06)
                                      ========   ========   ========   ========

YEAR 2001

Revenues                              $   606    $ 1,341    $ 1,521    $ 1,328


Operating income (loss)                  (150)      (549)        35       (769)

Net income (loss)
    Continuing operations                (270)      (775)       (80)    (1,148)
    Discontinued operations                 -          4       (108)    (2,200)
                                      --------   --------   --------   --------
Net income (loss) from continuing
operations                               (270)      (771)      (188)    (3,348)

Preferred stock dividend                    -          -          -          -
                                      --------   --------   --------   --------
Net income (loss) attributed to
common shares                         $  (270)   $  (771)   $  (188)   $(3,348)
                                      ========   ========   ========   ========

Income (loss) per common share
  (Basic and diluted)
    Continuing operations             $ (0.06)   $ (0.19)   $ (0.02)   $ (0.30)
    Discontinued operations                 -          -      (0.03)     (0.55)
                                      --------   --------   --------   --------
     Income (loss) per common share   $ (0.06)   $ (0.19)   $ (0.05)   $ (0.85)
                                      ========   ========   ========   ========

NOTE 18 - LEGAL MATTERS

The Company is involved in various legal proceedings that arose in the ordinary course of business. The legal proceedings are at different stages. Special trusts established in connection with the Company's reorganization (See Note 2 - Emergence From Chapter 11) counsel are vigorously defending the Company. In the opinion of management and their legal counsel, the ultimate gain or loss, if any, of the Company from all such proceedings can not be reasonably estimated at this time.

NOTE 19 - SUBSEQUENT EVENTS

As disclosed in detail in Note 8, the Company and its Bank Lenders entered into a series of Forbearance Agreements that became effective January 1, 2003. The Forbearance Agreements expire on June 30, 2003. The financial effect on the Company will be the acceleration of the amortization of debt issuance costs and debt discount amounts from approximately the remaining one year periods to the first six months of 2003.

On February 19, 2003, the Company entered into an agreement with the shareholders of its Series A Preferred Stock establishing a new price for any conversions of Series A Preferred Stock shares into common stock of the Company. As agreed upon by all parties, the conversion price has been established at $0.50 per share. This agreement reduces the number of shares of common stock into which the Series A Preferred Stock is convertible from 18,421,053 to 7,000,000 shares.

Additionally, the Company issued a stock purchase warrant to Energy Spectrum Partners, LP. This is in addition to the stock purchase warrant issued to Energy Spectrum Partners, LP at the time of the acquisition of Strata in February 2002 (Notes 4 and 12). The additional warrant provides Energy Spectrum Partners, LP with the option to purchase 875,000 shares of common stock at an exercise price of $0.15 per share.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
           ---------------------------------------------------------------------

NONE.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

               The information required by Item 10 is incorporated by reference from the section entitled "Election of Directors" and "Executive Compensation and Other Matters" and other relevant portions of the Information Statement (the "Information Statement") on Schedule 14C to be filed by the registrant not later than 120 days following December 31, 2002.

ITEM 11.   EXECUTIVE COMPENSATION.
           ----------------------

               The information required by Item 11 is incorporated by reference from the section entitled "Executive Compensation and Other Matters" and other relevant portions of the Information Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
           ---------------------------------------------------------------

The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and other relevant portions of the Information Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           -----------------------------------------------

The information required by Item 13 is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" and other relevant portions of the Information Statement.


ITEM 14.   CONTROLS AND PROCEDURES.
           ------------------------

         (a). EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

         (b). CHANGES IN INTERNAL CONTROLS. To our knowledge, there are no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

         (a) List of Documents Filed
             -----------------------

The Index to Financial Statements is included on page 30 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto.

         (b) REPORTS ON FORM 8-K
             -------------------

None.

         (c) EXHIBITS
             --------

         The exhibits listed on the Exhibit Index located at Page 66 of this Annual Report are filed as part of this Form 10K.

                                 CERTIFICATIONS

I, Munawar H. Hidayatallah, Chief Executive Officer of the Company, certify that:

(1)      I have reviewed this annual report on Form 10-K of Allis-Chalmers
         Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 11, 2003                           By: /S/ MUNAWAR H. HIDAYATALLAH
                                                     ---------------------------
                                                     Munawar H. Hidayatallah
                                                     Chief Executive Officer

I, Todd C. Seward, Chief Accounting Officer of the Company, certify that:

(1)      I have reviewed this annual report on Form 10-K of Allis-Chalmers
         Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 11, 2003                        By: /s/ Todd C. Seward
                                                  -----------------------------
                                                  Todd C. Seward
                                                  Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2002.

                                 /S/ MUNAWAR H. HIDAYATALLAH
                                 -----------------------------------------------
                                 Munawar H. Hidayatallah
                                 President, Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

NAME                                  TITLE                                     DATE
--------------------------------      ------------------------------------      ------------------
/S/ MUNAWAR H. HIDAYATALLAH           Chairman and Chief Executive Officer        April 11, 2003
--------------------------------      (Principal Financial Officer and
Munawar H. Hidayatallah               Principle Executive Officer)


/S/ JENS H. MORTENSEN                 President, Chief Operating Officer          April 11, 2003
--------------------------------      and Director
Jens H. Mortensen


/S/ TODD SEWARD                       Chief Accounting Officer                    April 11, 2003
--------------------------------      (Principal Accounting Officer)
Todd Seward


/S/ DAVID A. GROSHOFF                 Director                                    April 7, 2003
--------------------------------
David A. Groshoff


/S/ SAEED SHEIKH                      Director                                    April 8, 2003
--------------------------------
Saeed Sheikh


/S/ LEONARD TOBOROFF                  Director                                    April 8, 2003
--------------------------------
Leonard Toboroff


/S/ JAMES W. SPANN                    Director                                    April 7, 2003
--------------------------------
James W. Spann


/S/ MICHAEL D. TAPP                   Director                                    April 7, 2003
--------------------------------
Michael D. Tapp


/S/ ROBERT E. NEDERLANDER             Director                                    April 9, 2003
--------------------------------
Robert E. Nederlander


/S/ THOMAS O. WHITENER, JR.           Director                                    April 8, 2003
--------------------------------
Thomas O Whitener, Jr.


                                  EXHIBIT INDEX


2.1 First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to the Company's Report on Form 8-K dated December 1, 1988).

2.2 Agreement and Plan of Merger by and among Allis-Chalmers Corporation, Allis-Chalmers Acquisition Corp. and OilQuip Rentals, Inc. dated as of May 9, 2001(incorporated by reference to the Company's Report on Form 8-K filed May 15, 2001).

2.3. Stock Purchase Agreement dated November 30, 2001 by and between Clayton Lau and Mountain Compressed Air, Inc. (incorporated by reference to the Company's Report on Form 8-K dated December 27,
              2001).

2.4. Promissory Note executed by Clayton Lau dated November 30, 2001 (incorporated by reference to the Company's Report on Form 8-K dated December 27, 2001).

2.5. Security Agreement dated November 30, 2001 by and between Clayton Lau and Mountain Compressed Air, Inc., (incorporated by reference to the Company's Report on Form 8-K dated December 27, 2001).

2.6. Stock Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation, a Delaware corporation ("Buyer") and Jens H. Mortensen, Jr. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002).

2.7. Shareholder's Agreement among Jens' Oilfield Services, Inc., a Texas corporation, Jens H. Mortensen, Jr., and Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

2.8. Stock Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation, Energy Spectrum Partners, LP, and Strata Directional Technology, Inc. (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31,
              2001).

2.9 Registration Rights Agreement dated by and among Allis-Chalmers Corporation and Energy Spectrum Partners, LP (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

2.10 Shareholders' Agreement among Allis-Chalmers Corporation and the Shareholders and Warrant holder signatories thereto dated February 1, 2002 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

3.1 Amended and Restated Certificate of Incorporation of Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31,
              2001).

3.2 Certificate of Designation, Preferences and Rights of the SERIES A 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK ($.01 Par Value) of Allis Chalmers Corporation (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

3.3 Amended and Restated By-laws of Allis-Chalmers Corporation (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

*10.1 Amended and Restated Retiree Health Trust Agreement between Allis-Chalmers Corporation and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

*10.2 Amended and Restated Retiree Health Trust Agreement between Allis-Chalmers Corporation and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

10.3 Reorganization Trust Agreement between Allis-Chalmers Corporation and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

10.4. Product Liability Trust Agreement between Allis-Chalmers Corporation and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in the Company's Report on Form 8-K dated December 1, 1988).

*10.5 Allis-Chalmers Savings Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31,
              1988).

*10.6 Allis-Chalmers Consolidated Pension Plan (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1988).

10.7 Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

10.8 Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1999).

10.9 Letter Agreement between Allis-Chalmers Corporation and the Pension Benefit Guarantee Corporation dated as of May 9, 2001 (incorporated by reference to the Company's Report on Form 8-K filed on May 15, 2002).

10.10 Termination Agreement between Allis-Chalmers Corporation, the Pension Benefit Guarantee Corporation and others, dated as of May 9, 2001(incorporated by reference to the Company's Report on Form 8-K filed on May 15, 2002).

*10.11 Employment Agreement dated February 7, 2001 by and between Oil Quip Rentals, Inc. and Munawar H. Hidayatallah (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

10.12 Asset Purchase Agreement entered into as of February 6, 2001 by and among Mountain Compressed Air, Inc., Mountain Drilling Service Co., Inc. and Rod and Linda Huskey with related Promissory Note.

*10.13 Option Agreement dated October 15, 2001 between Allis-Chalmers Corporation and Leonard Toboroff (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30,
              2001).

10.14 Credit and Security Agreement dated February 1, 2002 by and between Jens' Oil Field Service, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002).

10.15 Amended and Restated Credit and Security Agreement dated February 1, 2002 by and between Strata Directional Technology, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002).

10.16 Credit Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002)

10.17 Warrant Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital, Inc. (incorporated by reference to the Company's Report on Form 8-K filed February 21, 2002).

*10.18 Employment Agreement dated February 1, 2002, by Jens' Oil Field Service, Inc. and Jens H. Mortensen, Jr. (incorporated by reference to the Company's Report on Form 8-K filed February 21,
              2002).

10.19 Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated February 6, 2001.

10.20 First Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated August 9, 2001.

10.21 Second Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated November 30, 2001.

10.22 Third Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated January 31, 2002.

10.23 Fourth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated April 30, 2002.

10.24 Fifth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated August 6, 2002.

10.25 Sixth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated January 1, 2003.

10.26 Forbearance Agreement and Second Amendment to Amended and Restated Credit Agreement dated March 21, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit, Inc.

10.27 Forbearance Agreement and First Amendment to Credit Agreement between Jens' Oilfield Services, Inc., and Wells Fargo Credit, Inc., dated March 21, 2003.

10.28 Forbearance Agreement between Mountain Compressed Air, Inc., and Wells Fargo Equipment Finance, Inc., dated January 17, 2003.

10.29 Ratification of Previously Executed Security Agreement dated August 9, 2001, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital, Inc.

10.30 Subordination and Intercreditor Agreement by and among Mountain Compressed Air, Inc., Wells Fargo Energy Capital, Inc. and Wells Fargo Equipment Finance, Inc.

10.31 Credit Agreement dated as of February 6, 2001, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital, Inc., with related Term Note, Warrant Purchase Agreement and Warrant.

10.32 First Amendment to Credit Agreement dated as of February 1, 2002, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital Inc.

10.33 Second Amendment to Credit Agreement dated as of February 1, 2003, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital Inc.

21.1          Subsidiaries of Allis-Chalmers Corporation.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Compensation Plan or Agreement