Form 10-K/A
period 2002-12-31
ALLIS CHALMERS CORP
filed 2003-04-30
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO

                          COMMISSION FILE NUMBER 1-2199

                           ALLIS-CHALMERS CORPORATION
                           --------------------------

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

At March 28, 2003, there were 19,633,340 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS
                                -----------------




                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................3
11. EXECUTIVE COMPENSATION.....................................................7
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............11
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................13

                                     PART IV

15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........15
CERTIFICATIONS AND SIGNATURES.................................................16

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A is being filed for the purpose of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2002. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(c) to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1 and 99.2, each of which is being filed as an exhibit to this Amendment No. 1.

All capitalized terms used, but not defined, in this Amendment No. 1 are defined in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION REGARDING DIRECTORS.

The following individuals serve on our Board for a term of one year and until their successors are elected and take office:

NAME                                         AGE               DIRECTOR SINCE
----                                         ---               --------------

David A. Groshoff                            31                 October 1999
Munawar H. Hidayatallah                      58                   May 2001
Robert E. Nederlander                        70                   May 1989
Saeed M. Sheikh                              66                   May 2001
James W. Spann                               50                 February 2002
Michael D. Tapp                              33                 February 2002
Jens H. Mortensen                            50                 February 2003
Leonard Toboroff                             70                   May 1989
Thomas O. Whitener, Jr.                      56                 February 2002


David A. Groshoff has served as our director since October 1999. Mr. Groshoff has been employed by Pacholder Associates, Inc. since September 1997 and currently serves as Senior Vice President and Associate General Counsel. From November 1996 until September 1997, Mr. Groshoff was a practicing attorney. Mr. Groshoff serves on our Board on behalf of the Pension Benefit Guaranty Corporation, which has the right to appoint one director for so long as it holds 117,020 shares of our Common Stock. Mr. Groshoff is also a director of Atlas Minerals, Inc.

Munawar H. Hidayatallah has served as our Chairman of the Board and Chief Executive Officer since May 2001, and was President from May 2001 through February 2003. Mr. Hidayatallah was Chief Executive Officer of OilQuip Rentals, Inc., which merged with us in May 2001, from its formation in February 2000 until its dissolution in December 2001. From December 1994 until August 1999, Mr. Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc., which manufactured, rented and sold oilfield equipment, and was acquired by National Oilwell, Inc. in early 2000. From August 1999 until February 2000, Mr. Hidayatallah worked as a consultant to IRI International, Inc. and Riddell Sports Inc.

Mr. Jens H. Mortensen formed Jens' Oilfield Service, Inc. ("Jens'"), one of our subsidiaries, in 1982 after having spent eight years in operations and sales positions with a South Texas casing crew operator. As sole stockholder and CEO of Jens', he grew the company from its infancy to approximately $10.0 million of revenues in 2001. His experience includes extensive knowledge of specialized equipment utilized to install the various strings of casing required to drill and complete oil and gas wells.

Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the Board from May 1989 to 1993, and as our Vice Chairman from 1993 to 1996. Mr. Nederlander has been a Director of Cendant Corp since December 1997, the successor to HFS where he was a director of from July 1995 to December 1997. Since November 1981, Mr. Nederlander has been President and/or Director of the Nederlander Organization, Inc., owner and operator of one of the world's largest chains of legitimate theaters. Since December 1998, Mr. Nederlander has been a co-managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside the City of New York. Mr. Nederlander has been Chairman of the Board Varsity Bands, Inc. (formerly Riddell Sports, Inc.) since April 1988 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. From February until June 1992, Mr. Nederlander was also Riddell Sports, Inc.'s interim President and Chief Operating Officer. He served as the Managing General Partner of the New York Yankees from August 1990 until December 1991, and has been a limited partner since 1973. Mr. Nederlander had been President since October 1985 of Nederlander Television and Film Productions, Inc. and was Chairman of the Board and Chief Executive Officer from January 1988 to January 2002 of Mego Financial Corp. Mr. Nederlander was a director of Mego Mortgage Corp. from September 1996 until June 1998. From October 1996 to May 2002 Mr. Nederlander was a director of New Communications, Inc., a publisher of community oriented free circulation newspapers.

Saeed M. Sheikh has served as our director since May 2001. Since 1972 Mr. Sheikh has served as President and a director of Star Trading & Marine, Inc., a ship brokerage firm and international shipping agents.

James W. Spann has served as our director since February 2002. Mr. Spann was a founding partner and since May 1996 has served as Chief Investment Officer of Energy Spectrum Capital, the general partner of Energy Spectrum Partners, L.P. ("Energy Spectrum"), a private equity partnership focusing on the energy industry and our largest stockholder. Prior to 1996, Mr. Spann was a managing director of CIGNA Private Securities, the private debt and equity investment division of Cigna Corporation, at which Mr. Spann oversaw an oil, gas and chemical portfolio of private securities totaling over $1.5 billion.

Michael D. Tapp has served as our director since February 2002. Since 1998, Mr. Tapp has served as Vice President of Energy Spectrum Capital, and serves as a director of various Energy Spectrum portfolio companies. Prior to joining Energy Spectrum, Mr. Tapp worked for the investment banking firm Nesbitt Burns Securities in Houston, Texas, where he worked on various M&A assignments in private and public securities underwritings. His responsibilities include financial and economic modeling and investment oversight.

Leonard Toboroff has served as our director, Vice Chairman of the Board and our Executive Vice President since May 1989. Mr. Toboroff has served as a director and Vice President of Varsity Brands, Inc. (formerly of Riddell Sports, Inc.) from April 1988 to the present, and is also a director of Engex Corp. Mr. Toboroff has been a practicing attorney continuously since 1961.

Thomas O. Whitener, Jr. has served as our director since February 2002. Mr. Whitener is a founding partner of Energy Spectrum Capital and has been a partner since May 1996. He has also served as a managing director of Energy Spectrum Advisors, Inc., a financial advisory firm for energy companies, since October 1997. Mr. Whitener has been financing companies in the energy industry since 1974. From 1987 to 1996, Mr. Whitener was an investment banker with R. Reid Investments Inc. and Dean Witter Reynolds.

Messrs. Spann, Tapp & Whitener serve as designees of Energy Spectrum, which as the holder of the outstanding Preferred Stock currently has the right to appoint three directors to our Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as beneficial owners of 10% or more of the Company's Common Stock, to file reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company and by individual directors, executive officers and such beneficial owners, the Company believes that during the fiscal year ended December 31, 2000 all its directors, executive officers and beneficial owners of 10% or more of its Common Stock complied with the Section 16(a) filing requirements, except that Todd Seward filed a Form 3 late in connection with his becoming Chief Accounting Officer in November 2002. There were no transactions reportable by Mr. Seward, who does not own any shares of our Common Stock.

INFORMATION REGARDING EXECUTIVE OFFICERS

The names of our current executive officers, and certain information about them, are set forth below.

NAME                         AGE                       POSITION
----                         ---                       --------

Munawar H. Hidayatallah       58        Chief Executive Officer and Chairman
                                        since May 2001 and President from May
                                        2001 until February 2003. Mr.
                                        Hidayatallah founded OilQuip in February
                                        2000 and has significant experience in
                                        the oil field services industry. From
                                        1994 until August 1999, Mr. Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc., which manufactured, rented and sold oilfield equipment, which was acquired by National Oilwell, Inc. in early 2000.
                                        From August 1999 until February 2000,
                                        Mr. Hidayatallah worked as a consultant
                                        to IRI International, Inc. and Riddell
                                        Sports, Inc.

Jens H. Mortensen             50        Mr. Mortensen has served as President of
                                        Jens' since he founded Jens' in 1982
                                        after having spent eight years in
                                        operations and sales positions with a
                                        South Texas casing crew operator. As
                                        sole stockholder and CEO of Jens', he
                                        grew the company from its infancy to
                                        about $10.0 million of revenues in 2001.
                                        His experience includes extensive
                                        knowledge of specialized equipment
                                        utilized to install the various strings
                                        of casing required to drill and complete oil and gas wells.

Todd Seward                   40        Mr. Seward has served as our Chief
                                        Accounting Officer since September 2002
                                        and from October 2001through September
                                        2002 served as our Corporate Controller.
                                        From February 2000 to October 2001, Mr.
                                        Seward was an Executive Accounting
                                        Consultant where he served as a Regional
                                        Controller for Cemex, the world's third
                                        largest cement company. From February
                                        1997 until February 2000, Mr. Seward
                                        served as Director of Finance for APS
                                        Holdings, Inc., a $750 million consumer
                                        branded auto parts distributor and
                                        reseller. Mr. Seward has 16 years of
                                        experience in all aspects of accounting, financial and treasury management. He possesses an extensive background in SEC reporting including IPO's and GAAP.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or awarded by us in 2002 and 2001 to all persons who served as executive officers during 2002 who received more than $100,000 in salary and bonus compensation (the "named executive officers"). None of the named executive officers received compensation from us during 2000.

                               Annual Compensation

Name and
Principal Position                  Year         Salary                Bonus
------------------                  ----         ------                -----
Munawar H. Hidayatallah,            2002         $294,666(1)           $143,000
President, Chairman &               2001         $240,635(2)           $ 77,000
Chief Executive Officer (3)

Jens H. Mortensen,                  2002         $137,500              $0
President and Chief                 2001         $0                    $0
Operations Officer (4)



(1) Of this amount, $65,000 was deferred and not paid during 2002.
(2) This entire amount was deferred and paid to Mr. Hidayatallah in 2002.
(3) The amount of bonuses awarded to Mr. Hidayatallah are determined pursuant to his employment agreement, based on acquisitions completed by the Company (see, "Employment Agreements with Management," below).
(4) Mr. Mortensen served as President of Jens' since we acquired Jens' in February 2002 and as such has been considered one of our executive officers; in February 2003 Mr. Mortensen was named our President and Chief Operations Officer.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2002 with respect to the shares of the Company's Common Stock that may be issued under the Company's existing equity compensation plans.


                                                                     Weighted-
                                               Number of             average           Number of securities
                                               securities to be      exercise          remaining available for
                                               issued upon           price of          for future issuance
                                               exercise of           outstanding,      under equity
                                               outstanding           options,          compensation plans
                                               options, warrants     warrants          (excluding securities
Plan Category                                  and rights            and rights        reflected in column A)
-----------------------------------            -----------------     --------------    ----------------------
Equity compensation plans approved
by security holders (1)                         0                                        2,500,000
Equity compensation plans not
approved by security holders                    3,956,500               $0.26            0
                                               -----------------                       ----------------------

Total                                           3,956,500               $0.26            2,500,000
-----------------------------------            -----------------                       ----------------------

(1) Consists of the 2002 Incentive Stock Plan. This plan terminated on March 6, 2003, and there were no options outstanding under this plan at December 31, 2002. On February 25, 2003, we adopted the 2003 Incentive Stock Plan pursuant to which options to acquire up to the lesser of 10% of our outstanding Common Stock and 4,000,000 shares of Common Stock may be issued.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS:

These plans comprise the following:

In 1999 and 2000, the Board compensated former and continuing Board members who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 24,000 shares of Common Stock were granted with an exercise price of $2.75. These options vested immediately and may be exercised any time prior to March 28, 2010. During 2000 or 2001, none of these options were exercised.

On May 31, 2001, our Board granted to one of our directors, Leonard Toboroff, an option to purchase 500,000 shares of Common Stock at $0.50 per share, exercisable for 10 years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger of OilQuip Rentals, Inc. and Allis-Chalmers Corporation, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip Rentals, Inc. in finding strategic acquisition opportunities.

In conjunction with the purchase of assets of Mountain Compressed Air, Inc. in February of 2001, we issued a Common Stock warrant for 620,000 shares to a third-party investment firm that assisted the Company in its initial identification and purchase of the assets. The warrant entitles the holder to acquire up to 620,000 shares of Common Stock of Mountain Air at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001.

In February 2001, we issued two warrants ("Warrants A and B") for the purchase of 1,165,000 total shares of the Company's Common Stock at an exercise price of $0.15 per share and one warrant for the purchase of 335,000 shares of the Company's Common Stock at an exercise price of $1.00 per share in connection with the subordinated debt financing of Mountain Air in 2001. The holders may redeem Warrants A and B for a total of $1,500,000 as of January 31, 2004 and January 31, 2005, respectively.

On February 6, 2002, in connection with the acquisition of substantially all of the outstanding stock of Strata, the Company issued a warrant for the purchase of 437,500 shares of the Company's Common Stock at an exercise price of $1.00 per share over the term of four years.

OPTION GRANTS IN LAST FISCAL YEAR

In 2002, we adopted the 2002 Incentive Stock Plan and issued options to purchase 575,000 shares to former officers. These options were subject to vesting requirements and did not vest prior to the termination of the employment of the officers. Moreover, the 2002 Incentive Stock Plan automatically terminated on March 6, 2003, as a result of our failure to obtain stockholder approval of the plan prior to such date. As discussed below, on February 25, 2003, our Board approved the Allis-Chalmers Corporation 2003 Incentive Stock Plan; however, no options have been issued pursuant to this plan.

In February 2003 our Board of Directors adopted, subject to obtaining stockholder approval within the next 12 months, the Allis-Chalmers Corporation 2003 Incentive Stock Plan (the "Plan") pursuant to which we are able to grant stock options and other stock-based compensation to our officers, directors and service providers. No options have been granted pursuant to the Plan. We anticipate that the Plan will be approved by stockholders pursuant to a Written Consent in Lieu of Annual Meeting within the next few months.

EMPLOYMENT AGREEMENTS WITH MANAGEMENT

Mr. Hidayatallah serves as our Chief Executive Officer and Chairman of the Board pursuant to the terms of a three-year employment agreement dated as of February 7, 2001. Under the terms of his employment agreement, Mr. Hidayatallah receives an annual base salary of $300,000 subject to increase or decrease by our Board, but in no event will the base salary be less than $200,000. In addition, Mr. Hidayatallah is entitled to receive incentive compensation equal to one-half of one percent of the purchase price of any company we acquire. If Mr. Hidayatallah's employment is terminated by us for any reason other than "cause", as defined in Mr. Hidayatallah's employment agreement, or death or disability, then he is entitled to receive his then current salary for 12 months following the date of his termination reduced by the compensation Mr. Hidayatallah receives from any new employer during such period. If Mr. Hidayatallah's employment agreement is terminated as a result of his disability, then he is entitled to receive his then current salary for up to 6 months or until he obtains rights under any disability plan we maintain for him. In addition, we are required to maintain a term life insurance policy in the amount of $2,500,000 the proceeds of which would be used to repurchase shares of our Common Stock from Mr. Hidayatallah's estate in the event of his death. The number of shares purchased will be determined based upon the fair market value of our Common Stock, as determined by a third party experienced in valuations of this type, appointed by the Company.

Jens H. Mortensen, Jr. serves as President of Jens' pursuant to the terms of a three-year employment agreement dated February 1, 2002. Under the terms of his agreement, Mr. Mortensen receives a salary of $150,000 that may not be reduced below such amount. If Mr. Mortensen's agreement is terminated by us for any reason other than "cause", as defined in Mr. Mortensen's agreement, or death or disability, then he is immediately entitled to receive all amounts due through the term of his agreement. He also serves as our President and Chief Operation Officer, but does not receive additional compensation for such services.

BOARD OF DIRECTORS COMPENSATION

Our policy is to pay our directors a fee of $1,000 per quarter, plus an annual grant of options to purchase 5,000 shares of our Common Stock at an exercise price equal to the fair market value of the shares on the date of grant. However, because of restraints imposed by our lenders, we did not pay cash fees to our directors during 2002, nor did we issue options for services provided during 2002. In lieu of such fees, our Board has recommended to the Compensation Committee that the Company issue each director 5,000 shares of our Common Stock as well as options to acquire an additional 5,000 shares of our Common Stock for services rendered in 2002. Directors are also compensated for out of pocket travel expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board currently consists of Messrs. Sheikh and Whitener. Neither of these individuals has been our officer or employee at any time. No current executive officer has ever served as a member of our Board or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

Thomas O. Whitener is a principal of Energy Spectrum, from whom we acquired Strata in February 2002, in consideration of 6,559,863 shares of our Common Stock, warrants to purchase an additional 437,500 shares of Company Common Stock at an exercise price of $0.15 per share and 3,500,000 shares of newly created Preferred Stock. In addition, as a result of our failure to redeem the Preferred Stock prior to February 4, 2003, we issued to Energy Spectrum an additional warrant to acquire 875,000 shares at an exercise price of $0.15 per share. Energy Spectrum, which is our largest shareholder, is a private equity fund headquartered in Dallas, Texas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of April 23, 2003, calculated in accordance with the rules of the Securities and Exchange Commission, by (i) all persons known to beneficially own five percent (5%) or more of the our Common Stock, (ii) each director, (iii) the executive officers named below under Executive Compensation - 2002 Summary Compensation Table, and (iv) all current directors and executive officers as a group.

                                                                                         Beneficial
                                                            Number of Shares             Ownership
Name                                                       Beneficially Owned            Percentage
----                                                       ------------------            ----------
Energy Spectrum (1)                                          15,747,363                    54.6%
Munawar H. Hidayatallah  (2)                                  4,375,000                    22.3%
Colebrooke Investments, Inc.  (3)                             3,375,000                    17.2%
Robert E. Nederlander (4)                                       341,310                     1.7%
Leonard Toboroff  (5)                                           591,309                     2.9%
Saeed Sheikh (6)                                              1,000,000                     5.1%
James W. Spann (1)                                           15,747,363                    54.6%
Michael D. Tapp (1)                                          15,747,363                    54.6%
Thomas O. Whitener (1)                                       15,747,363                    54.6%
David Groshoff (7)                                              585,100                     3.0%
Jens H. Mortensen (8)                                        11,795,537                      39%
Executive Officers as a group                                16,170,537                      54%
(2 persons) (9)
All directors and executive officers as a group
(10 persons) (10)                                            34,456,310                      87%


___________
(1) Energy Spectrum includes Energy Spectrum Partners, L.P., a Delaware limited partnership, the principal business of which is investments, Energy Spectrum Capital LP ("Energy Spectrum Capital"), a Delaware limited partnership, the principal business of which is serving as the general partner of Energy Spectrum Partners, L.P., Energy Spectrum LLC ("Energy Spectrum LLC") a Texas limited liability company, the principal business of which is serving as the general partner of Energy Spectrum Capital, and Sidney L. Tassin, James W. Spann, Michael D. Tapp, James P. Benson, Leland B. White and Thomas O. Whitener, Jr., executives and principles of the foregoing persons. The principal business address of each of the foregoing persons is 5956 Sherry Lane, Suite 900, Dallas, Texas 75225. Messrs. Tassin, Spann, Benson, White and Whitener are the members and managers of Energy Spectrum LLC, and Messrs. Tassin (President), Whitener (Chief Operating Officer) and Spann (Chief Investment Officer) are executive officers of Energy Spectrum LLC. Energy Spectrum Partners, L.P. is the record owner of 6,559,863 shares of our Common Stock, warrants to purchase 1,312,500 shares of Common Stock, and 3,500,000 shares of Preferred Stock which, along with accrued dividend rights, are convertible into 7,875,000 shares of our Common Stock. Upon conversion of the Preferred Stock and exercise of the warrants, Energy Spectrum Partners, L.P. would beneficially own approximately 54.6% of our outstanding Common Stock. The other persons listed above are also deemed to beneficially own the securities held of record by Energy Spectrum Partners, L.P.

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

(4) Includes options to purchase 2,000 shares of our Common Stock at an exercise price of $2.75 per share which are currently exercisable. Mr. Nederlander's address is 1450 Broadway, Suite 2001, New York, NY 10018

(5) Includes options to purchase 500,000 shares of our Common Stock at an exercise price of $0.50 per share and options to purchase 2,000 shares of our Common Stock at an exercise price of $2.75 per share, all of which are currently exercisable. See "Certain Relationships and Related Transactions." Mr. Toboroff's address is address is 1450 Broadway, Suite 2001, New York, NY 10018

(6) Mr. Sheikh's address is 1050 17th Street, N.W., Suite 450, Washington DC
20036

(7) Mr. Groshoff has the authority to vote and to direct the disposition of these shares on behalf of the Pension Benefit Guaranty Corporation. Mr. Groshoff's address is 8044 Montgomery Rd., Suite 480, Cincinnati OH 45236

(8) Includes 1,397,849 shares of Common Stock and 10,397,688 shares of Common Stock which Mr. Mortensen has the right to obtain upon the exercise of Mr. Mortensen right to convert his interest in Jens' into shares of our Common Stock pursuant to an Option Agreement either into in connection with the acquisition of Jens' (see "Certain Relationships and Related Transactions"). Mr. Mortensen's address is 7660 Woodway, Suite 200, Houston, Texas 77064

(9) Includes the shares beneficially owned by Mr. Hidayatallah and Mr. Sheikh.

(10) Includes the shares described in Notes (1) - (2) and Notes (4) - (8).

Energy Spectrum is the record holder of 6,559,963 shares of Common Stock and 3,500,000 shares of Preferred Stock which entitle it to an aggregate 13,559,863 or approximately 51% of the votes to be voted on matters presented to stockholders. As a result, Energy Spectrum has the right to approve or disapprove a proposed merger or any other transaction presented to stockholders and requiring the approval of a majority of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2001, we owed Mr. Hidayatallah $318,000 related to deferred compensation, and Mr. Hidayatallah owed us $61,000 for advances. No interest was charged on either of these obligations, any all amounts were paid in the first quarter of 2002. No loans by the Company were outstanding at December 31, 2002. At December 31, 2002, the Company owed Mr. Hidayatallah $78,000 related to deferred compensation and for advances to the Company totaling $49,000.

Mr. Hidayatallah is a personal guarantor of substantially all of the financing extended to us by commercial banks.

On May 31, 2001, options to purchase 500,000 shares of our Common Stock with an exercise price of $0.50 per share were granted to our director Leonard Toboroff in connection with services provided by Mr. Toboroff, including providing financial advisory services to OilQuip, introducing OilQuip to us, assisting in the capital structure of OilQuip and assisting OilQuip in finding strategic acquisition opportunities through the introduction of OilQuip to equity sources. Such options may be exercised at any time prior to October 13, 2011.

In February 2002, we purchased from our current President and Chief Operating Officer, Jens H. Mortensen, 81% of the outstanding stock of Jens' for (i) $10,250,000 in cash, (ii) a $4,000,000 note payable with a 7.5% interest rate and the principal due in four years, (iii) $1,234,560 for a non-compete agreement payable monthly for five years, (iv) an additional payment of $841,000 based upon Jens' working capital as of February 1, 2002 and (v) 1,397,849 shares of our Common Stock. We entered into a three-year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens' and Mr. Mortensen providing for restrictions against transfer of the stock of Jens' by us and Mr. Mortensen, entered into an Option Agreement pursuant to which Mr. Mortensen has the option to exchange his shares of stock of Jens' for shares of our Common Stock with a value equal to 4.6 times the trailing EBITDA of Jens' determined in accordance with GAAP, less any inter-company loans or third party investments in Jens', times nineteen percent (19%). Our Common Stock will be valued based on the average closing bid price for the stock for the preceding 30 days. Mr. Mortensen has a demand registration right pursuant to the Shareholder Agreement that requires the Company to register his shares of the Company under the Securities Act of 1933, as amended, which can be exercised until August 1, 2005, at Mr. Mortensen's cost, along with piggyback registration rights.

Mr. Mortensen leases to Jens' a yard in Pearsall, Texas and received $28,800 in rental payments for such property in 2002. In addition, Mr. Mortensen and members of his family own 100% of Tex-Mex Rental & Supply Co., a Texas corporation, that sold approximately $290,000 of equipment and other supplies to the Company in 2002. Management of the Company believes these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

We acquired 100% of the preferred stock and 95% of the Common Stock of Strata in consideration for the issuance to Energy Spectrum of 6,559,863 shares of our Common Stock, warrants to purchase an additional 437,500 shares of Company Common Stock at an exercise price of $0.15 per share and 3,500,000 shares of Preferred Stock. In addition, as a result of our failure to redeem the Preferred Stock prior to February 4, 2003, we issued to Energy Spectrum an additional warrant to acquire 875,000 shares at an exercise price of $0.15 per share. Energy Spectrum, which is now our largest shareholder, is a private equity fund headquartered in Dallas, Texas. Energy Spectrum's principals and officers include three of our directors, James W. Spann, Michael D. Tapp, and Thomas O. Whitener.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of Documents Filed

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibits listed on the Exhibit Index located at Page 19 of this Annual Report are filed as part of this Form 10-K/A.

                                 CERTIFICATIONS

I, Munawar H. Hidayatallah, Chief Executive Officer of the Company, certify that:

(1) I have reviewed this Amendment No. 1 on Form 10-K/A (the "annual report") annual report on Form 10-K/A of Allis-Chalmers Corporation;

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


DATE:   APRIL 29, 2003                           BY: /S/ MUNAWAR H. HIDAYATALLAH
                                                     ---------------------------
                                                     MUNAWAR H. HIDAYATALLAH
                                                     CHIEF EXECUTIVE OFFICER

I, Todd C. Seward, Chief Accounting Officer of the Company, certify that:

(1) I have reviewed this Amendment No. 1 on Form 10-K/A (the "annual report") annual report on Form 10-K/A of Allis-Chalmers Corporation;

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




DATE:   APRIL 29, 2003                        BY: /S/ TODD SEWARD
                                                  -----------------------------
                                                  TODD C. SEWARD
                                                  CHIEF ACCOUNTING OFFICER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2002.

                         BY: /S/ MUNAWAR H. HIDAYATALLAH
                         -------------------------------
                         MUNAWAR H. HIDAYATALLAH
                         PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

NAME                                TITLE                                     DATE
--------------------------------    ------------------------------------      -----------------
/S/ MUNAWAR H. HIDAYATALLAH         Chairman and Chief Executive Officer      April 29, 2003
--------------------------------    (Principal Financial Officer and
Munawar H. Hidayatallah             Principle Executive Officer)


/S/ JENS H. MORTENSEN               President, Chief Operating Officer        April 29, 2003
--------------------------------    and Director
Jens H. Mortensen


/S/ TODD SEWARD                     Chief Accounting Officer                  April 29, 2003
--------------------------------    (Principal Accounting Officer)
Todd Seward


                                    Director                                  April __, 2003
--------------------------------
David A. Groshoff


                                    Director                                  April __, 2003
--------------------------------
Saeed Sheikh


                                    Director                                  April __, 2003
--------------------------------
Leonard Toboroff


/s/ James W. Spann                  Director                                  April 29, 2003
--------------------------------
James W. Spann


/S/ Michael D. Tapp                 Director                                  April 29, 2003
--------------------------------
Michael D. Tapp


/S/ Robert E. Nederlander           Director                                  April 29, 2003
--------------------------------
Robert E. Nederlander


                                    Director                                  April __, 2003
--------------------------------
Thomas O Whitener, Jr.


                                  EXHIBIT INDEX

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002