Form 10-Q
period 2003-03-31
ALLIS CHALMERS CORP
filed 2003-05-15
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

      (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

         Commission file number 1-2199


                           ALLIS-CHALMERS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             39-0126090
-------------------------------                             --------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At May 13, 2003 were 19,633,340 shares of Common Stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2003

                                TABLE OF CONTENTS


Part I.           Financial Information

Item 1:           Financial Statements                                        3

                  Consolidated Statements of Operations for the three
                    months ended March 31, 2003 and 2002                      3

                  Consolidated Balance Sheets as of March 31, 2003
                    and December 31, 2002                                     4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2003 and 2002                        5

                  Notes to Consolidated Financial Statements                  6

Item 2:           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      14

Item 4:           Controls and Procedures                                    18

Part II.          Other Information                                          19

Item 1:           Legal Proceedings                                          19

Item 3:           Default on Senior Securities                               19

Item 6:           Exhibits and Reports on Form 8-K                           19

Signatures                                                                   20

Certifications                                                               21

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              ALLIS-CHALMERS CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share)

                                                              Three Months Ended
                                                                   March 31,
                                                             2003              2002
                                                         ------------     ------------
                                                         (thousands, except per share)
Sales                                                    $     6,999      $     3,253
Cost of sales                                                  4,995            2,614
                                                         ------------     ------------
   Gross Margin                                                2,004              639

Marketing and administrative expense                             981              840
                                                         ------------     ------------

   Income/ (loss) from operations                              1,023             (201)

Other Income (expense)
   Interest income                                                --               30
   Interest expense                                             (637)            (423)
   Other                                                          12                1
   Minority interest                                            (187)             (17)
                                                         ------------     ------------

Net income/(loss) before income taxes                            211             (610)
                                                         ------------     ------------

   Provision for income taxes                                     --              (30)

Net income/ (loss)                                               211             (640)
                                                         ------------     ------------

   Preferred stock dividend                                     (394)             (58)

Net income/ (loss) attributed to common shares           $      (183)     $      (698)
                                                         ============     ============

Net income/ (loss) per common share                      $     (0.01)     $     (0.04)
                                                         ------------     ------------

Weighted average number of common shares outstanding
     Basic                                                    19,633           16,274
                                                         ============     ============

    Diluted                                                   19,633           16,274
                                                         ============     ============

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                          3

                                  ALLIS-CHALMERS CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except shares)

                                                                   March 31,      December 31,
                                                                     2003             2002
                                                                 ------------     ------------
Assets
Cash and cash equivalents                                        $       257      $       146
Trade receivables, net                                                 5,885            4,409
Lease deposit                                                            424              525
Lease receivable, current                                                180              180
Prepaids and other current assets                                      1,013              317
                                                                 ------------     ------------

    Total current assets                                               7,759            5,577

Property, plant and equipment, net                                    16,856           17,124
Goodwill                                                               7,829            7,829
Other intangible assets, net                                           2,518            2,650
Debt issuance costs, net                                                 413              515
Lease receivable                                                       1,058            1,042
Other assets                                                              41               41
                                                                 ------------     ------------

    Total assets                                                 $    36,474      $    34,778
                                                                 ============     ============

Liabilities and Shareholders' Equity

Current maturities of long-term debt                             $    13,565      $    13,890
Trade accounts payable                                                 3,686            2,106
Accrued employee benefits and payroll taxes                              320              280
Accrued interest                                                       1,085              811
Accrued expenses                                                       1,303            1,506
                                                                 ------------     ------------

   Total current liabilities                                          19,959           18,593

Accrued postretirement benefit obligations                               660              670
Long-term debt, less current portion                                   7,273            7,231
Other long-term liabilities                                              270              270

Minority interest                                                      1,771            1,584
Redeemable warrants                                                    1,500            1,500
Redeemable convertible preferred stock                                 4,215            3,821

Shareholders' equity:
Common stock, $.15 par value (110,000,000 shares authorized;
19,633,340 issued and outstanding at March 31, 2003 and at
December 31, 2002)                                                     2,945            2,945
Capital in excess of par value                                         6,843            7,237
Accumulated (deficit)                                                 (8,962)          (9,173)
                                                                 ------------     ------------

Total shareholders' equity                                               826            1,009
                                                                 ------------     ------------

Total liabilities and shareholders' equity                       $    36,474      $    34,779
                                                                 ============     ============

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                              4

                                        ALLIS-CHALMERS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      ---------
                                                                                2003             2002
                                                                            ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                           $       211      $      (640)
Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
Depreciation expense                                                                464              381
Amortization expense                                                                234              110
Amortization of discount on debt                                                    183              100
Minority interest in income of subsidiary                                           187               17
Changes in working capital:
     Decrease (increase) in accounts receivable                                  (1,476)              67
     Decrease (increase) in due from related party                                   --               23
     Decrease (increase) in lease deposit                                           101               --
     Decrease (increase) in other current assets                                   (696)              24
     (Decrease) increase in accounts payable                                      1,580             (251)
     (Decrease) increase in accrued interest                                        274              (31)
     (Decrease) increase in accrued expenses                                       (203)             (43)
     (Decrease) increase in other long-term liabilities                              --              136
     (Decrease) increase in accrued employee benefits and payroll taxes              30             (400)
                                                                            ------------     ------------

Net cash provided (used) by operating activities                                    889             (381)

Cash flows from investing activities:
    Acquisition of Jens, net of cash acquired                                        --           (7,762)
    Acquisition of Strata, net of cash acquired                                      --             (177)
    Purchase of equipment                                                          (196)             (54)
                                                                            ------------     ------------

Net cash (used) by investing activities                                            (196)          (7,993)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                        --            9,005
     Repayments of long-term debt                                                  (582)              --
     Debt issuance costs                                                             --             (539)
                                                                            ------------     ------------

Net cash provided (used) by financing activities                                   (582)           8,466
                                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents                                111               92

Cash and cash equivalents at beginning of year                                      146              152
                                                                            ------------     ------------

Cash and cash equivalents at end of period                                  $       257      $       244
                                                                            ============     ============

Supplemental information - interest paid                                    $       454      $       424
                                                                            ============     ============

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                                    5

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Allis-Chalmers Corporation's ("Allis-Chalmers" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2002, and the Current Report on Form 8-K filed on February 19, 2003.

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

ORGANIZATION OF BUSINESS

The Company was incorporated in 1913 under Delaware law. The Company reorganized in bankruptcy in 1988, and sold all of its major businesses. In May 2001, the Company consummated a merger in which the Company acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("Mountain Air"), in exchange for shares of its common stock, which upon issuance represented over 85% of its outstanding common stock. In February 2002, the Company acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and all of the capital stock of Strata Directional Technology, Inc. ("Strata").

Through Mountain Air, Jens' and Strata, and through additional acquisitions in the oil and natural gas drilling services industry, the Company intends to exploit opportunities in the oil and natural gas service and rental industry. Currently, the Company receives 80% to 85% of its revenues from natural gas drilling services and the balance from oil drilling services; however, most of the Company's services can be utilized for either activity.

GOING CONCERN

A substantial portion of the Company's debt is due on June 30, 2003. The Company is in the process of seeking to refinance such debt, and believes that it will be able to do so by June 30, 2003. However, as a result of the uncertainty of such financing, the Company's auditors qualified their opinion regarding our annual financial statements for the year ended December 31, 2002, to include a "going concern" exception. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

The presentation of our financial condition in our financial statements is premised upon the assumption that the Company will continue operations and based upon the Company's current financial condition there is a risk the Company may not be to continue its operations.

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

In December 2002, the FASB approved SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy as disclosed in Company's Annual Report on From 10-K for the year ended December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT NO. 133
ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 149"). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company because the Company currently has no derivatives or hedging contracts.

NOTE 2 - ACQUISITIONS

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

In connection with the Strata purchase, the Company authorized the creation of Series A Preferred Stock. 3,500,000 shares of Series A Preferred Stock were issued to the seller, Energy Spectrum. The Series A Preferred Stock has cumulative dividends at ten percent (10%) per annum payable in cash or additional Series A Preferred Stock. Additionally, the Series A Preferred Stock is convertible into common stock of the Company. The Series A Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Series A Preferred Stock is $1.00 per share. In addition, in connection with the Strata acquisition, Energy Spectrum was issued warrants for 1,312,500 shares of Company common stock at an exercise price of $0.15 per share.

The acquisitions were accounted for using the purchase method of accounting. Goodwill and other identifiable intangible assets of $4,668,000 were recorded with the acquisition of Strata and other identifiable intangible assets of $1,235,000 were recorded with the acquisition of Jens.

The Company issued to the banks warrants for 1,165,000 shares of common stock at an exercise price of $0.15 per share and 335,000 warrants to purchase common stock at a $1.00 per share in connection with their subordinated debt financing. All of these warrants are subject to redemption by the Company at the option of the warrant holders for $1,500,000 after three years.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Jens and Strata on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the period ended March 31, 2002.

                                                  Three Months Ended
                                                  ------------------
                                                       March 31,
                                                       ---------
                                                          2002
                                                          ----
                                                     (in thousands)

Revenues                                                $ 4,404

Operating income /(loss)                                $  (140)

Net income/ (loss)                                      $  (757)

Income (loss) per share                                 $ (0.05)


NOTE 3 - LONG-TERM DEBT

Long-term debt is primarily a result of the costs of the acquisitions of certain assets of Mountain Air, Jens' Oilfield Service, Inc. and Strata Directional Technology, Inc.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

The debt agreements are as follows:

MOUNTAIN AIR

LINE OF CREDIT WITH WELLS FARGO - At March 31, 2003, Mountain Air had a $500,000 line of credit at Wells Fargo bank, of which $421,000 is outstanding. The committed line of credit is due on June 30, 2003. Interest accrues at a rate equal to the Prime rate plus 0.5% to 1.25% (5.50% at March 31, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the original amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (6.00% at March 31, 2003), interest payable monthly, with monthly principal payments of $35,000 due on the last day of the month. The maturity date of the loan is June 30, 2003 and the balance at March 31, 2003 is $2,287,000.

NOTE PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt in the amount of $2,000,000 with 12% interest payable monthly commencing on January 31, 2003. The principal will be due on June 30, 2003. In connection with incurring the debt, the Company issued redeemable warrants valued at $600,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below). The discount is amortizable over three years as additional interest expense.

NOTE PAYABLE TO WELLS FARGO - EQUIPMENT TERM LOAN - A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (interest rate of 4.75% at March 31, 2003). The principal will be due on June 30, 2003. The balance as of March 31, 2003 is $146,000.

NOTE PAYABLE TO SELLER OF MADSCO - A note to the seller of MADSCO assets in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2006.

JENS'

NOTE PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $4,042,396 at a floating interest rate (7.25% at March 31, 2003) with monthly principal payments of $67,373. The maturity date of the loan is February 1, 2007. The balance at March 31, 2003 was $3,162,000. The debt is classified as current on the accompanying consolidated balance sheet due to the defaults on certain loan covenants as described below.

NOTE PAYABLE TO WELLS FARGO - REAL ESTATE NOTE - A real estate loan in the amount of $532,000 at floating interest rate (7.25% at March 31, 2003) with monthly principal payments of $14,778. The principal will be due on February 1, 2005. The balance at March 31, 2003 was $343,000. The debt is classified as current on the accompanying consolidated balance sheet due to the defaults on certain loan covenants as described below.

LINE OF CREDIT WITH WELLS FARGO - At March 31, 2003, Jens had a $1,000,000 line of credit at Wells Fargo bank, of which $17,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 3% (7.25% at March 31, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion. The debt is classified as current on the accompanying consolidated balance sheet due to the defaults on certain loan covenants as described below.

SUBORDINATED NOTE PAYABLE TO SELLER OF JENS' -A subordinated seller's note in the amount of $4,000,000 at 7.5% simple interest. At March 31, 2003, $300,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006. The note is subordinated to the rights of Wells Fargo.

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 2), the Company agreed to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. The Company is to make monthly payments of $20,576 through the period ended January 31, 2007. As of March 31, 2003, the balance was approximately $947,000, including $247,000 classified as short-term.

STRATA

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $1,654,000 at a floating interest rate (7.75% at March 31, 2003) with monthly principal payments of $27,567. The maturity date of the loan is February 1, 2005. In addition to the monthly principal payments, in June 2002, the Company entered into a direct financing lease with a third party whereby a portion of assets were sold by Strata. The payments from that third party, which are expected to exceed $15,000 a month, are to be directly applied to the principal of this note. The note payable balance at March 31, 2003 was $963,000. The debt is classified as current on the accompanying balance sheet due to the circumstances surrounding defaults on certain loan covenants as described below.

VENDOR FINANCING - In 1996 and as amended in 2000 and 2002, Strata entered into a short-term vendor financing agreement with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement, as amended, provides for repayment of all amounts due no later than September 30, 2003. Payment of the interest on the note is due monthly; however, the Company may make payments with respect to principal and interest at any time without bonus or penalty. The vendor financing incurs interest at a rate of 8.0%. As of March 31, 2003, the outstanding balance, including accrued interest, was approximately $350,000.

LINE OF CREDIT WITH WELLS FARGO - At March 31, 2003, Strata has a $2,500,000 line of credit at Wells Fargo bank, of which $1,389,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating interest rate plus 1/2% (7.75% at March 31, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion. The debt is classified as current on the accompanying balance sheet due to the circumstances surrounding defaults on certain loan covenants as described below.

NOTE PAYABLE WITH FORMER SHAREHOLDER - A note payable dated June 30, 1998, to a former shareholder of Strata Directional Technology, Inc., bearing interest at 8% and payable in 60 equal monthly installments of $2,030 each. The note matures and will be paid in full prior to June 30, 2003. The balance at March 31, 2003 is approximately $12,000.

ALLIS-CHALMERS

NOTES PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt secured to partially finance the acquisitions of Jens' and Strata in the amount of $3,000,000 at 12% interest payable monthly. The principal will be due on January 31, 2005. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below). The discount is amortizable over three years beginning February 6, 2002 as additional interest expense. The debt is classified as current on the accompanying balance sheet due to the defaults on certain loan covenants as described below.

NOTES PAYABLE TO CERTAIN FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5%, compounded quarterly, and are due March 28, 2005. At March 31, 2003, the notes are recorded at $374,000, including accrued interest.

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

On July 16, 2002, the Company's lenders declared the Company and its subsidiaries to be in default under numerous credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). The defaults resulted primarily from failures to meet financial covenants as a result of decreased revenues. As a result of these defaults the Bank Lenders imposed default interest rates retroactive to April 1, 2002, resulting in an increase of approximately $15,000 in monthly interest payments. Additionally, the Bank Lenders suspended interest payments (aggregating $300,000 through March 31, 2003) on a $4.0 million subordinated seller note issued to Jens Mortensen in connection with the Jens' acquisition, which resulted in Jens' default under the terms of the subordinated seller note, and suspended interest payments (aggregating $150,000 through December 31, 2002) on a $3.0 million subordinated bank note issued in connection with the Jens' acquisition, which resulted in Jens' default under the terms of such note. Pursuant to the terms of inter-creditor agreements between the lenders, the holders of such obligations are precluded from taking action to enforce such obligations without the consent of the Bank Lenders.

Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements (the "Forbearance Agreements"), which amended certain operating covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults for a period of six months ending June 30, 2003 (the "Forbearance Period").The Company has made all outstanding principal and interest payments on all senior debt to the Bank Lenders. On June 30, 2003, $4,882,000 of debt owed by Mountain Air will become due and the forbearance with respect to Jens' and Strata's debts to the Bank Lenders will expire. If the Company is unable to renegotiate or refinance the Company debt, the Bank Lenders will have the right to accelerate all amounts due them (which totaled $14,264,000, at March 31 2003), and to foreclose on the assets securing their loans, which constitute substantially all of the assets of the Company. Accordingly, the bank debt and the subordinated seller note are recorded as current liabilities on the Company's financial statements.

NOTE 4 - SHAREHOLDERS' EQUITY

On March 6, 2002, we issued 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, (the "Preferred Stock"), to Energy Spectrum Partners, LP. ("Energy Spectrum") in connection with the acquisition (the "Strata Acquisition") from Energy Spectrum of substantially all of the common stock and preferred stock of Strata Directional Technology, Inc.

In accordance with the Certificate of Designation, Preferences and Rights of the Preferred Stock (the "Certificate") the Preferred Stock is convertible into a number of shares of our common stock determined by dividing the "Liquidation Value" of the Preferred Stock, which is $1.00 per share, by the "Conversion Price" of the Preferred Stock. The Conversion Price was initially $0.75, but in accordance with the Certificate was reduced on February 1, 2003, to an amount equal to 75% of the market price calculated in accordance with the Certificate, or $0.19.

By letter agreement dated February 19, 2003, a copy of which is attached as an exhibit to Form 8-K filed on February 19, 2003, Energy Spectrum agreed to increase the Conversion Price to $0.50, to vote for an amendment to our Certificate of Incorporation to reflect the increase in the Conversion Price, and that prior to the amendment of the Company's Certificate of Incorporation if any Preferred Stock is converted into our common stock the Conversion Price for such conversion shall be $0.50. The letter agreement reduces the number of shares of common stock into which the Preferred Stock is convertible from 18,421,053 to 7,000,000 shares.

The Conversion Price is subject to adjustment pursuant to Section 11 of Certificate in the event of a stock split, stock dividend, reclassification, or similar event, or in the event any other distribution is made in respect of our common stock. Section 11 also provides that in the event we sell shares of our common stock for less than the Conversion Price, the Conversion Price will be reduced to such sales price.

In connection with the Strata Acquisition, we issued to Energy Spectrum a warrant to purchase 437,500 shares of our common stock at an exercise price of $0.15 per share, and we agreed that if we did not redeem all but one share of the Preferred Stock on or prior to February 6, 2003, we would issue Energy Spectrum an additional warrant to purchase 875,000 shares of our common stock at an exercise price of $0.15 per share. On February 19, 2003, we issued such warrant, a copy of which is attached as an exhibit to the Form 8-K filed on February 19, 2003. The warrant was valued in accordance with the Black-Scholes valuation model and $306,000 was recorded as an additional preferred stock dividend in the period ended March 31, 2003.


NOTE 5 -  SEGMENT INFORMATION

The Company has three segments, Casing Services (Jens), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air). All of the segments provide services to the petroleum industry. The revenues and operating income by segment are presented below:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       2003              2002
                                                   ------------     ------------
                                                          (in thousands)

Revenues:
     Casing Services                               $     2,509      $     1,170
     Directional Drilling Services                       3,480              950
     Compressed Air Drilling Services                    1,010            1,133
                                                   ------------     ------------

Total revenues                                     $     6,999      $     3,253

Operating income/ (loss):
     Casing Services                                     1,239              316
     Directional Drilling Services                         256              (34)
     Compressed Air Drilling Services                     (107)             (34)

     General Corporate                                    (365)            (449)
                                                   ------------     ------------

Total operating income/(loss)                            1,023             (201)

Depreciation and Amortization Expense:
     Casing Services                                       345              207
     Directional Drilling Services                          62               51
     Compressed Air Drilling Services                      261              222

     General Corporate                                      30               12
                                                   ------------     ------------

Total depreciation & amortization expense                  698              492

Interest Expense:
     Casing Services                                       163              195
     Directional Drilling Services                          63               31
     Compressed Air Drilling Services                      243              187

     General Corporate                                     168               10
                                                   ------------     ------------

Total interest expense                                     637              423

Capital Expenditures:
     Casing Services                                        62               --
     Directional Drilling Services                           8               --
     Compressed Air Drilling Services                      115               51

     General Corporate                                      11                3
                                                   ------------     ------------

Total capital expenditures                                 196               54

At March 31, 2003 the total assets for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments are $16,160,000, $9,975,000, $9,190,000 and $1,149,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

BACKGROUND
----------

The Company were incorporated in 1913 under Delaware law. The Company reorganized in bankruptcy in 1988, and sold all of our major businesses. In May 2001, the Company consummated a merger in which the Company acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("Mountain Air"), in exchange for shares of our common stock, which upon issuance represented over 85% of our outstanding common stock. In February 2002, the Company acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and all of the capital stock of Strata Directional Technology, Inc. ("Strata").

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

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

GOODWILL AND OTHER INTANGIBLES - The Company has recorded approximately $10,479,000 of goodwill and other identifiable intangible assets. The Company performs purchase price allocations when it makes a business combination. Business combinations and subsequent purchase price allocations have been recorded for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets are allocated to goodwill and other identifiable intangibles. Subsequently, the Company has performed its initial impairment tests and annual valuation tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These valuations required the use of third-party valuation experts who in turn developed assumptions to value the carrying value of the individual reporting units. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2003 and 2002 reflect the business operations of Allis-Chalmers and its subsidiaries Mountain Compressed Air, which provides air drilling services to natural gas exploration operations ("Compressed Air Drilling Services"), Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"), and Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). The results from these operations are included from February 1, 2002.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002:
-------------------------------------------------------------

HISTORICAL COMPARISON

Sales for the three months ended March 31, 2003 totaled $6,999,000. In the comparable period of 2002, revenues were $3,253,000. Revenues for the three months ended March 31, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,509,000, $3,480,000 and $1,010,000, respectively. Revenues for the three months ended March 31, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $1,170,000, $950,000 and $1,138,000, respectively. The sales for the Casing Services and Directional Drilling segments for 2002 were from February 1, 2002 through March 31, 2002. Revenues for the first quarter of 2003 increased over the first quarter of 2002 due to the increased activity in the drilling market and our continued efforts to increase market share in the Casing Services and Directional Drilling Services segments.

Gross margin ratio, as a percentage of sales, was 28.6% in the first quarter of 2003 compared with 19.6 % in the first quarter of 2002. The gross margin increased in the first quarter of 2003 as compared to the first quarter of 2002, which included sales form February 1, 2002 through March 31, 2002 for the Casing Services and Directional Drilling segments, the increased was due to an increase in market share and increased pricing in the Casing Services and Directional Drilling Services segments.

General and administrative expense was $981,000 in the first quarter of 2003 compared with $840,000 in the first quarter of 2002. The general and administrative expenses increased in 2003 compared to 2002 due to the accelerated amortization of debt issuance cost. The general and administrative expenses for the Casing Services and Directional Drilling segments for the period ended March 31, 2002 were from February 1, 2002 through March 31, 2002.

Operating income for the three months ended March 31, 2003 totaled $1,023,000. In March 31, 2002, the operating (loss) was ($201,000). Operating income (loss) for the three months ended March 31, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,239,000, $256,000, ($107,000) and ($365,000), respectively.
Operating income (loss) for the three months ended March 31, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $316,000, ($34,000), ($34,000) and ($449,000), respectively. The operating income (loss) for the Casing Services and Directional Drilling segments were from February 1, 2002 through March 31, 2002.

We had net income of $211,000, or 0.01 per common share, for the first quarter of 2003 compared with a loss of ($640,000), or (0.06) per common share, for the first quarter of 2002.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of March 31, 2003.

                                             Payments due by Period
                                             ----------------------------------------------------------------------
                                                                                                         AFTER 5
CONTRACTUAL OBLIGATIONS                           TOTAL          1 YEAR       2-3 YEARS     4-5 YEARS     YEARS
                                                  -----          ------       ---------     ---------     -----
Note payable                                 $   20,773,000  $  13,890,000  $   3,064,000  $  3,819,000  $       -
Interest Payments on note payable                 1,747,000      1,181,000        260,000       306,000          -
Operating Lease                                   2,885,000      1,232,000      1,589,000        64,000          -
Employment Contracts                              1,854,000      1,180,000        674,000             -          -

Total Contractual Cash Obligations           $   27,259,000  $  17,483,000  $   5,587,000  $  4,189,000  $       -
                                             --------------- -------------- -------------- ------------- ----------

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $257,000 at March 31, 2003, an increase from $146,000 at December 31, 2002. Cash flows provided by operations totaled $889,000 in the first quarter of 2003 compared to the $381,000 utilized in the prior year.

Net trade receivables at March 31, 2003 were $5,885,000. This increased significantly from the December 31, 2002 balance of $4,409,000 due to the increase in operating activity.

Net property, plant and equipment were $16,856,000 at March 31, 2003, Capital expenditures for the three months ended March 31, 2003 were $196,000. Capital expenditures for the year 2003 are projected to be approximately $500,000.

Trade accounts payable at March 31, 2003 were $3,606,000. This increased significantly from the December 31, 2002 balance of $2,106,000 due to the increase in operating activity without an adequate improvement in cash flows.

Other current liabilities, excluding the current portion of long-term debt, were $2,708,000 including interest in the amount of $1,085,000, accrued salary and benefits in the amount of $320,000, and accrued expenses of $1,303,000. All of these balance sheet accounts increased significantly from the December 31, 2002 balances due to the increase in revenues.

Long-term debt was $21,498,000 at March 31, 2003 including current maturities.

In addition to the debt discussed above, the Company had available lines of credit totaling $3,288,000 at March 31, 2003, of which $1,338,000 was available and unused.

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

The Company has made all outstanding principal and interest payments on all senior debt to the Bank Lenders and we believe we will be able to continue to make such payments for the foreseeable future based upon our current revenue and cash flow forecasts. We also believe the Company will be able to comply with the terms of the Forbearance Agreements during the Forbearance Period. However, on approximately June 30, 2003, $4,312,000 of debt owed by Mountain Air will become due and the forbearance with respect to Jens' and Strata's debts to the Bank Lenders will expire. We are seeking to replace or renegotiate our obligations with the Bank Lenders, and in connection with any amendment to our existing obligations we will seek a waiver of past defaults.

We believe that we will be able to refinance or renegotiate our outstanding debt by June 30, 2003; however, if we are unable to renegotiate or refinance the outstanding debt, the Bank Lenders will have the right to accelerate all amounts due them (which totaled approximately $13,318,000, at March 31, 2003), and to foreclose on the assets securing their loans, which constitute substantially all of the assets of the Company. In such event, we may be unable to continue operations. Accordingly, the bank debt is recorded as current liabilities on the Company's financial statements, and as a result the Company had a working capital deficit of $12,369,000 at March 31, 2003. Because of the foregoing risks, our auditors have qualified their opinion regarding our annual financial statements for the year ended December 31, 2002, to include a "going concern" exception which indicates that their evaluation of our financial condition is premised upon the assumption that we will continue operations and that based upon our current financial condition there is a risk that we may not be able to do so. Our financial statements for the quarter ended March 31, 2003 are subject to the same assumption and risk.

Our long-term capital needs are to refinance our existing debt, provide funds for existing operations, redeem the Series A Preferred Stock and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay our debts as they become due, including the amounts due to the Bank Lenders described above we will require additional financing, which may include the issuance of new warrants or other equity or debt securities, as well as secured and unsecured loans. Any new issuance of equity securities would further dilute existing shareholders.

By letter agreement dated February 19, 2003, Energy Spectrum agreed to increase the Conversion Price to $0.50, to vote for an amendment to our Certificate of Incorporation to reflect the increase in the Conversion Price, and that prior to the amendment of the Company's Certificate of Incorporation if any Preferred Stock is converted into our common stock the Conversion Price for such conversion shall be $0.50. The letter agreement reduces the number of shares of common stock into which the Preferred Stock is convertible from 18,421,053 to 7,000,000 shares.

In connection with the Strata Acquisition, we issued to Energy Spectrum a warrant to purchase 437,500 shares of our common stock at an exercise price of $0.15 per share, and we agreed that if we did not redeem all but one share of the Preferred Stock on or prior to February 6, 2003, we would issue Energy Spectrum an additional warrant to purchase 875,000 shares of our common stock at an exercise price of $0.15 per share. On February 19, 2003, we issued such warrant.

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

ITEM 4.  Controls and Procedures

         (b). Evaluation of disclosure controls and procedures. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

         (b). Changes in internal controls. To our knowledge, there are no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On July 16, 2002, the Company's lenders declared the Company and it's subsidiaries to be in default under numerous credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). The defaults resulted primarily from failures to meet financial covenants as a result of decreased revenues. As a result of these defaults the Bank Lenders imposed default interest rates retroactive to April 1, 2002, resulting in an increase of approximately $15,000 in monthly interest payments. Additionally the Bank Lenders suspended interest payments (aggregating $300,000 through March 31, 2003) on a $4.0 million subordinated seller note issued to the Bank Lenders in connection with the Jens' acquisition, which resulted in Jens' default under the terms of the subordinated seller note, and suspended interest payments (aggregating $150,000 through December 31, 2002) on a $3.0 million subordinated bank note issued in connection with the Jens' acquisition, which resulted in Jens' default under the terms of such note. Pursuant to the terms of inter-creditor agreements between the lenders, the holders of such obligations are precluded from taking action to enforce such obligations without the consent of the Bank Lenders.

Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements (the "Forbearance Agreements"), which amended certain operating covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults for a period of six months ending June 30, 2003 (the "Forbearance Period"). See "Item 3 in Managements Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K: A report on Form 8-K was filed on February 19, 2003, reporting the amendment to the terms of the Series A 10% Cumulative Convertible Preferred Stock and the issuance of a stock purchase warrant to Energy Spectrum.

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

May 13, 2003

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

Date:   May 13, 2003                          By:  /s/ Munawar H. Hidayatallah
                                                   ---------------------------
                                                   Munawar H. Hidayatallah
                                                   Chief Executive Officer

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

Date:   May 13, 2003                               By:  /s/ Todd C. Seward
                                                        ------------------------
                                                        Todd C. Seward
                                                        Chief Accounting Officer