Form 10-Q
period 2003-06-30
ALLIS CHALMERS CORP
filed 2003-08-13
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At August 14, 2003 were 19,633,340 shares of Common Stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                                  June 30, 2003

                                TABLE OF CONTENTS


Part I.           Financial Information                                       3

Item 1:           Financial Statements

                  Consolidated Statements of Operations for the three
                    months and six months ended June 30, 2003 and 2002        3

                  Consolidated Balance Sheets as of June 30, 2003 and
                    December 31, 2002                                         4

                  Consolidated Statements of Cash Flows for the six
                    months ended June 30, 2003 and 2002                       5

                  Notes to Consolidated Financial Statements                  7

Item 2:           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      15

Item 4:           Controls and Procedures                                    20

Part II.          Other Information                                          21

Item 1:           Legal Proceedings                                          21

Item 3:           Default on Senior Securities                               21

Item 6:           Exhibits and Reports on Form 8-K                           21

Signatures                                                                   22

Certifications                                                               23

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                        ALLIS-CHALMERS CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share)

                                                     Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                     2003           2002           2003           2002
                                                 ------------   ------------   ------------   ------------
                                                          (in thousands, except per share)
Sales                                            $     7,340    $     4,238    $    14,339    $     7,491
Cost of sales                                          5,410          3,561         10,405          6,204
                                                 ------------   ------------   ------------   ------------

   Gross Margin                                        1,930            677          3,934          1,287

Marketing and administrative expense                   1,020            970          2,001          1,810
                                                 ------------   ------------   ------------   ------------

   Income/ (loss) from operations                        910           (293)         1,933           (523)

Other Income (expense)
   Interest income                                        --             --             --             --
   Interest expense                                     (843)          (600)        (1,480)        (1,023)
   Other                                                (186)            47           (174)            77
   Minority interest                                    (124)           (23)          (311)           (40)
                                                 ------------   ------------   ------------   ------------

Net income/(loss) before income taxes                   (243)          (869)           (32)        (1.509)
                                                 ------------   ------------   ------------   ------------

   Provision for income taxes                             --             --             --             --
                                                 ------------   ------------   ------------   ------------

Net income/ (loss)                                      (243)          (869)           (32)        (1,509)
                                                 ------------   ------------   ------------   ------------

   Preferred stock dividend                              (87)           (87)          (481)          (145)
                                                 ------------   ------------   ------------   ------------

Net income/ (loss) attributed to common shares   $      (330)   $      (956)   $      (513)   $    (1,654)
                                                 ============   ============   ============   ============

Net income/ (loss) per common share              $     (0.02)   $     (0.05)   $     (0.03)   $     (0.09)
                                                 ============   ============   ============   ============

Weighted average number of common shares
outstanding
     Basic                                            19,633         19.574         19,633         17,933
                                                 ============   ============   ============   ============

    Diluted                                           19,633         19,574         19,633         17,933
                                                 ============   ============   ============   ============

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                                    3

                               ALLIS-CHALMERS CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                              (in thousands, except shares)

                                                                 June 30,     December 31,
                                                                   2003           2002
                                                                 ---------     ---------
Assets
------

Cash and cash equivalents                                        $     30      $    146
Trade receivables, net                                              6,006         4,409
Lease deposit                                                          --           525
Lease receivable, current                                             180           180
Prepaid and other current assets                                    1,186           317
                                                                 ---------     ---------

    Total current assets                                            7,402         5,577

Property, plant and equipment, net                                 16,139        17,124
Goodwill                                                            7,829         7,829
Other intangible assets, net                                        2,386         2,650
Debt issuance costs, net                                              324           515
Lease receivable                                                      961         1,042
Other assets                                                            6            41
                                                                 ---------     ---------

    Total assets                                                 $ 35,047      $ 34,778
                                                                 =========     =========

Liabilities and Shareholders' Equity
------------------------------------

Current maturities of long-term debt                             $  6,406      $ 13,890
Trade accounts payable                                              3,490         2,106
Accrued employee benefits and payroll taxes                           213           280
Accrued interest                                                    1,279           811
Accrued expenses                                                    1,113         1,506
                                                                 ---------     ---------

   Total current liabilities                                       12,501        18,593

Accrued postretirement benefit obligations                            649           670
Long-term debt, less current portion                               13,433         7,331
Other long-term liabilities                                           270           270

Minority interest                                                   1,895         1,584
Redeemable warrants                                                 1,500         1,500
Redeemable convertible preferred stock                              4,302         3,821

Common shareholders' equity:
Common stock, $.15 par value (110,000,000 shares authorized;
19,633,340 issued and outstanding at June 30, 2003 and at
December 31, 2002)                                                  2,945         2,945
Capital in excess of par value                                      6,757         7,237
Accumulated (deficit)                                              (9,205)       (9,173)
                                                                 ---------     ---------

Total shareholders' equity                                            497         1,009
                                                                 ---------     ---------

Total liabilities and shareholders' equity                       $ 35,047      $ 34,778
                                                                 =========     =========

This interim statement is unaudited

The accompanying Notes are an integral part of the Financial Statements.

                                           4

                                        ALLIS-CHALMERS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                2003              2002
                                                                            ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                           $       (32)     $    (1,509)
Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
Depreciation and amortization expense                                             1,380            1,131
(Gain) loss on sale of fixed assets                                                 181               --
Amortization of discount on debt                                                    367              100
Minority interest in income of subsidiary                                           311               40
Changes in working capital:
     Decrease (increase) in accounts receivable                                  (1,597)             909
     Decrease (increase) in due from related party                                   --               40
     Decrease (increase) in other current assets                                   (869)             938
     Decrease (increase) in other assets                                             35              136
     Decrease (increase) in lease deposit                                           525               --
     (Decrease) increase in accounts payable                                      1,385               49
     (Decrease) increase in accrued interest                                        468              121
     (Decrease) increase in accrued expenses                                       (393)          (1,220)
     (Decrease) increase in other long-term liabilities                              --              (61)
     (Decrease) increase in accrued employee benefits and payroll taxes             (88)            (708)
                                                                            ------------     ------------

Net cash provided (used) by operating activities                                  1,673              (34)

Cash flows from investing activities:
    Acquisition of Jens, net of cash acquired                                        --           (7,762)
    Acquisition of Strata, net of cash acquired                                      --             (373)
    Proceeds from sale of fixed assets                                              700               --
    Purchase of equipment                                                          (821)             (87)
                                                                            ------------     ------------

Net cash provided (used) by investing activities                                   (121)          (8,222)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt, net of repayments                     --            9,193
     Repayments of long-term debt                                                (1,668)              --
     Debt issuance costs                                                             --             (763)
                                                                            ------------     ------------

Net cash provided (used) by financing activities                                 (1,668)           8,430
                                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents                               (116)             174

Cash and cash equivalents at beginning of year                                      146              152
                                                                            ------------     ------------

Cash and cash equivalents at end of period                                  $        30      $       326
                                                                            ============     ============

Supplemental information - interest paid                                    $     1,480      $       798
                                                                            ============     ============

                                                    5

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)
------------------------------------

Non-cash investing and financing transactions in connection with the acquisition of Jens' Oilfield Service, Inc. for the six months ended June 30, 2002:

                  Fair value of net assets acquired                                     $  (11,204)
                  Goodwill and other intangibles                                            (1,235)
                  Note payable to prior owner                                                4,000
                  Value of common stock issued                                                 677
                                                                                        -----------

                  Net cash paid to acquire subsidiary                                   $   (7,762)
                                                                                        -----------

Non-cash investing and financing transactions in connection with the acquisition of Strata Directional Technology, Inc. for the six months ended June 30, 2002:

                  Fair value of net assets acquired                                     $   (2,073)
                  Goodwill and other intangibles                                            (5,019)
                  Issuance of preferred stock                                                3,500
                  Value of common stock issued                                               3,219
                                                                                        -----------

                  Net cash paid to acquire subsidiary                                   $     (373)
                                                                                        -----------

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                                 6

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Allis-Chalmers Corporation's ("Allis-Chalmers" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2002, and the Current Reports on Form 8-K filed on February 20, 2003, June 12, 2003, and July 16, 2003, respectively.

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

ORGANIZATION OF BUSINESS

The Company was incorporated in 1913 under Delaware law. The Company reorganized in bankruptcy in 1988, and sold all of its major businesses. In May 2001, the Company consummated a merger in which the Company acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("Mountain Air"), in exchange for shares of the common stock, which upon issuance represented over 85% of the outstanding common stock. In February 2002, the Company acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and all of the capital stock of Strata Directional Technology, Inc. ("Strata").

On July 2, 2003, the Company through its subsidiary Mountain Air, entered into a joint venture agreement with a division of M-I L.L.C. ("M-I"). Both Companies contributed assets with a book value of approximately $13 million to AirComp L.L.C. ("AirComp"). The Company owns 55% and M-I owns 45% of AirComp. The Company will consolidate AirComp into its financial statements in future financial statements.

Through AirComp, Jens' and Strata, and through additional acquisitions in the oil and natural gas drilling services industry, the Company intends to exploit opportunities in the oil and natural gas service and rental industry. Currently, the Company receives 80% to 85% of its revenues from natural gas drilling services and the balance from oil drilling services; however, most of its services can be utilized for either activity.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance and legal accruals. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 will apply to any exit or disposal activities initiated by the Company after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the results of operations or financial position of the Company.

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

In June 2003, the FASB approved SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect on the Company's financial position include the fact that beginning on July 1, 2003, or immediately subsequent to the date of this financial statement, the redeemable convertible preferred stock and the redeemable warrants will be classified as liabilities and not as currently shown in the mezzanine equity section of the balance sheet. The adoption of SFAS No. 150 could also affect the Company's debt covenant calculations, which are currently in compliance as of June 30, 2003.

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

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Jens and Strata on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the period presented.

                                                            Six Months
                                                            ----------
                                                          Ended June 30,
                                                          --------------
                                                               2002
                                                               ----
                                                          (in thousands)

Revenues                                                     $ 8,462

Operating income /(loss)                                     $  (360)

Net income/ (loss)                                           $(1,656)

Income (loss) per share                                      $ (0.08)

NOTE 3 - LONG-TERM DEBT

Long-term debt is primarily a result of the costs of the acquisitions of certain assets of Mountain Air, Jens' Oilfield Service, Inc. and Strata Directional Technology, Inc.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

The debt agreements are as follows:

MOUNTAIN AIR

LINE OF CREDIT WITH WELLS FARGO - At June 30, 2003, Mountain Air had a $500,000 line of credit at Wells Fargo bank, of which $417,000 is outstanding. The committed line of credit was due on June 30, 2003 and was extinguished on July 2, 2003 in connection with the AirComp L.L.C. joint venture (Note 6). Interest accrues at a rate equal to the Prime rate plus 0.5% to 1.25% (5.50% at June 30, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the original amount of $3,550,000 at variable interest rates related to the Prime or LIBOR rates (6.00% at June 30, 2003), interest payable monthly, with monthly principal payments of $35,000 due on the last day of the month. The maturity date of the loan was June 30, 2003 and the balance at June 30, 2003 was $2,287,000 and was extinguished on July 2, 2003 in connection with the AirComp L.L.C. joint venture (Note 6).

NOTE PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt in the amount of $2,000,000 with 12% interest payable monthly commencing on January 31, 2003. The principal was due on June 30, 2003 and was extinguished on July 2, 2003 in connection with the AirComp L.L.C. joint venture (Note 6). In connection with incurring the debt, the Company issued redeemable warrants valued at $600,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below). The discount was amortized until June 30, 2003.

NOTE PAYABLE TO WELLS FARGO - EQUIPMENT TERM LOAN - A delayed draw term loan in the amount of $282,291 at LIBOR plus 0.5% interest payable quarterly commencing on November 30, 2001 (interest rate of 4.75% at June 30, 2003). The principal was due on June 30, 2003. The balance as of June 30, 2003 is $146,000 and was extinguished on July 2, 2003 in connection with the AirComp L.L.C. joint venture (Note 6).

All of the Mountain Air's notes payable to Wells Fargo were paid off on July 2, 2003 in conjunction with the joint venture between the Company and M-I L.L.C. (Note 6)

NOTE PAYABLE TO SELLER OF MOUNTAIN AIR DRILLING SERVICE COMPANY ("MADSCO") - A note to the seller of MADSCO assets in the amount of $2,200,000 at 5.75% simple interest. The principal and interest are due on February 6, 2006. See Note 6 for subsequent event regarding the modification to the terms of this agreement.

JENS'

NOTE PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $4,042,396 at a floating interest rate (7.25% at June 30, 2003) with monthly principal payments of $67,373. The maturity date of the loan is February 1, 2007. The balance at June 30, 2003 was $2,960,000.

NOTE PAYABLE TO WELLS FARGO - REAL ESTATE NOTE - A real estate loan in the amount of $532,000 at floating interest rate (7.25% at June 30, 2003) with monthly principal payments of $14,778. The principal will be due on February 1, 2005. The balance at June 30, 2003 was $298,000.

LINE OF CREDIT WITH WELLS FARGO - At June 30, 2003, Jens had a $1,000,000 line of credit at Wells Fargo bank, of which $545,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 3% (7.25% at June 30, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

SUBORDINATED NOTE PAYABLE TO SELLER OF JENS' -A subordinated seller's note in the amount of $4,000,000 at 7.5% simple interest. At June 30, 2003, $375,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006. The note is subordinated to the rights of Wells Fargo.

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 2), the Company agreed to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. The Company is to make monthly payments of $20,576 through the period ended January 31, 2007. As of June 30, 2003, the balance was approximately $885,000, including $247,000 classified as short-term.

STRATA

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $1,654,000 at a floating interest rate (7.75% at June 30, 2003) with monthly principal payments of $27,567. The maturity date of the loan is February 1, 2005. In addition to the monthly principal payments, in June 2002, the Company entered into a direct financing lease with a third party whereby a portion of assets were sold by Strata. The payments from that third party, which are expected to exceed $15,000 a month, are to be directly applied to the principal of this note. In June 2003, the Company sold its wireline assets for $700,000 to Gyrodata and utilized the proceeds to pay down the outstanding principal balance. The note payable balance at June 30, 2003 was $78,000.

VENDOR FINANCING - In 1996 and as amended in 2000 and 2002, Strata entered into a short-term vendor financing agreement with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement, as amended, provides for repayment of all amounts due no later than September 30, 2003. Payment of the interest on the note is due monthly; however, the Company may make payments with respect to principal and interest at any time without bonus or penalty. The vendor financing incurs interest at a rate of 8.0%. As of June 30, 2003, the outstanding balance, including accrued interest, was approximately $245,000.

LINE OF CREDIT WITH WELLS FARGO - At June 30, 2003, Strata has a $2,500,000 line of credit at Wells Fargo bank, of which $873,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating interest rate plus 1/2% (7.75% at June 30, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

ALLIS-CHALMERS

NOTES PAYABLE TO WELLS FARGO - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Subordinated debt secured to partially finance the acquisitions of Jens' and Strata in the amount of $3,000,000 at 12% interest payable monthly. At June 30, 2003, $244,000 of interest was accrued and was included in accrued interest. The principal will be due on January 31, 2005. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below). The discount is amortizable over three years beginning February 6, 2002 as additional interest expense.

NOTES PAYABLE TO CERTAIN FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5%, compounded quarterly, and are due March 28, 2005. At June 30, 2003, the notes are recorded at $378,000, including accrued interest.

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

NOTE 4 - SHAREHOLDERS' EQUITY

On March 6, 2002, the Company issued 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, (the "Preferred Stock"), to Energy Spectrum Partners, LP. ("Energy Spectrum") in connection with the acquisition (the "Strata Acquisition") from Energy Spectrum of substantially all of the common stock and preferred stock of Strata Directional Technology, Inc.

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

By letter agreement dated February 19, 2003, a copy of which is attached as an exhibit to Form 8-K filed on February 20, 2003, Energy Spectrum agreed to increase the Conversion Price to $0.50, to vote for an amendment to our Certificate of Incorporation to reflect the increase in the Conversion Price, and that prior to the amendment of the Company's Certificate of Incorporation if any Preferred Stock is converted into our common stock the Conversion Price for such conversion shall be $0.50. The letter agreement reduces the number of shares of common stock into which the Preferred Stock is convertible from 18,421,053 to 7,000,000 shares.

The Conversion Price is subject to adjustment pursuant to Section 11 of the Certificate in the event of a stock split, stock dividend, reclassification, or similar event, or in the event any other distribution is made in respect of our common stock. Section 11 also provides that in the event we sell shares of our common stock for less than the Conversion Price, the Conversion Price will be reduced to such sales price.

In connection with the Strata Acquisition, we issued to Energy Spectrum a warrant to purchase 437,500 shares of our common stock at an exercise price of $0.15 per share, and we agreed that if we did not redeem all but one share of the Preferred Stock on or prior to February 6, 2003, we would issue Energy Spectrum an additional warrant to purchase 875,000 shares of our common stock at an exercise price of $0.15 per share. On February 19, 2003, we issued such warrant, a copy of which is attached as an exhibit to the Form 8-K filed on February 20, 2003.

NOTE 5 - SEGMENT INFORMATION

The Company has three segments, Casing Services (Jens), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air). All of the segments provide services to the petroleum industry. The revenues and operating income by segment are presented below:

                                                 Three Months Ended          Six Months Ended
                                                 ------------------          ----------------
                                                      June 30,                   June 30,
                                                      --------                   --------
                                                 2003          2002          2003          2002
                                              ---------     ---------     ---------     ---------
                                                                 (in thousands)
Revenues:
     Casing Services                          $  2,644      $  2,079      $  5,153      $  3,248
     Directional Drilling Services               3,503         1,322         6,983         2,273
     Compressed Air Drilling Services            1,193           837         2,203         1,970
                                              ---------     ---------     ---------     ---------

Total revenues                                $  7,340      $  4,238      $ 14,339      $  7,491

Operating income/ (loss):
     Casing Services                          $    988      $    672      $  2,227      $    958
     Directional Drilling Services                 255          (109)          511          (142)
     Compressed Air Drilling Services               71          (412)          (36)         (446)

     General Corporate                            (404)         (444)         (769)         (893)
                                              ---------     ---------     ---------     ---------

Total operating income/(loss)                 $    910      $   (293)     $  1,933      $   (523)

Depreciation and Amortization Expense:
     Casing Services                          $    275      $    324      $    690      $    531
     Directional Drilling Services                  39            67           119           118
     Compressed Air Drilling Services              180           237           511           459

     General Corporate                              (3)           12            60            23
                                              ---------     ---------     ---------     ---------

Total depreciation & amortization expense     $    491      $    640      $  1,380      $  1,131

Interest Expense:
     Casing Services                          $    230      $    354      $    393      $    549
     Directional Drilling Services                  77            57           140            87
     Compressed Air Drilling Services              331           181           574           369

     General Corporate                             205             8           373            18
                                              ---------     ---------     ---------     ---------

Total interest expense                        $    843      $    600      $  1,480      $  1,023

Capital Expenditures:
     Casing Services                          $    201      $     --      $    242      $     --
     Directional Drilling Services                  61            --            69            --
     Compressed Air Drilling Services              379            28           494            78

     General Corporate                               5             6            16             9
                                              ---------     ---------     ---------     ---------

Total capital expenditures                    $    646      $     34      $    821      $     87

At June 30, 2003 the total assets for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments are $16,562,000, $8,125,000, $9,038,000 and $1,322,000, respectively.

NOTE 6 - SUBSEQUENT EVENTS

The Company entered into a joint venture agreement with a division of M-I L.L.C., and related financing on July 2, 2003. The Company through its subsidiary, Mountain Compressed Air, Inc., and M-I L.L.C. each contributed assets with a combined net book value of approximately $13 million to AirComp. Mountain Compressed Air contributed substantially all of its compressed air drilling assets with an estimated net book value of approximately $7.2 million to AirComp. The Company will own 55% and M-I L.L.C. will own 45% of AirComp.

In connection with the transaction, AirComp obtained bank financing of $8 million (matures on June 27, 2007), of which $7.3 million was distributed to the Company to extinguish the outstanding Mountain Compressed Air debt, approximately $2.4 million was used to purchase equipment the Company was leasing and $700,000 will be used by AirComp to pay transaction costs and working capital. The debt bears interest at a floating rate, currently LIBOR plus 0.5% annually. AirComp has the ability to borrow an additional $2 million under its credit agreement with the bank. AirComp's bank debt is secured by substantially all of the assets of AirComp. The Company has guaranteed all of Mountain Compressed Air's obligations under the joint venture agreement, and Mountain Compressed Air has guaranteed up to $2 million of AirComp's debt.

As a result of the debt repayment, the Company is in compliance with all of its loan covenants with its Bank Lenders and classified all of its debt, except for the debt relating to Mountain Compressed Air, as long-term instead of short-term as previously reported in prior 10-Qs and 10-Ks.

Along with the bank financing, AirComp issued a note to M-I L.L.C. for in the amount of $4.8 million bearing an annual interest rate of 5% in conjunction with the joint venture. The note is due and payable when M-I sells its interest in AirComp.

On July 15, 2003, the Company entered into a settlement agreement with the former owners of Mountain Air Drilling Service Company (the "Sellers"). As part of the settlement agreement, the note payable to the Sellers was reduced from $2.2 million to $1.5 million. The note payable continues to accrue interest at a rate of 5.75% per annum and the due date of the note payable was extended from February 6, 2006 to September 30, 2007. The Company has not yet determined the accounting effects of this modification to the original debt terms.

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

On July 2, 2003, the Company through its subsidiary Mountain Air, entered into a joint venture agreement with a division of M-I L.L.C. Both Companies contributed assets with a book value of approximately $13 million to AirComp L.L.C. ("AirComp"). The Company owns 55% and M-I L.L.C. owns 45% of AirComp L.L.C.

Through AirComp, Jens' and Strata, and through additional acquisitions in the oil and natural gas drilling services industry, the Company intends to exploit opportunities in the oil and natural gas service and rental industry. Currently, the Company receives 80% to 85% of our revenues from natural gas drilling services and the balance from oil drilling services; however, most of our services can be utilized for either activity.

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

GOODWILL AND OTHER INTANGIBLES - The Company has recorded approximately $10,215,000 of goodwill and other identifiable intangible assets. The Company performs purchase price allocations when it makes a business combination. Business combinations and subsequent purchase price allocations have been recorded for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets are allocated to goodwill and other identifiable intangibles. Subsequently, the Company has performed its initial impairment tests and annual valuation tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These valuations required the use of third-party valuation experts who in turn developed assumptions to value the carrying value of the individual reporting units. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2003 and 2002 reflect the business operations of Allis-Chalmers and its subsidiaries Mountain Compressed Air, which provides air drilling services to natural gas exploration operations ("Compressed Air Drilling Services"), Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"), and Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). The results from the Casing Services and the Directional Drilling Services operations are included from February 1, 2002.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002:
-----------------------------------------------------------

HISTORICAL COMPARISON

Sales for the three months ended June 30, 2003 totaled $7,340,000. In the comparable period of 2002, revenues were $4,238,000. Revenues for the three months ended June 30, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,644,000, $3,503,000 and $1,193,000, respectively. Revenues for the three months ended June 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,079,000, $1,322,000 and $837,000, respectively. Revenues for the second quarter of 2003 increased over the second quarter of 2002 due to the increased activity in the drilling market and our continued efforts to increase market share in the Casing Services and Directional Drilling Services segments.

Gross margin ratio, as a percentage of sales, was 26.3% in the second quarter of 2003 compared with 16.0% in the second quarter of 2002. The gross margin increased in the second quarter of 2003 as compared to the second quarter of 2002, due to an increase in market share and increased pricing in the Casing Services and Directional Drilling Services segments.

Marketing and administrative expense was $1,020,000 in the second quarter of 2003 compared with $970,000 in the second quarter of 2002. The marketing and administrative expenses increased in 2003 compared to 2002 due to the increased costs associated with the increase revenues.

Operating income for the three months ended June 30, 2003 totaled $910,000. For the three months ended June 30, 2002, the operating (loss) was ($293,000). Operating income (loss) for the three months ended June 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $988,000, $255,000, $71,000 and ($404,000), respectively. Operating income (loss) for the three months ended June 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $672,000, ($109,000), ($412,000) and ($444,000), respectively.

We had net loss attributed to common shareholders of $(330,000), or ($0.02) per common share, for the second quarter of 2003 compared with a loss of ($956,000), or ($0.05) per common share, for the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002:
---------------------------------------------------------

HISTORICAL COMPARISON

Sales for the six months ended June 30, 2003 totaled $14,339,000. In the comparable period of 2002, revenues were $7,491,000. Revenues for the six months ended June 30, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $5,153,000, $6,983,000 and $2,203,000, respectively. Revenues for the six months ended June 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $3,248,000, $2,273,000 and $1,970,000, respectively. The sales for the Casing Services and Directional Drilling segments for 2002 were from February 1, 2002 through June 30, 2002. Revenues for the first six months of 2003 increased over the first six months of 2002 due to the increased activity in the drilling market and our continued efforts to increase market share in the Casing Services and Directional Drilling Services segments.

Gross margin ratio, as a percentage of sales, was 27.4% in the first six months of 2003 compared with 20.7 % in the first six months of 2002. The gross margin increased in the first six months of 2003 as compared to the first six months of 2002, which included post merger sales from February 1, 2002 through June 30, 2002 for the Casing Services and Directional Drilling segments, due to an increase in market share and increased pricing in the Casing Services and Directional Drilling Services segments.

Marketing and administrative expense was $2,001,000 in the first six months of 2003 compared with $1,810,000 in the first six months of 2002. The marketing and administrative expenses increased in 2003 compared to 2002 due to the increased costs associated with the increase revenues. The marketing and administrative expenses for the Casing Services and Directional Drilling segments for the post merger period ended June 30, 2002 were from February 1, 2002 through June 30, 2002.

Operating income for the six months ended June 30, 2003 totaled $1,933,000. For the six months ended June 30, 2002, the operating (loss) was ($523,000). Operating income (loss) for the six months ended June 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,227,000, $511,000, ($36,000) and ($769,000), respectively. Operating income (loss) for the six months ended June 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $958,000, ($142,000), ($446,000) and ($893,000), respectively. The operating income (loss) for the Casing Services and Directional Drilling segments were from February 1, 2002 through June 30, 2002 (post merger period).

We had a net loss attributed to common stockholders' of ($513,000), or ($0.03) per common share, for the first six months of 2003 compared with a loss of ($1,654,000), or ($0.09) per common share, for the first six months of 2002.

PRO FORMA COMPARISON

The pro forma results of operations set forth below includes results of operations of the Company for all of the first six months of 2003 and 2002 as if the transactions had occurred as of the beginning of the periods presented. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Sales in the first six months of 2003 totaled $14,339,000 compared with pro forma sales of $8,642,000 for the first six months of 2002. Revenues for the first six months of 2003 increased over the first six months of 2002 due to the increase activity in the drilling market and our continued efforts to increase market share in the Casing Services and Directional Drilling Services segments.

Gross profit totaled $3,934,000 for a gross profit margin of 27.4% of sales in the six months ended June 30, 2003. Pro forma gross profit for the comparable six months in the prior year totaled $1,563,000 for a gross profit margin of 18.1% of sales. The increase in profit margin results reflects the fact that the Company's revenues increased at a greater rate than its expenses because many of its costs (including certain financing and equipment costs) are fixed and do not increase with revenues.

The Company had a net loss attributed to common shareholders' of ($513,000), or ($0.03) per common share, for the first six months of 2003 compared to a pro forma net loss of ($1,656,000), or ($0.09) per common share, for the first six months of 2002.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of June 30, 2003.

                                             Payments due by Period
                                             -----------------------------------------------------------------------
                                                                                                         AFTER 5
                                                  TOTAL          1 YEAR       2-3 YEARS     4-5 YEARS     YEARS
                                                  -----          ------       ---------     ---------    -------
CONTRACTUAL OBLIGATIONS

Note payable                                 $   20,259,000  $   6,405,000  $   6,975,000  $  6,879,000  $       -
Interest Payments on note payable                 1,620,000        512,000        558,000       550,000          -
Operating Lease                                   2,137,000        824,000      1,313,000             -          -
Employment Contracts                              1,916,000      1,180,000        736,000             -          -

Total Contractual Cash Obligations           $   25,932,000  $   8,921,000  $   9,520,000  $  7,384,000  $       -
                                             --------------  -------------- -------------- ------------- ----------

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $30,000 at June 30, 2003, a decrease from $146,000 at December 31, 2002. Cash flows provided by operations totaled $1,673,000 in the first six months of 2003 compared to the $34,000 utilized in the prior year.

Net trade receivables at June 30, 2003 were $6,006,000. This increased significantly from the December 31, 2002 balance of $4,409,000 due to the increase in operating activity and increased activities with customers with longer payment cycles.

Net property, plant and equipment were $16,139,000 at June 30, 2003. Capital expenditures for the six months ended June 30, 2003 were $821,000. Capital expenditures for the year 2003 are projected to be approximately $3,000,000.

Trade accounts payable at June 30, 2003 were $3,490,000. This increased significantly from the December 31, 2002 balance of $2,106,000 due to the increase in operating activity without an adequate improvement in cash flows.

Other current liabilities, excluding the current portion of long-term debt, were $2,605,000 including interest in the amount of $1,279,000, accrued salary and benefits in the amount of $213,000, and accrued expenses of $1,113,000. All of these balance sheet accounts increased significantly from the December 31, 2002 balances due to the increase in revenues.

Long-term debt was $20,259,000 at June 30, 2003 including current maturities.

In addition to the debt discussed above, the Company had available lines of credit totaling $2,559,000 at June 30, 2003, of which $597,000 was available and unused.

Our long-term capital needs are to refinance our existing debt, provide funds for existing operations, redeem the Series A Preferred Stock (which is subject to mandatory redemption on February 1, 2004) and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay our debts as they become due, including the amounts due to the Bank Lenders described above we will require additional financing, which may include the issuance of new warrants or other equity or debt securities, as well as secured and unsecured loans. Any new issuance of equity securities would dilute existing shareholders.

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

RECENT DEVELOPMENTS - JOINT VENTURE WITH M-I L. L.C. AND MOUNTAIN AIR DRILLING SERVICE COMPANY NOTE PAYABLE REDUCTION

We entered into a joint venture agreement with a division of M-I L.L.C., and related financing on July 2, 2003. The Company through its subsidiary, Mountain Compressed Air, Inc., and M-I L.L.C. each contributed assets with a combined net book value of approximately $13 million to AirComp. Mountain Compressed Air contributed substantially all of its compressed air drilling assets with an estimated net book value of approximately $7.2 million to AirComp. The Company will own 55% and M-I L.L.C. will own 45% of AirComp.

In connection with the transaction, AirComp obtained bank financing of $8 million (matures on June 27, 2007), of which $7.3 million was distributed to the Company to extinguish the outstanding Mountain Compressed Air debt, approximately $2.4 million was used to purchase equipment the Company was leasing and $700,000 will be used by AirComp to pay transaction costs and working capital. The debt bears interest at a floating rate, currently LIBOR plus 0.5% annually. AirComp has the ability to borrow an additional $2 million under its credit agreement with the bank. AirComp's bank debt is secured by substantially all of the assets of AirComp. The Company has guaranteed all of Mountain Compressed Air's obligations under the joint venture agreement, and Mountain Compressed Air has guaranteed up to $2 million of AirComp's debt.

As a result of the debt repayment, the Company is in compliance with all of its loan covenants with its Bank Lenders and classified all of is debt except for the debt relating to Mountain Compressed Air, as long-term instead of short-term as previously reported in prior 10-Qs and 10-Ks.

Along with the bank financing, AirComp issued a note to M-I L.L.C. for in the amount of $4.8 million bearing an annual interest rate of 5% in conjunction with the joint venture. The note is due and payable when M-I sells its interest in AirComp.

On July 15, 2003, the Company entered into a settlement agreement with the former owners of Mountain Air Drilling Service Company ("the Sellers"). As part of the settlement agreement, the note payable to the Sellers was reduced from $2.2 million to $1.5 million. The note payable continues to accrue interest at a rate of 5.75% per annum and the due date of the note payable was extended from February 6, 2006 to September 30, 2007. The Company has not yet determined the accounting effects of this modification to the original debt terms.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 15, 2003, the Company filed a lawsuit against the former owners (Rodney and Linda Huskey) of Mountain Air Drilling Service Company, Inc. nka Pattongill & Murphy, Inc. in the U.S. District Court for the Southern District of Texas "Houston Division." The Company asserted claims for breach of representations and warranties and non-compete covenants made in connection with the purchase of Mountain Compressed Air. In July 2003, the Company entered into a settlement agreement with the former owners of Mountain Air Drilling Service Company. As part of the settlement agreement, the principal due on the note payable to Pattongill & Murphy, Inc., (sellers) was reduced from $2.2 million to $1.5 million. The note payable continues to accrue interest at a rate of 5.75% per annum and the due date of the note payable was extended from February 6, 2006 to September 30, 2007

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On July 16, 2002, the Company's lenders declared the Company and it's subsidiaries to be in default under numerous credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). The defaults resulted primarily from failures to meet financial covenants. As a result of these defaults the Bank Lenders imposed default interest rates and suspended interest payments (aggregating $375,000 through June 30, 2003) on a $4.0 million subordinated seller note (the "Seller Note") issued to Jens Mortensen in connection with the Jens' acquisition, and suspended interest payments (aggregating $244,000 through June 30, 2003) on a $3.0 million subordinated bank note (the "Subordinated Bank Note") issued in connection with the Jens' acquisition, which resulted in Jens' default under the terms of both notes. Pursuant to the terms of inter-creditor agreements between the lenders, the holders of such obligations were precluded from taking action to enforce such obligations without the consent of the Bank Lenders.

Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements (the "Forbearance Agreements"), which amended certain operating Covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults until June 30, 2003.

On July 2, 2003, the Company entered into a joint venture agreement pursuant to which it contributed substantially all of the assets of its Mountain Compressed Air subsidiary to AirComp, as described in "Item 3 -- Managements Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments
- Joint Venture With M-I L.L.C." As a result of this transaction, the Company repaid certain debts due to the Bank Lenders and is now in compliance with its agreements with the Bank Lenders. The Company is in the process of obtaining a waiver of past defaults from the Bank Lenders.

The Company is paying current interest on the Subordinated Note and has paid $40,000 of past-due interest on the Subordinated Note. As of August 10, 2003, the Company owed an aggregate of $604,000 for past-due interest on the Seller Note and the Subordinated Bank Note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         99.1     CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
                  SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         99.2     CHIEF ACCOUNTING OFFICER CERTIFICATION PURSUANT TO 18 U.S.C.
                  SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K: A report on Form 8-K was filed on June 12, 2003, reporting the Company's press release relating to earnings for the first quarter of 2003, which included financial statements for the period.

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

August 14, 2003

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

Date:   August 14, 2003                         By:  /s/ Munawar H. Hidayatallah
                                                     ---------------------------
                                                     Munawar H. Hidayatallah
                                                     Chief Executive Officer

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

Date:   August 14, 2003                           By:   /s/  Todd C. Seward
                                                        ------------------------
                                                        Todd C. Seward
                                                        Chief Accounting Officer