Form 10-Q
period 2003-09-30
ALLIS CHALMERS CORP
filed 2003-11-13
CIK 3982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM _______________ TO _______________

         Commission file number 1-2199

                           ALLIS-CHALMERS CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              39-0126090
           --------                                              ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

At November 13, 2003 were 19,633,340 shares of Common Stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                               September 30, 2003

                                TABLE OF CONTENTS

Part I.    Financial Information                                               3

Item1:     Financial Statements

           Consolidated Statements of Operations for the three months and
           nine months ended September 30, 2003 and 2002                       3

           Consolidated Balance Sheets as of September 30, 2003 and
           December 31, 2002                                                   4

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2003 and 2002                                         5

           Notes to Consolidated Financial Statements                          7

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              14

Item 4:    Controls and Procedures                                            20

Part II.   Other Information                                                  21

Item 1:    Legal Proceedings                                                  21

Item 3:    Default on Senior Securities                                       21

Item 6:    Exhibits and Reports on Form 8-K                                   22

Signatures                                                                    23

Certifications                                                                24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ALLIS-CHALMERS CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share)

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  2003        2002        2003        2002
                                                ---------   ---------   ---------   ---------
                                                      (in thousands, except per share)

Sales                                           $  8,089    $  4,775    $ 22,428    $ 12,265
Cost of sales                                      6,011       3,841      16,212      10,046
                                                ---------   ---------   ---------   ---------
   Gross Margin                                    2,078         934       6,216       2,219

Marketing and administrative expense               1,351         886       3,759       2,696
Corporate reorganization costs                        --         495          --         495
Abandoned acquisition/private placement costs         --         233          --         233
                                                ---------   ---------   ---------   ---------
   Income/(loss) from operations                     727        (680)      2,457      (1,205)

Other Income (expense)
   Interest expense                                 (521)       (558)     (1,797)     (1,581)
   Minority interest                                 (26)       (105)       (337)       (145)
   Factoring costs on note receivable                 --        (191)         --        (191)
   Settlement of lawsuit                           1,034          --       1,034          --
   Other                                              10          29        (164)        107
                                                ---------   ---------   ---------   ---------
Net income/(loss) before income taxes              1,224      (1,505)      1,193      (3,015)

   Provision for income taxes                         --          --          --          --
                                                ---------   ---------   ---------   ---------
Net income/(loss)                                  1,224      (1,505)      1,193      (3,015)

   Preferred stock dividend                          (88)        (87)       (569)       (232)
                                                ---------   ---------   ---------   ---------
Net income/(loss) attributed to common shares   $  1,136    $ (1,592)   $    624    $ (3,247)
                                                =========   =========   =========   =========
Net income/(loss) per common share, basic       $   0.06    $  (0.08)   $   0.03    $  (0.18)
                                                =========   =========   =========   =========
Net income/(loss) per common share, diluted     $   0.04    $  (0.08)   $   0.02    $  (0.18)
                                                =========   =========   =========   =========
Weighted average number of common shares
outstanding
     Basic                                        19,633      19,633      19,633      18,506
                                                =========   =========   =========   =========
    Diluted                                       31,700      19,633      31,700      18,506
                                                =========   =========   =========   =========
This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

                                              3


                                 ALLIS-CHALMERS CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                (in thousands, except shares)

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               -------------   -------------
Assets
------

Cash and cash equivalents                                      $        120    $        146
Trade receivables, net                                                7,291           4,409
Lease deposit                                                            --             525
Lease receivable, current                                               180             180
Prepaid and other current assets                                      1,357             317
                                                               -------------   -------------
    Total current assets                                              8,948           5,577

Property, plant and equipment, net                                   27,144          17,124
Goodwill                                                              7,829           7,829
Other intangible assets, net                                          2,254           2,650
Debt issuance costs, net                                                554             515
Lease receivable                                                        936           1,042
Other assets                                                              6              41
                                                               -------------   -------------
    Total assets                                               $     47,671    $     34,778
                                                               =============   =============

Liabilities and Shareholders' Equity
------------------------------------

Current maturities of long-term debt                           $      3,278    $     13,890
Trade accounts payable                                                4,844           2,106
Accrued employee benefits and payroll taxes                             405             280
Accrued interest                                                        547             811
Accrued expenses                                                      1,183           1,506
                                                               -------------   -------------
   Total current liabilities                                         10,257          18,593

Accrued postretirement benefit obligations                              635             670
Long-term debt, less current portion                                 24,861           7,331
Other long-term liabilities                                             270             270
Redeemable warrants                                                   1,500           1,500
Redeemable convertible preferred stock                                4,390           3,821

Minority interest                                                     2,503           1,584

Common shareholders' equity:
Common stock, $.15 par value (110,000,000 shares authorized;
  19,633,340 issued and outstanding at September 30, 2003
  and December 31, 2002)                                              2,945           2,945
Capital in excess of par value                                        8,285           7,237
Accumulated (deficit)                                                (7,975)         (9,173)
                                                               -------------   -------------
Total shareholders' equity                                            3,255           1,009
                                                               -------------   -------------
Total liabilities and shareholders' equity                     $     47,671    $     34,778
                                                               =============   =============

This interim statement is unaudited.
The accompanying Notes are an integral part of the Financial Statements.

                                             4


                                  ALLIS-CHALMERS CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          -------------------
                                                                            2003       2002
                                                                          --------   --------
Cash flows from operating activities:
Net income (loss)                                                         $ 1,193    $(3,015)
Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
Depreciation and amortization expense                                       2,050      1,755
(Gain) loss on settlement of lawsuit                                       (1,034)        --
Amortization of discount on debt                                              442        200
Minority interest in income of subsidiary                                     337        145
Changes in working capital:
     Decrease (increase) in accounts receivable                            (2,882)       304
     Decrease (increase) in due from related party                             --         51
     Decrease (increase) in other current assets                           (1,040)       910
     Decrease (increase) in other assets                                       35        925
     Decrease (increase) in lease deposit                                     525         --
     Decrease (increase) in lease receivable                                  106
     (Decrease) increase in accounts payable                                2,738        863
     (Decrease) increase in accrued interest                                 (264)       125
     (Decrease) increase in accrued expenses                                 (323)      (914)
     (Decrease) increase in other long-term liabilities                        --       (124)
     (Decrease) increase in accrued employee benefits and payroll taxes        90       (784)
                                                                          --------   --------
Net cash provided by operating activities                                   1,973        441

Cash flows from investing activities:
    Acquisition of Jens, net of cash acquired                                  --     (7,762)
    Acquisition of Strata, net of cash acquired                                --       (373)
    Purchase of equipment                                                  (4,386)      (250)
                                                                          --------   --------
Net cash (used) by investing activities                                    (4,386)    (8,385)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                               9,616      8,657
     Repayments of long-term debt                                          (6,925)        --
     Debt issuance costs                                                     (304)      (755)
                                                                          --------   --------
Net cash provided by financing activities                                   2,387      7,902
                                                                          --------   --------
Net (decrease) in cash and cash equivalents                                   (26)       (42)

Cash and cash equivalents at beginning of year                                146        152
                                                                          --------   --------
Cash and cash equivalents at end of period                                $   120    $   110
                                                                          ========   ========
Supplemental information - interest paid                                  $ 1,796    $ 1,177
                                                                          ========   ========

                                              5

ALLIS-CHALMERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CASH FLOWS (CONTINUED)

Non-cash investing and financing transactions in connection with the acquisition of Jens' Oilfield Service, Inc. for the nine months ended September 30, 2002:

        Fair value of net assets acquired                            $  (11,204)
        Goodwill and other intangibles                                   (1,235)
        Note payable to prior owner                                       4,000
        Value of common stock issued                                        677
                                                                     -----------
        Net cash paid to acquire subsidiary                          $   (7,762)
                                                                     ===========

Non-cash investing and financing transactions in connection with the acquisition of Strata Directional Technology, Inc. for the nine months ended September 30, 2002:

        Fair value of net assets acquired                            $   (2,073)
        Goodwill and other intangibles                                   (5,019)
        Issuance of preferred stock                                       3,500
        Value of common stock issued                                      3,219
                                                                     -----------
        Net cash paid to acquire subsidiary                          $     (373)
                                                                     ===========

Non-cash investing and financing transactions in connection with the formation of the AirComp joint venture and other activities during the nine months ended September 30, 2003 include the following:

        Amortization of discount on debt                             $      442
                                                                     ===========
        (Gain) on settlement of debt                                 $   (1,034)
                                                                     ===========
        Contribution of debt by M-I to joint venture                 $    4,818
                                                                     ===========
        Purchase of equipment financed through assumption of debt
            or accounts payable as of September 30, 2003             $      906
                                                                     ===========

This interim statement is unaudited.

The accompanying Notes are an integral part of the Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Allis-Chalmers Corporation's ("Allis-Chalmers" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2002, and the Current Reports on Form 8-K filed on February 20, 2003, June 12, 2003, July 16, 2003, and September 16, 2003 respectively.

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

On July 2, 2003, the Company through its subsidiary Mountain Air, entered into a joint venture agreement with a division of M-I L.L.C., a Smith/Schlumberger Company, ("M-I"). Both Companies contributed assets with a net book value of approximately $13 million to AirComp L.L.C. ("AirComp"). The Company owns 55% and M-I owns 45% of AirComp. The Company has consolidated AirComp into its financial statements for the quarter ended September 30, 2003.

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

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT NO. 133
ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 149"). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after September 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company because the Company currently has no derivatives or hedging contracts.

In September 2003, the FASB approved SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The effect on the Company's financial position include the fact that beginning on July 1, 2003, the redeemable convertible preferred stock and the redeemable warrants will be classified as liabilities and not shown in the mezzanine equity section of the balance sheet. The adoption of SFAS No. 150 could also affect the Company's debt covenant calculations, which are currently in compliance as of September 30, 2003.

NOTE 2 - ACQUISITIONS

The Company entered into a joint venture agreement with a division of M-I L.L.C. on July 2, 2003. The Company through its subsidiary, Mountain Compressed Air, Inc., and M-I L.L.C. each contributed assets with a combined net book value of approximately $13 million to AirComp. Mountain Compressed Air contributed substantially all of its compressed air drilling assets with an estimated net book value of approximately $7.2 million to AirComp. The Company will own 55% and M-I L.L.C. will own 45% of AirComp.

In connection with the transaction, AirComp obtained bank financing of $8 million (matures on September 27, 2007), of which $7.3 million was distributed to the Company to extinguish the outstanding Mountain Compressed Air debt, approximately $2.4 million of the $7.3 million was used to purchase equipment Mountain Compressed Air was leasing prior to the transaction and $700,000 was applied to pay transaction costs and for working capital. The debt bears interest at a floating rate, currently LIBOR plus 2.25%, which is payable quarterly and quarterly principal of $285,714 starting in the third quarter of 2003, the balance of the debt is due on September 27, 2007. AirComp has the ability to borrow an additional $1.4 million under its credit agreements with the bank. AirComp's bank debt is secured by substantially all of the assets of AirComp. In addition to the bank financing, AirComp issued a note to M-I L.L.C. for in the amount of $4.8 million bearing an annual interest rate of 5% in conjunction with the joint venture. The note is due and payable when M-I sells its interest in AirComp.

The Company has guaranteed all of Mountain Compressed Air's obligations under the joint venture agreement, and Mountain Compressed Air has guaranteed up to 55% of AirComp's debt including AirComp's obligations under the note issued to M-I L.L.C. Additionally, all of the $13 million assets of AirComp are collateralized by the debt.

As a result of the repayment of Mountain Compressed Air's outstanding debt in connection with the AirComp transaction, the Company became compliant with all of its loan covenants with its Bank Lenders, except for a certain debt covenant at AirComp. The Company has obtained a waiver for that covenant default.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the joint venture of AirComp LLC on the Company's results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the period presented.

                                                               Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                              (in thousands)

Revenues                                                 $  24,150    $  14,233

Operating income /(loss)                                 $   2,730    $    (379)

Net income/ (loss)                                       $     876    $  (2,883)

Net income/ (loss) per common share, basic               $    0.04    $   (0.16)

Net income/ (loss) per common share, diluted             $    0.02    $   (0.16)

NOTE 3 - LONG-TERM DEBT

Long-term debt is primarily a result of the costs of the acquisitions of certain assets of Jens' Oilfield Service, Inc., Strata Directional Technology, Inc. and the newly created joint venture between Mountain Air and M-I L.L.C, AirComp LLC.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

The debt agreements are as follows:

MOUNTAIN AIR

NOTES PAYABLE TO WELLS FARGO - EQUIPMENT LEASING - A term loan in the original amount of $267,000 at an interest rates of 5%, interest payable monthly, with monthly principal payments of $5,039 due on the last day of the month. The maturity date of the loan is June 30, 2008.

NOTE PAYABLE TO SELLER OF MOUNTAIN AIR DRILLING SERVICE COMPANY ("MADSCO") - A note to the sellers of MADSCO assets in the original amount of $2,200,000 at 5.75% simple interest was reduced to $1,469,151 as a result of the settlement of a legal action by the Company against the sellers. The principal and accrued interest is due on September 30, 2007 in the amount of $1,863,195. See Note 6 for information regarding the modification to the terms of this agreement.

JENS'

NOTE PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the amount of $4,042,396 at a floating interest rate (7.25% at September 30, 2003) with monthly principal payments of $67,373. The maturity date of the loan is February 1, 2007. The balance at September 30, 2003 was $2,830,000.

NOTE PAYABLE TO WELLS FARGO - REAL ESTATE NOTE - A real estate loan in the amount of $532,000 at floating interest rate (7.0% at September 30, 2003) with monthly principal payments of $14,778. The principal will be due on February 1, 2005. The balance at September 30, 2003 was $251,000.

LINE OF CREDIT WITH WELLS FARGO - At September 30, 2003, Jens had a $1,000,000 line of credit at Wells Fargo bank, of which $418,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 3% (7.25% at September 30, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

SUBORDINATED NOTE PAYABLE TO SELLER OF JENS' -A subordinated seller's note in the amount of $4,000,000 at 7.5% simple interest. At September 30, 2003, $375,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006. The note is subordinated to the rights of Wells Fargo.

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 2), the Company agreed to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. The Company is to make monthly payments of $20,576 through the period ended January 31, 2007. As of September 30, 2003, the balance was approximately $823,000, including $247,000 classified as short-term.

STRATA

VENDOR FINANCING - On September 15, 2003, Strata entered into a short-term vendor financing agreement with a major supplier of drilling motors for the purchase of drilling motor rentals. The agreement provides for the payment of the principal amount of $70,781 plus interest at a rate of 8.0%. Payment of the principal and interest on the note is due monthly; however, the Company may make payments with respect to principal and interest at any time without penalty. As of September 30, 2003, the outstanding balance, including accrued interest, was approximately $849,375. All amounts must be repaid on or prior to October 31, 2004

LINE OF CREDIT WITH WELLS FARGO - At September 30, 2003, Strata has a $2,500,000 line of credit at Wells Fargo bank, of which $1,099,000 was outstanding. The committed line of credit is due on January 31, 2005. Interest accrues at a floating interest rate plus 1/2% (7.25% at September 30, 2003) for the committed portion. Additionally, the Company pays a 0.5% fee for the uncommitted portion.

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

NOTES PAYABLE TO CERTAIN FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5%, compounded quarterly, and are due March 28, 2005. At September 30, 2003, the notes are recorded at $382,000, including accrued interest.

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

AIRCOMP LLC

LINE OF CREDIT WITH WELLS FARGO - a $1,000,000 line of credit at Wells Fargo bank, of which $590,000 was outstanding at September 30, 2003. Interest accrues at a rate equal to the LIBOR rate plus 1.5% to 2.25% (3.59% at September 30, 2003) for the committed portion and is payable quarterly starting in September 2003. Additionally, the Company pays a 0.5% fee for the uncommitted portion. The committed line of credit is due on June 27, 2007

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the original amount of $8,000,000 at variable interest rates related to the Prime or LIBOR rates (4.09% at September 30, 2003), interest payable quarterly, with quarterly principal payments of $286,000 due on the last day of the quarter beginning in July 2003. The maturity date of the loan is June 27, 2007 and the balance at September 30, 2003 was $7,714,000

NOTE PAYABLE TO WELLS FARGO - EQUIPMENT TERM LOAN - A delayed draw term loan in the amount of $1,000,000 with interest at a rate equal to the LIBOR rate plus 2.0% to 2.75%, with quarterly payments of interest currently and quarterly payments of principal equal to 5% of the outstanding balance commencing in the first quarter of 2005. The maturity date of the loan is June 27, 2007. AirComp has not yet drawn down on this note and the there was no outstanding balance at September 30, 2003.

NOTE PAYABLE TO M-I L.L.C. - SUBORDINATED DEBT - Subordinated debt in the amount of $4,818,000 bearing an annual interest rate of 5% in conjunction with the joint venture. The note is due and payable when M-I sells its interest in AirComp.

NOTE 4 - PREFFERRED SHARES AND WARRANTS

On March 6, 2002, the Company issued 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, (the "Preferred Stock"), to Energy Spectrum Partners, LP. ("Energy Spectrum") in connection with the acquisition (the "Strata Acquisition") from Energy Spectrum of substantially all of the common stock and preferred stock of Strata Directional Technology, Inc.

In accordance with the Certificate of Designation, Preferences and Rights of the Preferred Stock (the "Certificate") the Preferred Stock is convertible into a number of shares of the Company's common stock determined by dividing the "Liquidation Value" of the Preferred Stock, which is $1.00 per share, by the "Conversion Price" of the Preferred Stock. The Conversion Price was initially $0.75, but in accordance with the Certificate was reduced on February 1, 2003, to an amount equal to 75% of the market price calculated in accordance with the Certificate, or $0.19.

By letter agreement dated February 19, 2003, a copy of which is attached as an exhibit to Form 8-K filed on February 20, 2003, Energy Spectrum agreed to increase the Conversion Price to $0.50, to vote for an amendment to the Company's Certificate of Incorporation to reflect the increase in the Conversion Price, and that prior to the amendment of the Company's Certificate of Incorporation if any Preferred Stock is converted into the Company's common stock the Conversion Price for such conversion shall be $0.50. The letter agreement reduced the number of shares of common stock into which the Preferred Stock is convertible from 18,421,053 to 7,000,000 shares.

The Conversion Price is subject to adjustment pursuant to Section 11 of the Certificate in the event of a stock split, stock dividend, reclassification, or similar event, or in the event any other distribution is made in respect of the Company's common stock. Section 11 also provides that in the event the Company sells shares of the Company's common stock for less than the Conversion Price, the Conversion Price will be reduced to such sales price.

In connection with the Strata Acquisition, the Company issued to Energy Spectrum a warrant to purchase 437,500 shares of the Company's common stock at an exercise price of $0.15 per share, and the Company agreed that if the Company did not redeem all but one share of the Preferred Stock on or prior to February 6, 2003, the Company would issue Energy Spectrum an additional warrant to purchase 875,000 shares of the Company's common stock at an exercise price of $0.15 per share. On February 19, 2003, the Company issued such warrant, a copy of which is attached as an exhibit to the Form 8-K filed on February 20, 2003.

Effective July 1, 203, the Company recorded the redeemable convertible preferred stock as a long-term liability in response to the adoption of SFAS No. 150.

NOTE 5 - SEGMENT INFORMATION

The Company has three segments, Casing Services (Jens), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air and AirComp). All of the segments provide services to the petroleum industry. The revenues and operating income by segment are presented below:

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                            ---------------------   ---------------------
                                              2003         2002       2003         2002
                                            ---------   ---------   ---------   ---------
                                                            (in thousands)
Revenues:
     Casing Services                        $  2,559    $  2,197    $  7,712    $  5,445
     Directional Drilling Services             3,353       1,785      10,336       4,058
     Compressed Air Drilling Services          2,177         793       4,380       2,762
                                            ---------   ---------   ---------   ---------
Total revenues                              $  8,089    $  4,775    $ 22,428    $ 12,265
                                            =========   =========   =========   =========
Operating income/ (loss):
     Casing Services                        $    913    $    749    $  3,070    $  1,707
     Directional Drilling Services               120         (44)        613        (187)
     Compressed Air Drilling Services            171        (269)         52        (716)
     General Corporate                          (477)     (1,116)     (1,278)     (2,009)
                                            ---------   ---------   ---------   ---------
Total operating income/(loss)               $    727    $   (680)   $  2,457    $ (1,205)
                                            =========   =========   =========   =========




Depreciation and Amortization Expense:
     Casing Services                        $    345    $    332    $  1,035    $    863
     Directional Drilling Services                56          48         175         165
     Compressed Air Drilling Services            242         231         967         690
     General Corporate                            18          12          78          36
                                            ---------   ---------   ---------   ---------
Total depreciation & amortization expense   $    661    $    623    $  2,255    $  1,754
                                            =========   =========   =========   =========
Interest Expense:
     Casing Services                        $    146    $    152    $    469    $    420
     Directional Drilling Services                42          51         166         139
     Compressed Air Drilling Services            164         185         655         554
     General Corporate                           169         170         507         468
                                            ---------   ---------   ---------   ---------
Total interest expense                      $    521    $    558    $  1,797    $  1,581
                                            =========   =========   =========   =========
Capital Expenditures:
     Casing Services                        $    973    $    114    $  1,215    $    144
     Directional Drilling Services               850          --         893          --
     Compressed Air Drilling Services          1,765          49       2,259         127
     General Corporate                             3          --          19           9
                                            ---------   ---------   ---------   ---------
Total capital expenditures                  $  3,591    $    163    $  4,386    $    280
                                            =========   =========   =========   =========

At September 30, 2003 the total assets for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments are $17,361,000, $9,122,000, $20,020,000 and $1,168,000, respectively.

NOTE 6 - SETTLEMENT ON LAWSIUT

On July 15, 2003, the Company entered into a settlement agreement with the former owners of Mountain Air Drilling Service Company (the "Sellers"). As of the date of the agreement, the Company owed the Sellers a total of $2,563,195 including $2.2 million in principal and $363,195 in accrued interest. As part of the settlement agreement, the note payable to the Sellers was reduced from $2.2 million to $1.5 million. The note payable no longer accrues interest and the due date of the note payable was extended from February 6, 2006 to September 30, 2007. The lump-sum payment due the Sellers at that date will be $1,863,195. The Company recorded a one-time gain on the reduction of the note payable to the Sellers of $1,034,000 in the third quarter of 2003. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

The Company was incorporated in 1913 under Delaware law. The Company reorganized in bankruptcy in 1988, and sold all of the Company's major businesses. In May 2001, the Company consummated a merger in which the Company acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("Mountain Air"), in exchange for shares of the Company's common stock, which upon issuance represented over 85% of the Company's outstanding common stock. In February 2002, the Company acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and all of the capital stock of Strata Directional Technology, Inc. ("Strata").

On July 2, 2003, the Company through its subsidiary Mountain Air, entered into a joint venture agreement with a division of M-I L.L.C. Both Companies contributed assets with a net book value of approximately $13 million to AirComp L.L.C. ("AirComp"). The Company owns 55% and M-I L.L.C. owns 45% of AirComp L.L.C.

Through AirComp, Jens' and Strata, and through additional acquisitions in the oil and natural gas drilling services industry, the Company intends to exploit opportunities in the oil and natural gas service and rental industry. Currently, the Company receives 80% to 85% of the Company's revenues from natural gas drilling services and the balance from oil drilling services; however, most of the Company's services can be utilized for either activity.

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements. Note that the Company's preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION. Our revenue recognition policy is significant because the Company's revenue is a key component of the Company's results of operations. In addition, the Company's revenue recognition policy determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of the Company's revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues are recognized by the Company and its subsidiaries as services are provided.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review and to estimate present value calculation factors. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

GOODWILL AND OTHER INTANGIBLES - The Company has recorded approximately $10,083,000 of goodwill and other identifiable intangible assets. The Company performs purchase price allocations when it makes a business combination. Business combinations and subsequent purchase price allocations have been recorded for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets are allocated to goodwill and other identifiable intangibles. Subsequently, the Company has performed its initial impairment tests and annual valuation tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These valuations required the use of third-party valuation experts who in turn developed assumptions to value the carrying value of the individual reporting units. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

EXTINGUISHMENT OF DEBT - Pursuant to SFAS No. 140, SFAS No. 145 and Emerging Issues Task Force No. 96-19, the Company has recorded the settlement of the Sellers' Note for MCA as an ordinary item in the period of extinguishment. According to the aforementioned pronouncements, debt is considered to be extinguished when the debtor has repaid the creditor, the debtor has been legally released as the primary obligor on the debt, or when the debt is substantially modified. As the debtor, the Company's obligation to the Sellers of MCA was substantially modified. The amount recorded to income for the 3 month period ended September 30, 2003 was the difference between the carrying value of the debt prior to modification and the present value of the modified debt terms as discounted back from its maturity date.

RESULTS OF OPERATIONS

Results of operations for 2003 and 2002 reflect the business operations of Allis-Chalmers and its subsidiaries Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"), and Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services") and its joint venture AirComp, which provides air drilling services to natural gas exploration operations ("Compressed Air Drilling Services"). The results from the Casing Services and the Directional Drilling Services operations are included from February 1, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002:
---------------------------------------------------------------------

HISTORICAL COMPARISON

Sales for the three months ended September 30, 2003 totaled $8,089,000. In the comparable period of 2002, revenues were $4,775,000. Revenues for the three months ended September 30, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,559,000, $3,353,000 and $2,177,000, respectively. Revenues for the three months ended September 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,197,000, $1,785,000 and $793,000, respectively. Revenues for the third quarter of 2003 increased over the third quarter of 2002 due to the increased activity in the drilling market and increased market share in the Casing Services primarily in Mexico due to the increase drilling activity by PEMEX. Directional Drilling Services also increased market share as did Compressed Air Drilling Services as a result of to the joint venture between Mountain Air and M-I Air Drilling and the consolidation of the results of operations of AirComp into the consolidated financial statements of the Company.

Gross margin ratio, as a percentage of sales, was 25.6% in the third quarter of 2003 compared with 19.6% in the third quarter of 2002. The gross margin increased in the third quarter of 2003 as compared to the third quarter of 2002, due to an increase in market share and increased pricing in the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments. The increase in profit margin resulted because the Company's revenues increased at a greater rate than its expenses because many of its costs are fixed and do not increase with revenues.

Marketing and administrative expense was $1,351,000 in the third quarter of 2003 compared with $886,000 in the third quarter of 2002. The marketing and administrative expenses increased in 2003 compared to 2002 due to the increased costs associated with the joint venture AirComp and the hiring of additional sales force.

Operating income for the three months ended September 30, 2003 totaled $727,000. For the three months ended September 30, 2002, the operating (loss) was ($680,000). Operating income (loss) for the three months ended September 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $913,000, $120,000, $171,000 and ($477,000), respectively. Operating income (loss) for the three months ended September 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $749,000, ($44,000), ($269,000) and ($1,116,000), respectively. In the third quarter of 2002, the Company in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. Such organizational changes included reduction of personnel, the deployment of turn-around consultants and a terminated rent obligation. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded costs related to abandoned acquisitions and equity raise in the amount of $233,000 consisting of legal fees associated with abandoned acquisition of $82,000 and costs related to a abandoned private placement in the amount of $150,000.

We had net income attributed to common shareholders of $1,136,000, or $0.06 per common share, for the third quarter of 2003 compared with a loss of ($1,592,000), or ($0.08) per common share, for the third quarter of 2002. The Company recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002:
--------------------------------------------------------------------

HISTORICAL COMPARISON

Sales for the nine months ended September 30, 2003 totaled $22,428,000. In the comparable period of 2002, revenues were $12,265,000. Revenues for the nine months ended September 30, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $7,712,000, $10,336,000 and $4,380,000, respectively. Revenues for the nine months ended September 30, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $5,445,000, $4,058,000 and $2,762,000, respectively. The sales for the Casing Services and Directional Drilling segments for 2002 were from February 1, 2002 through September 30, 2002. Revenues for the first nine months of 2003 increased over the first nine months of 2002 due to the increased activity in the drilling market and the Company's continued efforts to increase market share in the Casing Services primarily in Mexico due to the increase drilling activity by PEMEX. Directional Drilling Services also increased market share as did Compressed Air Drilling Services as a result of the joint venture between Mountain Air and M-I Air Drilling and the consolidation of the results of operation of AirComp into the consolidated financial statements of the Company.

Gross margin ratio, as a percentage of sales, was 27.7% in the first nine months of 2003 compared with 18.1 % in the first nine months of 2002. The gross margin increased in the first nine months of 2003 as compared to the first nine months of 2002, which included Casing Services and Directional Drilling from February 1, 2002 through September 30, 2002, due to an increase in market share and increased pricing in the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments. The increase in profit margin results resulted because the Company's revenues increased at a greater rate than its expenses because many of its costs are fixed and do not increase with revenues.

Marketing and administrative expense was $3,759,000 in the first nine months of 2003 compared with $2,696,000 in the first nine months of 2002. The marketing and administrative expenses increased in 2003 compared to 2002 due to the increased costs associated with the joint venture AirComp and the hiring of additional sales force. The marketing and administrative expenses for the Casing Services and Directional Drilling segments for the period ended September 30, 2002 were from February 1, 2002 through September 30, 2002.

Operating income for the nine months ended September 30, 2003 totaled $2,457,000. For the nine months ended September 30, 2002, the operating (loss) was ($1,205,000). Operating income (loss) for the nine months ended September 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $3,070,000, $613,000, $52,000 and ($1,278,000), respectively. Operating income (loss) for the nine months ended September 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,707,000, ($187,000), ($716,000) and ($2,009,000), respectively. The operating income (loss) for the Casing Services and Directional Drilling segments were from February 1, 2002 through September 30, 2002 (post merger period). In the third quarter of 2002, the Company in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. The Company also recorded costs related to abandoned acquisitions and equity raise in the amount of $233,000 consisting of legal fees associated with abandoned acquisition of $82,000 and costs related to a abandoned private placement in the amount of $150,000.

We had a net income attributed to common stockholders' of $624,000, or $0.03 per common share, for the first nine months of 2003 compared with a loss of ($3,247,000), or ($0.18) per common share, for the first nine months of 2002. The Company recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003.

PRO FORMA COMPARISON

The pro forma results of operations set forth below includes results of operations of the Company for all of the first nine months of 2003 and 2002 as if the AirComp transaction had occurred as of the beginning of the periods presented. These pro forma financial statements should be read in conjunction with the historical financial statements included herein.

Pro forma sales in the first nine months of 2003 totaled $24,150,000 compared with pro forma sales of $14,233,000 for the first nine months of 2002. Revenues for the first nine months of 2003 increased over the first nine months of 2002 due to the increase activity in the drilling market and the Company's continued efforts to increase market share in the Casing Services primarily in Mexico due to the increase drilling activity by PEMEX. Directional Drilling Services also increased market share as did Compressed Air Drilling as a result of the joint venture between Mountain Air and M-I Air Drilling and the consolidation of the results of operation of AirComp into the consolidated financial statements of the Company.

Pro forma gross profit totaled $6,488,000 for a pro forma gross profit margin of 26.9% of sales in the nine months ended September 30, 2003. Pro forma gross profit for the comparable nine months in the prior year totaled $3,278,000 for a gross profit margin of 23.0% of sales. The increase in profit margin results resulted because the Company's revenues increased at a greater rate than its expenses because many of its costs (including certain financing and equipment costs) are fixed and do not increase with revenues.

The Company's pro forma net income attributed to common shareholders' was $743,000, or $0.04 per common share, for the first nine months of 2003 compared to a pro forma net loss of ($2,883,000), or ($0.16) per common share, for the first nine months of 2002. The Company recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of September 30, 2003.

                                                      Payments due by Period
                                     -------------------------------------------------------------------
                                                                                               AFTER 5
CONTRACTUAL OBLIGATIONS                 TOTAL         1 YEAR      2-3 YEARS     4-5 YEARS       YEARS
                                     -----------   -----------   -----------   -----------   -----------
Note payable                         $30,476,000   $ 2,648,000   $16,508,000   $11,320,000   $        --
Interest Payments on note payable      1,523,000       132,000       825,000       566,000            --
Operating Lease                        1,140,000       228,000       456,000       456,000
Employment Contracts                   1,754,000     1,180,000       574,000            --            --
                                     -----------   -----------   -----------   -----------   -----------
Total Contractual Cash Obligations   $34,893,000   $ 4,188,000   $18,363,000   $12,342,000   $        --
                                     ===========   ===========   ===========   ===========   ===========

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $120,000 at September 30, 2003, a decrease from $146,000 at December 31, 2002 primarily due to the management of cash reserves on a daily basis. Cash flows provided by operations totaled $1,973,000 in the first nine months of 2003 compared to the $441,000 generated in the prior year.

Net trade receivables at September 30, 2003 were $7,291,000. This increased significantly from the December 31, 2002 balance of $4,409,000 due to the increase in operating activity and increased activities with customers with longer payment cycles.

Net property, plant and equipment were $27,144,000 at September 30, 2003. The increase in plant, property and equipment is due to the assets contributed at historical costs by M-I Air Drilling into the joint venture AirComp. Capital expenditures for the nine months ended September 30, 2003 were $4,386,000 including $2.4 million for the purchase of an operating lease at Mountain Air contributed to AirComp on July 2, 2003. Capital expenditures for fiscal year 2003 are projected to be approximately $3,500,000 excluding the purchase of the operating lease at Mountain Air.

Trade accounts payable at September 30, 2003 were $4,884,000. This increased significantly from the December 31, 2002 balance of $2,106,000 due to the increase in operating activity, increased capital expenditures at Jens' and an increase in accounts receivable resulting in less cash available to pay payables. The Company is investigating additional financing or other methods of financing its accounts receivable.

Other current liabilities, excluding the current portion of long-term debt, were $2,135,000 including interest in the amount of $547,000, accrued salary and benefits in the amount of $405,000, and accrued expenses of $1,183,000. All of these balance sheet accounts increased significantly from the December 31, 2002 balances due to the increase in revenues and operations.

Long-term debt was $28,139,000 at September 30, 2003 including current maturities. The increase in the long-term debt is attributable to the financing of AirComp of approximately $13.3 million.

In addition to the debt discussed above, the Company had available lines of credit totaling $2,865,000 at September 30, 2003, of which $1,031,000 was available and unused. In addition, AirComp had available $638,000 of unused credit at September 30, 2003.

Our long-term capital needs are to refinance the Company's existing debt, provide funds for existing operations, and redeem the Series A Preferred Stock (which is subject to mandatory redemption on February 1, 2004) and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay the Company's debts as they become due, including the amounts due to the Bank Lenders and the amounts required to redeem the Series A Preferred Stock described above the Company will require additional financing, which may include the issuance of new warrants or other equity or debt securities, as well as secured and unsecured loans. Any new issuance of equity securities would dilute existing shareholders.

By letter agreement dated February 19, 2003, Energy Spectrum agreed to increase the Conversion Price to $0.50, to vote for an amendment to the Company's Certificate of Incorporation to reflect the increase in the Conversion Price, and that prior to the amendment of the Company's Certificate of Incorporation if any Preferred Stock is converted into the Company's common stock the Conversion Price for such conversion shall be $0.50. The letter agreement reduces the number of shares of common stock into which the Preferred Stock is convertible from 18,421,053 to 7,000,000 shares.

In connection with the Strata Acquisition, the Company issued to Energy Spectrum a warrant to purchase 437,500 shares of the Company's common stock at an exercise price of $0.15 per share, and the Company agreed that if the Company did not redeem all but one share of the Preferred Stock on or prior to February 6, 2003, the Company would issue Energy Spectrum an additional warrant to purchase 875,000 shares of the Company's common stock at an exercise price of $0.15 per share. On February 19, 2003, the Company issued such warrant.

RECENT DEVELOPMENTS - JOINT VENTURE WITH M-I L. L.C.

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

In connection with the transaction, AirComp obtained bank financing of $8 million (matures on September 27, 2007), of which $7.3 million was distributed to the Company to extinguish the outstanding Mountain Compressed Air debt, approximately $2.4 million of the $7.3 million was used to purchase equipment the Company was leasing and $700,000 will be used by AirComp to pay transaction costs and working capital. The debt bears interest at a floating rate, currently LIBOR plus 0.5% annually. AirComp has the ability to borrow an additional $2 Million under its credit agreement with the bank. AirComp's bank debt is secured by substantially all of the assets of AirComp. The Company has guaranteed all of Mountain Compressed Air's obligations under the joint venture agreement, and Mountain Compressed Air has guaranteed up to 55% of AirComp's debt.

As a result of the repayment of Mountain Compressed Air's outstanding debt in connection with the AirComp transaction, the Company became compliant with all of its loan covenants with its Bank Lenders, except for a certain debt covenant at AirComp. The Company has obtained a waiver for that covenant default.

Along with the bank financing, AirComp issued a note to M-I L.L.C. for in the amount of $4.8 million bearing an annual interest rate of 5% in conjunction with the joint venture. The note is due and payable when M-I sells its interest in AirComp.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) regarding the Company's business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report on Form 10-Q.

Although forward-looking statements in this Report on Form 10-Q reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors the Company currently knows about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed elsewhere in this Report on Form 10-Q, in the Company's Annual Report on Form 10K (including without limitation in the "Risk Factors" Section), and in the Company's other SEC filings and publicly available documents. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

The Company's chief executive officer and the Company's principal accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as the final day of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic reports under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including these officers, to allow timely decisions regarding required disclosure.

During the period covered by this Report, there were no changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TheCompany recorded a one-time gain on the reduction of the note payable to the Sellers of $1,034,000 in the third quarter of 2003. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On July 16, 2002, the Company's lenders declared the Company and it's subsidiaries to be in default under numerous credit agreements with Wells Fargo Bank and its affiliates (the "Bank Lenders"). The defaults resulted primarily from failures to meet financial covenants. As a result of these defaults the Bank Lenders imposed default interest rates and suspended interest payments on a $4.0 million subordinated seller note (the "Seller Note") issued to Jens Mortensen in connection with the Jens' acquisition, and suspended interest payments (aggregating $244,000 through September 30, 2003) on a $3.0 million subordinated bank note (the "Subordinated Bank Note") issued in connection with the Jens' acquisition, which resulted in Jens' default under the terms of both notes. Pursuant to the terms of inter-creditor agreements between the lenders, the holders of such obligations were precluded from taking action to enforce such obligations without the consent of the Bank Lenders.

Effective January 1, 2003 the Company entered into Amendment and Forbearance Agreements (the "Forbearance Agreements"), which amended certain operating Covenants. In addition the Bank Lenders agreed to forbear from taking action (but did not waive the underlying defaults) with respect to the alleged defaults until September 30, 2003.

On July 2, 2003, the Company entered into a joint venture agreement pursuant to which it contributed substantially all of the assets of its Mountain Compressed Air subsidiary to AirComp, as described in "Item 3 -- Managements Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments
- Joint Venture With M-I L.L.C." As a result of this transaction, the Company repaid certain debts due to the Bank Lenders and is now in compliance with its agreements with the Bank Lenders. The Company has obtained a waiver of past defaults from the Bank Lenders.

The Company is paying current interest on the Subordinated Note and the Seller Note and has paid all of the past-due interest on the Subordinated Note. As of November 10, 2003, the Company owed an aggregate of $425,000 for past-due interest on the Seller Note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.34 Second Amendment to Credit Agreement dated as of September 30 2003, by and between Jens Oilfield Service, Inc. and Wells Fargo Credit Inc.

10.35 Third Amendment to Credit Agreement dated as of September, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc.

10.36 First Amendment to Credit Agreement dated as of October 1, 2003, by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital Inc.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: A report on Form 8-K was filed on July 15, 2003, reporting the Company's entering into a joint venture agreement with a division of M-I L.L.C., and related financing on July 2, 2003. A Report 8-K/A was filed on September 16, 2003, which included pro forma financial statements for the periods ending December 31, 2002 and June 31, 2003 relating to the joint venture agreement with a division of M-I L.L.C.

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

                                                  Allis-Chalmers Corporation
                                                  --------------------------
                                                         (Registrant)

                                                  /s/ Munawar H. Hidayatallah
                                                  ---------------------------
                                                  Munawar H. Hidayatallah
                                                  Chief Executive Officer
                                                  And Chairman

November 13, 2003

                                  EXHIBIT INDEX

10.34 Second Amendment to Credit Agreement dated as of September 30 2003, by and between Jens Oilfield Service, Inc. and Wells Fargo Credit Inc.

10.35 Third Amendment to Credit Agreement dated as of September, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc.

10.36 First Amendment to Credit Agreement dated as of October 1, 2003, by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital Inc.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.