Form 10-K
period 2003-12-31
ALLIS CHALMERS CORP
filed 2004-04-14
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K (ss.220.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the average of the bid and ask price of the common stock of $1.52 per share on April 2, 2004, as reported on the OTC Bulletin Board, was approximately $3,009,298 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

At April 14, 2004, there were 31,393,789 shares of common stock outstanding.

DOCUMENTS INCORPORATED
BY REFERENCE:

Portions of the Allis-Chalmers Corporation Proxy Statement prepared for the 2004 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

                             2003 FORM 10-K CONTENTS
                             -----------------------

                                     PART I

   ITEM                                                                     PAGE
   ----                                                                     ----

    1.  Business............................................................. 3
    2.  Properties........................................................... 9
    3.  Legal Proceedings.................................................... 9
    4.  Submission of Matters to a Vote of Security Holders..................10

                                     PART II

    5.  Market for Registrant's Common Equity and Related Stockholder
        Matters..............................................................11
    6.  Selected Financial Data..............................................13
    7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................14
    7A. Quantitative and Qualitative Disclosures about Market Risk...........27
    8.  Financial Statements.................................................28
    9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.................................................53

    9A. Controls and Procedures..............................................53

                                    PART III

    10. Directors and Executive Officers of the Registrant...................54
    11. Executive Compensation...............................................54
    12. Security Ownership of Certain Beneficial Owners and Management.......54
    13. Certain Relationships and Related Transactions.......................54
    14. Principal Accounting Fees and Services...............................54

                                     PART IV

    15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......55

    Signatures and Certifications............................................48

                                     PART I.
ITEM 1. BUSINESS

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

GENERAL
-------

Allis-Chalmers Corporation (the "Company" or "Allis-Chalmers") was incorporated in 1913 under Delaware law. We reorganized in bankruptcy in 1988, and sold all of our major businesses. In May 2001, we consummated a merger in which we acquired OilQuip Rentals, Inc. (OilQuip) and its wholly owned subsidiary, Mountain Compressed Air, Inc. ("Mountain Air"), in exchange for shares of our common stock, which upon issuance represented over 85% of our outstanding common stock. In February 2002, we acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and substantially all of the capital stock of Strata Directional Technology, Inc. ("Strata"). In December 2001, we sold Houston Dynamic Services, Inc., which conducted a machine repair business. In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). M-I and Mountain Air contributed assets with an aggregate net book value $6.3 million and $6.8 million , respectively. The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003. Our business conducted in 2001 did not include the operations of Jens', Strata, and AirComp, each of which will be material to our continuing business operations.

Through Mountain Air, AirComp, Jens' and Strata, and through additional acquisitions in the oil and natural gas drilling services industry, we intend to exploit opportunities in the oil and natural gas service and rental industry. Currently, we receive 80% to 85% of our revenues from natural gas drilling services and the balance from oil drilling services; however, most of our services can be utilized for either activity. Mountain Air, AirComp, Strata and Jens' had revenues of approximately $2.2 million, $4.5 million, $16.0 million and $10.0 million, respectively, during the year ended December 31, 2003. See "Item 8. Financial Statements," for additional asset, revenue and profit and loss information for each of our subsidiaries.

INDUSTRY OVERVIEW
-----------------

Oil and natural gas producers tend to focus on their core competencies on identifying reserves, which has resulted in the extensive outsourcing of drilling and service functions. The use of service companies allows gas companies to avoid the capital and maintenance costs of the equipment in what is already a capital intensive industry.

As drilling becomes increasingly more technical and costly, exploration and production companies are increasingly demanding higher quality equipment and service from equipment and service providers. Major oil and gas exploration and production companies are currently consolidating their supplier base to streamline their purchasing operations and generate economies of scale by purchasing from just a few suppliers. Producers are favoring larger suppliers that provide a comprehensive list of products and services. Companies that can meet customer's demands will continue to earn new and repeat business. We believe many businesses in the highly fragmented oilfield industry lack sufficient size (many businesses generate annual revenues of less than $15 million), lack depth of management (many businesses are family-owned and managed) and have unsophisticated production techniques and control capabilities. Accordingly, we believe we can offer customers crucial advantages over our smaller competitors. In addition, we believe that opportunities exist to acquire these competing businesses and successfully integrate and enhance their operations within our operating structure.

We believe that opportunities exist in the oil and gas service industry, and that consolidation among larger oilfield service providers has created an opportunity for us to compete effectively in certain niche markets which are under-served by larger oilfield service and equipment companies and in which we can provide better products and services than the smaller, competitors currently providing a significant portion of the services in this industry.

BUSINESS STRATEGY
-----------------

Our strategy is based on broadening the geographic scope of our products and services primarily within two areas of the oilfield services and equipment industry: (a) casing and tubing handling services and equipment and (b) drilling services. We intend to implement this growth strategy through internal expansion and the acquisition of companies operating within these segments. We intend to seek to identify and acquire companies with significant management and field expertise, strong client relationships and high quality products and services. With typically less than $15 million in revenues, each target company is likely to have limited financial resources for expansion and few exit alternatives for the owners. As discussed under "Risk Factors" at the end of "Item 7, Management's Discussion and Analysis of Results of Operation and Financial Condition", there can be no assurance that we will be able to complete any further acquisitions.

DESCRIPTION OF SUBSIDIARIES' BUSINESSES
---------------------------------------

JENS' OILFIELD SERVICE, INC.

 Jens', founded in 1982, is headquartered in Edinburg, Texas. Jens' supplies specialized equipment and trained operators to install casing and tubing, change out drill pipe and retrieve production tubing for both onshore and offshore drilling and work over operations. Most wells drilled for oil and natural gas require some form of casing and tubing to be installed in the completion phase of a well.

Jens' has an extensive inventory of specialized equipment consisting of casing tongs and laydown machines in various sizes, powered by diesel motors and driven by hydraulic pumps. Non-powered equipment consists of elevators, slips, links and projectors. Jens' also maintains a fleet of other revenue generating equipment such as forklifts and delivery trucks that transport Jens' various rental equipment and transfer the customers' casing from truck to pipe rack. Jens' charges its customer for tong trucks, laydown trucks, and personnel on hourly basis portal to portal and rental equipment on a daily basis portal to portal. The customer is liable for damaged or lost equipment.

Jens' has been operating in the Rio Grande Valley in South Texas for over 20 years. Jens' currently provides service primarily to South Texas and Mexico areas. Although there are two large companies, Frank's Casing Crew and Rental Tools Inc. and Weatherford International Inc. ("Weatherford"), which have a substantial portion of the casing crew market, that market remains highly competitive and fragmented with at least 30 casing crew companies working in the U.S. Jens' believes it has several competitive advantages including:

o A well-established, loyal customer base in South Texas and Mexico
o An experienced management team with at least 15 years of service with Jens'
o An extensive inventory of specialized equipment; and a reputation for customer responsiveness
o Substantial experience drilling in South Texas, primarily a natural gas market
o An excellent relationship with its Mexican joint venture partner (discussed below), which enables Jens' to penetrate the Mexican market.

Management believes that through geographic expansion, Jens can optimize the utilization of both its equipment and personnel by accessing additional niche markets underserved by the larger oilfield service companies in the U.S. and Mexico.

Jens' operates in Mexico through Jens' Mexican joint venture partner, Materiales y Equipo Petroleo, S.A. de C.V. ("Maytep") in Villa Hermosa, Reynosa, Vera Cruz, and Ciudad de Carmen, Mexico. Jens' provides substantially all of the necessary equipment and Maytep provides all personnel, repairs, maintenance, insurance, and supervision for provision of the casing crew and torque turn service. In addition, Maytep is responsible for the preparation of billing invoices, collection of receivables, and the import and export of equipment. The joint venture provides services solely for Petroleos Mexicanos ("Pemex"). Bidding protocol for Pemex requires that service providers with Mexican ownership like Maytep be awarded contracts as long as they are reasonably competitive. Jens' has approximately $8.0 million of equipment in Mexico, and has operated profitably in Mexico since 1997.

Maytep is responsible for payment to Jens', even if it is unable to collect payment on a timely basis, though in the past the Company's receipt of payments has been delayed for significant periods of time by failure of Pemex to pay amounts due Maytep on a timely basis. Jens' primary competitors in Mexico are South American Enterprises and Weatherford, both of which provide similar products and services.

For the years ended December 31, 2003, 2002 and 2001, Jens' Mexico operations accounted for approximately $3.7 million, $2.7 million and $2.4 million, respectively, of Jens' revenues, and the loss of Pemex as a customer could have a material adverse effect on our business. The Company provides extended payment terms to Maytep and maintains a high account receivable balance due to these terms. The account receivable balance reached a maximum of approximately $1.6 million during 2003 and was $1,354,000 at December 31, 2003. A default on this receivable could have a material adverse effect on the Company.

For the years ended December 31, 2003 and 2002, El Paso Energy Corp, accounted for approximately $1.3 million, or 21%, and approximately $1.4 million or 18%, respectively, of Jens' domestic revenues. Jens' top ten domestic customers accounted for $6.2 million, or 57%, and $4.1 million, or 52%, of revenues for the years ended December 31, 2003 and 2002, respectively. The loss of El Paso Energy Corp. as a customer could have a material adverse effect on our business.

The following table details Jens' revenues by class for the year ended December 31, 2003 and from February 2002 through December 31, 2002.

                                                     February 2002
                          December 31,              through December
                              2003      Percentage      31, 2002      Percentage
                          ------------  ----------  ----------------  ----------
    Revenues by class:

    Laydown machines      $ 2,426,000      24.1%    $     2,136,000      27.4%
    Casing installation     3,828,000      38.2%          2,849,000      36.6%
    Mexico operations       3,729,000      34.6%          2,696,000      34.6%
    Other                      53,000       3.1%            115,000       1.4%
                          ------------              ----------------
    Total revenues        $10,036,000     100.0%    $     7,796,000     100.0%
                          ============              ================

STRATA DIRECTIONAL TECHNOLOGY, INC.

Strata Directional Technology, Inc. ("Strata"), founded in 1996, is headquartered in Houston, Texas. Strata provides high quality directional, horizontal and measure while drilling (`MWD"), services to oil and gas companies operating both onshore and offshore in Texas and Louisiana. Management believes there are several advantages to horizontal and directional drilling applications including:

o Improvement of total cumulative recoverable reserves
o Faster payouts to the E&P companies
o Improved reservoir production performance beyond conventional vertical wells
o Reduction of the number of field development wells
o Reduction of water and gas coning problems

Strata provides specialized directional drilling services in niche markets, including the Austin Chalk, where specialized, technically focused applications are necessary. Strata's teams of experienced personnel utilizing state of the art tools provide services ,including well planning and engineering to meet drilling performance and geological or reservoir targets set by the customer, directional drilling tool configuration, well site directional drilling supervision and guidance, new well and reentry drilling, steerable drilling, and log while drilling ("LWD").

El Paso Energy Corp. accounted for approximately $3.3 million, or 20% of Strata's revenue in 2003. Swift Energy and Anadarko Petroleum each accounted for more than 10% of Strata's annual revenues in 2002. The loss of any as a customer could have a material adverse effect on our business. Strata's top ten customers accounted for $10.6 million, or 66%, and $5.2 million, or 75%, of revenues for 2003 and 2002, respectively.

There are three directional drilling companies, Schlumberger, Halliburton and Baker Hughes, that dominate the market both worldwide and in the U.S., as well as numerous small regional players, including Strata. There are believed to be at least 50 regional directional and horizontal drilling companies operating in the U.S. Management estimates that the regional market companies account for approximately 15% of the domestic market.

The following table details Strata's revenues by class for the year ended December 31, 2003 and from February 2002 through December 31, 2002.

                                                     February 2002
                          December 31,              through December
                              2003      Percentage      31, 2002      Percentage
                          ------------  ----------  ----------------  ----------
    Revenues by class:

    Drilling operations   $13,188,000      82.4%    $     4,477,000      68.6%
    Other                   2,820,000      17.6%          2,052,000      31.4%
                          ------------              ----------------
    Total revenues        $16,008,000     100.0%    $     6,529,000     100.0%
                          ============              ================

AIRCOMP LLC.

The formation of AirComp in July 2003 by Allis-Chalmers and M-I has created the world's second largest provider of compressed air and related products and services for the air drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries. The Company believes compressed air products and services represent more than 10% of an overall $750-$900 million under balanced drilling operations market.

Under balanced drilling operations include some or all of the following products and services:

         o    Engineering Services
         o    Compressed Air
         o    Nitrogen (Membrane Separators, Cyrogenic, etc.)
         o Chemicals (Foamers, Defoamers, Polymers, Shale Stabilizers, Corrosion Inhibitors, etc.)
         o    Specialized Bits
         o    Hammers and other Downhole Tools
         o    Surface Blow-Out Prevention Equipment
         o    Multi-Phase Separation Equipment

AirComp LLC provides engineering services, compressed air and chemicals. These products and services can be used exclusive of the other under balanced components in traditional air, mist and foam drilling applications or as part of a more sophisticated under balanced drilling operations package employing most or all of the elements listed above.

AirComp's services are provided primarily in Eastern Oklahoma, North Texas, West Texas, throughout the Rocky Mountains, and California. AirComp's operations offices are in Fort Stockton, Texas; Farmington, New Mexico; Grand Junction, Colorado; and Healdsburg, California. AirComp has a sales and technical support office in Denver, Colorado and headquarters in Houston, Texas. AirComp's management believes that its operational facilities are well located for quick logistical response to customer needs.

AirComp is recognized in its markets for providing superior compressed air equipment, chemicals and personnel for under balanced drilling. These operations include air, mist, foam and aerated mud drilling, completion and workover as well as pipeline testing and commissioning. AirComp has a combined fleet of over 80 compressors and boosters including:

         o    Gardner-Denver two-stage reciprocating compressors (35)
         o    Clark four stage reciprocating (15)
         o    GHH-Rand three stage screw (12)
         o    IR four stage screw (3)
         o    MDY two stage booster (15)
         o    Ariel two stage booster (4)

This broad and diversified product line enables AirComp to compete in the under balanced market with an equipment package engineered and customized to specifically meet customer requirements. All the revenues of AirComp are derived from the rental of equipment and personnel.

In addition to the oil and gas industry, AirComp is a world leader in providing specialized air equipment and experienced personnel in geothermal applications. Geothermal activities involving air compression are concentrated in California, with some activity in Nevada, Idaho, Japan, Sweden and the Philippines.

AirComp's largest competitor is Weatherford International. Weatherford offers a complete line of under balanced drilling operations products and services and has service centers throughout the world. Weatherford focuses on large projects, complete package, under balanced applications, but also competes in the more common air, mist, foam, and aerated mud drilling applications. Other AirComp competition comes from smaller independently owned companies with a one-region only presence; e.g. Rocky Mountains only, West Texas only. AirComp competes successfully with Weatherford and others through:

         o    Diversified fleet allowing customized packages
         o    Multi-region presence
         o    Highly experienced and effective personnel
         o    Customer relationships
         o Assistance of Sales Personnel from M-I and from other Allis-Chalmers companies.
         o Reputation of predecessor companies: M-I Air Drilling Services and Mountain Compressed Air, each of which had over a 30 year history of superior service

AirComp had revenues for the six month period July 1, 2003 through December 31, 2003 of $4.57 million, over 95% of which was in the United States. The largest single customer was Burlington Resources. The loss of Burlington Resources as a customer could have a material adverse effect on our business. AirComp's top ten customers represent 86% of total revenues in 2003.

There is a continuing trend in the industry to drill, complete, and work over wells with under balanced drilling operations. Multi-component (complete package) under balanced drilling operations are found in the Middle East, Latin America, Western Canada and other areas. Under balanced drilling shortens the time required to drill a well, and enhances production by minimizing formation damage. The older, depleted, low permeability reservoirs in many areas of the Western United States are particularly good applications. AirComp expects the market to continue to grow.

CYCLICAL NATURE OF EQUIPMENT RENTAL AND SERVICES INDUSTRY
---------------------------------------------------------

The oil and gas equipment rental and services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is worldwide supply and demand for oil and natural gas (the supply and demand for oil and gas are generally correlative). The peaks and valleys of demand are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies. The increased capital expenditures also ultimately result in greater production, which, historically, has resulted in reduced prices.

After experiencing a strong market throughout most of 2000 and the first half of 2001, the energy services industry experienced a significant drop-off due to lower demand for hydrocarbons (particularly natural gas), which the Company believes was largely a function of the U.S. recession, a warm winter and increased inventory levels. This trend continued for most of 2002; however, in the fourth quarter of 2002, the market experienced an increase in demand due to a colder than expected winter and decreased natural gas inventory levels. Demand for the Company's services was strong throughout 2003 and Management believes demand will remain strong throughout 2004 due to increased demand and declining production costs for natural gas as compared to other energy sources. Because of these market fundamentals for natural gas, management believes the long-term trend of activity in the oilfield services market is favorable; however, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

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

SUPPLIERS
---------

AIRCOMP

Where possible, AirComp purchases equipment from a number of suppliers and at auctions on an opportunistic basis. The equipment provided by these suppliers is customized and often times overhauled by AirComp in order to improve performance. In other instances, equipment must be made to order. As a result of purchasing the majority of its equipment at auction, AirComp is not significantly dependent upon any one supplier.

STRATA

The equipment required for Strata's operations is generally leased, and Strata has only a single supplier for most or all of each type of equipment it uses (down hole motors, tubing, and MWD and LWD equipment); therefore Strata is dependent upon these suppliers. However, other suppliers of such equipment are available. Strata has entered into preferred leasing agreements with its current suppliers, which are intended to assure the availability of equipment through 2006 for its tubing, MWD and LWD equipment. Strata has an indefinite contract with its supplier of down hole motors.

JENS'

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

BACKLOG
-------

We do not have a significant backlog of orders because our customers utilize our services on an as-needed basis without significant on-going commitments.

EMPLOYEES
---------

Our strategy is to acquire companies with strong management and to enter into long-term employment contracts with key employees in order to preserve customer relationships and assure continuity following acquisition. We believe we have good relations with our employees, none of whom are represented by a union. We actively train employees across various functions, which we believe is crucial to motivate our workforce and maximize efficiency. Employees showing a higher level of skill are trained on the more technically complex equipment and given greater responsibility. All employees are responsible for on-going quality assurance.

At December 31, 2003, we had 195 employees, which included 60 AirComp employees, 75 Jens' employees, 57 Strata employees and 3 employees of Allis-Chalmers Corporation.

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

FEDERAL REGULATIONS AND ENVIRONMENTAL MATTERS
---------------------------------------------

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Because we provide services to companies producing oil and gas, which are toxic substances, we may become subject to claims relating to the release of such substances into the environment. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on us, it is possible that an environmental claim could arise that could cause our business to suffer.

In addition to claims based on our current operations, we are from time to time subject to environmental claims relating to our activities prior to our bankruptcy in 1988 (See, "Item 2. Legal Proceedings").

HOUSTON DYNAMIC SERVICE, INC.
-----------------------------

Houston Dynamic Service, Inc., which we sold on December 12, 2001, serviced and repaired various types of mechanical equipment, including compressors, pumps, turbines, engines and other machinery, providing repair, inspection, testing and other services for various industrial customers, including those in the petrochemical, chemical, refinery, utility, waste and waste treatment, minerals processing, power generation, pulp and paper and irrigation industries.

INTELLECTUAL PROPERTY RIGHTS
----------------------------

Except for our relationships with our customers and suppliers described above, we do not own any patents, trademarks, licenses, franchises or concessions which we believe are material to the success of our business. As part of our overall corporate strategy to focus on our core business of providing services to the oil and gas industry and to increase shareholder value, we are investigating the sale or license of our worldwide rights to trade names and logos for products and services outside the energy sector.

ITEM 2. PROPERTIES

AirComp leases an approximate 6,000 square foot facility in Grand Junction, Colorado, which includes offices, shop and a warehouse; an approximate 10,000 square foot facility in Farmington, New Mexico, which includes offices, shop and a warehouse; a yard in Fort Stockton, Texas and a yard and facility in Healdsburg, California.

Jens' owns facilities located in Edinburg, Texas on approximately 8 acres. One building has approximately 5,000 square feet of office space, 5,000 square feet of additional expansion capacity and 2,500 square feet of storage capability. Additionally, there is a 10,000 square foot mechanical repair, tool storage and maintenance facility. In addition to the property above, Jens' leases yards located in Victoria and Pearsall, Texas. The yard in Pearsall is owned by Jens Mortensen, a current executive of the Company.

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

Subsequent to our bankruptcy reorganization, the EPA and state environmental protection agencies have in certain cases asserted we are liable for cleanup costs or fines in connection with several hazardous waste disposal sites containing products manufactured by us prior to consummation of the Plan of Reorganization. In each instance, we have taken the position that the cleanup cost or other liabilities related to these sites were discharged in the bankruptcy, and the cases have been disposed of without material cost. A number of Federal Courts of Appeal have issued rulings consistent with this position and based on such rulings we believe that we will continue to prevail in our position that our liability to the EPA and third parties for claims for environmental cleanup costs that had pre-petition triggers have been discharged. A number of claimants have asserted claims for environmental cleanup costs that had pre-petition triggers, and in each event, the A-C Reorganization Trust, under its mandate to provide Plan of Reorganization implementation services to us, has responded to such claims, generally, by informing claimants that the Company's liabilities were discharged in the bankruptcy. Each of such claims has been disposed of without material cost. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

The EPA and certain state agencies continue from time to time to request information in connection with various waste disposal sites containing products manufactured by us before consummation of the Plan of Reorganization that were disposed of by other parties. Although we have been discharged of liabilities with respect to hazardous waste sites, we are under a continuing obligation to provide information with respect to our products to federal and state agencies. The A-C Reorganization Trust, under its mandate to provide Plan of Reorganization implementation services to us, has responded to these informational requests because pre-bankruptcy activities are involved.

We have been advised that the A-C Reorganization Trust will be terminated and its assets distributed during 2004, and as a result we will assume the responsibility of responding to claimants and to the EPA and state agencies previously undertaken by the A-C Reorganization Trust. However, we have been advised by the A-C Reorganization Trust that its cost of providing these services has not been material in the past, and therefore we do not expect to incur material expenses as a result of responding to such requests. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

No environmental claims have been asserted against us involving our post-bankruptcy operations. However, there can be no assurance that we will not be subject to material environmental claims in the future.

We are named as a defendant from time to time in product liability lawsuits alleging personal injuries resulting from our activities prior to our reorganization involving asbestos. These claims are referred to and handled by a special products liability trust formed to be responsible for such claims in connection with our reorganization. As with environmental claims, we do not believe we are liable for product liability claims relating to our business prior to our bankruptcy; moreover, the products liability trust is defending all such claims. However, there can be no assurance that we will not be subject to material product liability claims in the future.

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective November 25, 2003, pursuant to a Consent in Lieu of Annual Meeting of Stockholders (the "Written Consent"), the Stockholders of the Company approved resolutions (1) electing directors of the Company as set forth below, (2) approving a resolution which permits the Board of Directors to effect a reverse stock split at any time prior to November 25, 2004, ranging from one share for each three shares outstanding to one share for each ten shares outstanding , (3) approving an amendment to the terms of the Company's outstanding Series A 10% Cumulative Convertible Preferred Stock (the "Preferred Stock") reducing the conversion price of the Preferred Stock to $0.50 per share (the Preferred Stock has since been converted into common stock), (4) approving the Company's 2003 Incentive Stock Plan (See "Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters") and (5) ratifying the reappointment of Gordon, Hughes & Banks, LLP as the Company's independent accountants for fiscal year 2003. Holders of more than 85% of the Company's common stock and holders of 100% of the Company's Series A 10% Cumulative Convertible Preferred Stock executed the Written Consent. The following persons were reelected as directors pursuant to the Written Consent:

NAME                                                     DIRECTOR SINCE
----                                                     --------------

David A. Groshoff                                        October 1999
Munawar H. Hidayatallah                                  May 2001
Jens H. Mortensen                                        February 2003
Robert E. Nederlander                                    May 1989
Saeed M. Sheikh                                          May 2001
James W. Spann                                           February 2002
Michael D. Tapp   (1)                                    February 2002
Leonard Toboroff                                         May 1989
Thomas O. Whitener, Jr.                                  February 2002

(1) On January 6, 2004 Mike Tapp resigned as a director; on March 4, 2004, Christina Woods, who is an Accounting Manager for Energy Spectrum Partners LP ("Energy Spectrum"), was appointed as a director and as a member of the Company's Audit Committee.

A Notice of Consent in Lieu of Annual Meeting of Stockholders Information Statement dated October 31, 2003, was distributed to Stockholders in connection with the Written Consent.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION. There is no established public trading market for the common stock, which is traded on the Over the Counter Bulletin Board. On March 15, 2004, we filed an application to list the common stock on the American Stock Exchange. However, approval of listing of the common stock is subject to numerous conditions, including that we effect a reverse stock split resulting in an increase in our per share price to at least $3.00 per share, and meet certain other quantitative and qualitative standards. While the stockholders and board of directors have approved a reverse stock split (see "Item 4 - Submission of Matters to a Vote of Security Holders"), there can be no assurance that we will meet the listing requirements of the American Stock Exchange or any other exchange .

The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated:

CALENDAR QUARTER                                  HIGH       LOW      VOLUME
--------------------------------------------------------------------------------
2002                                                              (# OF SHARES)
   First Quarter.............................      1.25      .40     239,800
   Second Quarter............................      2.00      .75      31,100
   Third Quarter.............................      1.40      .75      15,400
   Fourth Quarter............................      1.01      .12     243,100
2003
   First Quarter.............................       .90      .11      38,300
   Second Quarter............................      1.00      .45      31,300
   Third Quarter.............................       .90      .52      21,500
   Fourth Quarter............................      1.20      .52      64,019

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS. As of April 2, 2004, there were approximately 6,100 holders of our common stock. On April 2, 2004, the bid price for our common stock was $1.25, and the last reported sale price was $1.52 on April 2, 2004.

DIVIDENDS. No dividends were declared or paid during the past three years, and no dividends are anticipated to be declared or paid in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.

                                   Number of                                  Number of securities
                                   securities to be      Weighted             remaining available
                                   issued upon           average              for future issuance
                                   exercise of           price of             under equity
                                   outstanding           outstanding,         compensation plans
                                   options, warrants     options, warrants    (excluding securities
Plan Category                      and rights            and rights           reflected in column A)
-------------                      -----------------     -----------------    ----------------------
Equity compensation plans
approved by security holders(1)    4,342,500             $0.55                1,657,500(1)

Equity compensation plans
not approved by security holders   2,024,000             $0.41                        0
                                   ----------            ------               ----------
Total                              6,366,500             $0.50                1,657,500

__________
(1) In December 2003, the Company issued options to purchase 4,342,500 shares of common stock pursuant to the 2003 Incentive Stock Plan, leaving 1,657,500 shares available for issuance under this plan.

Equity Compensation Plans Not Approved By Security Holders:
-----------------------------------------------------------

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

In February 2001, we issued two warrants ("Warrants A and B") for the purchase of 1,165,000 total shares of the Company's common stock at an exercise price of $0.15 per share and one warrant for the purchase of 335,000 shares of the Company's common stock at an exercise price of $1.00 per share in connection with the subordinated debt financing of Mountain Air in 2001. These Warrants expire in February 2011.

Private Placement of Common Stock and Warrants Subsequent to Year-End.
----------------------------------------------------------------------
On April 2, 2004, the Company entered into the following transactions:

         o In exchange for an investment of $2 million, the Company issued 3,100,000 shares of common stock for a purchase price equal to $0.50 per share, and warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1,550,000, and the aggregate purchase price for the warrants was $450,000.

         o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 8,590,449 shares of common stock.

         o The Company, the Investor Group, Energy Spectrum, director Saeed Sheikh, and officers and directors Munawar H. Hidayatallah and Jens H. Mortensen entered into a stockholders agreement pursuant to which the parties have agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. In addition, the parties and the Company agreed that in the event the Company has not effected a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets.

         o Wells Fargo Credit, Inc. and Wells Fargo Energy Capital, Inc. extended the maturity dates for certain obligations (which at December 31, 2003, aggregated approximately $9,768,000) from January and February of 2005 to January and February 2006. As a condition of the extension, the Company will make a $400,000 initial payment and 24 monthly principal payments in the amount of $25,000 each to Wells Fargo Energy Capital, Inc. As part of the extension, the lenders waived certain defaults including defaults relating to the failure of Jens' and Strata to comply with certain covenants relating to the amount of their capital expenditures, and amended certain covenants set forth in the loan agreements on an on-going basis. In addition, Wells Fargo Credit, Inc. increased Strata's line of credit from $2.5 million to $4.0 million.

As a result of the foregoing transactions, the parties to the stockholders agreement own 86.4% of the outstanding common stock of the Company, calculated in accordance with Rule 13d-3 of the Securities and Exchange Commission. The proceeds of the sale of the common stock and warrants will be used by the Company to reduce debt, to fund potential acquisitions and for general corporate purposes. The issuance and sale of the common stock and warrants was exempt from federal registration requirements under the Securities Act under Regulation D of the Securities and Exchange Commission and because the transaction did not involve a public offering.

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

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                   Year Ended December 31,
                                           (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                  2003       2002         2001
                                             ---------  ---------   ---------
Sales                                        $ 32,724   $ 17,990    $  4,796
Income (loss) from operations                $  2,624   $ (1,170)   $ (1,433)
Net income (loss)                            $    548   $ (3,969)   $ (4,577)
Net income (loss) attributed to common
shareholders                                 $   (108)  $ (4,290)   $ (4,577)

Per Share Data:
Net (loss) income per common share:
    Basic                                    $  (0.01)   $  (0.23)   $  (1.15)
    Diluted                                  $  (0.01)   $  (0.23)   $  (1.15)

Weighted average number of common
  shares outstanding:
    Basic                                      19,633     18,831       3,952
    Diluted                                    19,633     18,831       3,952

                         CONSOLIDATED BALANCE SHEET DATA

                                                   Year Ended December 31,
STATEMENT OF OPERATIONS DATA:                  2003       2002         2001
                                             ---------  ---------   ---------
Total Assets                                 $ 48,873   $ 34,778    $ 12,465
Long-term debt classified as:
    Current                                  $  5,150   $ 13,890    $  1,023
    Long Term                                $ 27,083   $  7,731    $  6,833
Stockholders' Equity                         $  1,207   $  1,009    $  1,250

Book value per share                         $   0.06   $   0.05    $   0.32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed below under "Risk Factors", and those discussed in other reports filed with the Securities and Exchange Commission. You should not rely on these forward-looking statements, which reflect our position as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

BACKGROUND
----------

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc ("HDS"). In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of Mountain Air. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens'. Our business conducted in 2001 did not include the operations of Jens' and Strata. In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp LLC ("AirComp"). Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp L.L.C. The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectibilty is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 1% to 2%. At December 31, 2003 and 2002, reserves for doubtful accounts totaled $168,000, or 2%, and $32,000, or 1% of total accounts receivable before reserves, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition policy determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues are recognized by the Company and its subsidiaries as services are rendered, pricing is fixed or determinable, and collection is reasonably assured. The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

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

GOODWILL AND OTHER INTANGIBLES - The Company has recorded approximately $7,661,000 of goodwill and $2,290,000 of other identifiable intangible assets. The Company performs purchase price allocations to intangible assets when it makes a business combination. Business combinations and purchase price allocations have been consummated for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These initial valuations required the use of third-party valuation experts who in turn developed assumptions to value the carrying amount of the individual reporting units. Significant and unanticipated changes to these assumptions could require a provision for impairment in future periods.

STOCK BASED COMPENSATION. The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Many equity instrument transactions are valued based on pricing models such as Black-Scholes, which require judgments by management. Values for such transactions can vary widely and are often material to the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2003, the FASB approved SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The effect on the Company's financial position includes the fact that beginning on July 1, 2003 redeemable warrants will be classified as liabilities and not shown in the mezzanine equity section of the balance sheet. The adoption of SFAS No. 150 could also affect the Company's debt covenant calculations for purposes of its bank loans.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2001 reflect the business operations of OilQuip. From its inception on February 4, 2000 to February 6, 2001, OilQuip was in the developmental stage. OilQuip's activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations for the period prior to February 6, 2001 reflect no sales, cost of sales, or marketing and administrative expenses that would be reflective of an operating company. On February 6, 2001, OilQuip acquired the assets of Mountain Air, which provides air drilling services to natural gas exploration operations ("Compressed Air Drilling Services"). On May 9, 2001, OilQuip acquired the Prior A-C Assets, including the operations of HDS. The results of operation of HDS, which was sold in December 2001, are included in discontinued operations from May 9, 2001. On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock for Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"). On February 6, 2002, the Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). The results from Jens' and Strata's operations are included from February 1, 2002. In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp LLC ("AirComp"). Both Companies contributed assets with a net book value of approximately $13 million to AirComp L.L.C. ("AirComp"). The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002:
-----------------------------------------------------------

Sales for the year 2003 totaled $32,724,000, reflecting the revenue of AirComp, a joint venture between the Company and M-I consummated in July, 2003, Mountain Air from January 1, 2003 through June 30, 2003, and the entire year for Jens' and Strata. In the comparable period of 2002, revenues were $17,990,000 reflecting the revenue of Jens' and Strata, which were acquired in February, 2002, and the entire year for Mountain Air. Revenues for the year ended December 31, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $10,036,000, $16,008,000 and $6,680,000, respectively. Revenues for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $7,796,000, $6,529,000 and $3,665,000, respectively. Revenues for the Compressed Air Drilling Services segment increased from $3,665,000 for the year ended December 31, 2002 primarily due to joint venture between the Company and M-I. The Company through AirComp was able to expand the geographical areas in which it operates to include geothermal drilling in California and natural gas drilling in West Texas along with the drilling and work over operations Mountain Air was operating in the San Juan basin. Revenues also increased as a result of an overall upturn in the petroleum industry. Rig counts in the United States provide a measure of oil and natural gas drilling activities. These rig counts increased from 862 on December 31, 2002 to 1,126 on December 31, 2003, according to the Baker Hughes gulf coast region rig count. According to the Baker Hughes "drilling type" survey, directional and horizontal rigs counts increased from 283 on December 31, 2002 to 381 on December 31, 2003, which accounted for 32.8% and 33.8% of total U.S. rig count, respectively. As of April 2004, this trend has continued, with directional and horizontal rigs climbing to 399, which was 35.1% of the 1,138 total U.S. rig counts on such date.

Gross margin ratio, as a percentage of sales, was 25.9% for the year ended December 31, 2003 compared with 18.6% for the year ended December 31, 2002. The gross margin ratio increased as a result of increased utilization of equipment and personnel and increased pricing in the Casing Services, Directional Drilling Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of personnel, many of our costs are fixed, and as a result, our gross profit margins are impacted by either increases or decreases in revenues.

General and administrative expense was $6,169,000 in 2003 compared with $3,792,000 in 2002. The general and administrative expenses increased in 2003 compared to 2002 due to the costs associated with AirComp and the hiring of additional sales force and operations personnel due to the upturn in the market.

Operating income for the year 2003 totaled $2,624,00, reflecting the inclusion of operating income of AirComp, which limited liability company was formed in July 2003. In the comparable period of 2002, operating (loss) was ($1,170,000). Operating income (loss) for the year ended December 31, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $3,628,000, $1,103,000, $115,000 and ($2,222,000), respectively. Operating income (loss) for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,495,000, ($576,000), ($945,000) and ($2,144,000), respectively. Operating income for the segments increased from an aggregate loss of ($1,170,000) for the year ended December 31, 2002 primarily due to higher revenues resulting from the overall upturn in the petroleum industry. During the third quarter of 2002, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

We had a net loss attributed to common shareholders of $(108,000), or $(0.01)per common share, for the year ended December 31, 2003 compared with a loss of ($4,290,000), or ($0.23) per common share, for the year end December 31, 2002. The net income for 2003 included a one-time gain on the reduction of a note payable of $1,034,000 in the third quarter as a result of settling a lawsuit against the former owners of Mountain Air Drilling Service Co. Inc. The gain was calculated in part by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. We will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. The net loss for 2002 included a discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note in September 2002. The Company's outstanding Preferred Stock was converted to common stock in April 2004. Had the conversion occurred prior to January 1, 2003, the net income per common share would have been $548,000, or $0.02 per share.

PRO FORMA RESULTS

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the periods presented. Pro forma results of operations set forth below includes results of operations for all of 2003 and 2002. These financial statements should be read in conjunction with the pro forma financial statements included herein.

Pro forma sales for the year 2003 totaled $33,605,000, reflecting the revenue of AirComp. In the comparable period of 2002, pro forma sales were $20,443,000. The increase in 2003 compared to 2002 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

Pro forma gross margin, as a percentage of sales, was 26.9% for the year ended December 31, 2003 compared with a pro forma gross margin of 19.4 % for the year ended December 31, 2002. The gross margin ratio increased as a result of increased market share and increased pricing in the Casing Services, Directional Drilling Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of personnel, many of our costs are fixed, and as a result, our gross profit margins are impacted by either increases or decreases in revenues.

Pro forma general and administrative expense was $5,958,000 in 2003 compared with $4,841,000 in 2002. The pro forma general and administrative expense increased in 2003 due to the costs associated with the formation of AirComp and the hiring of additional sales force and operations personnel due to the upturn in the market.

The Company had pro forma operating income for the year 2003 of $3,098,000 as compared to pro forma operating (loss) of ($867,000) in 2002. The increase in pro forma operating income for 2003 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net income of $577,000, or $0.03 per common share, for the year ended December 31, 2003 compared with a pro forma net loss of ($3,821,000), or ($0.19) per common share, for the year ended December 31 2002. The pro forma net income for 2003 included a one-time gain on the reduction of the note payable $1,034,000 in the third quarter as a result of settling a lawsuit against the former owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The pro forma net loss for 2002 included a factoring discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note by September 30, 2002. During the third quarter of 2002, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to an abandoned acquisitions and an abandoned private placement in the amount of $233,000.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001:
-----------------------------------------------------------

Sales for the year 2002 totaled $17,990,000, reflecting the revenue of Jens' and Strata, which were acquired in February, 2002. In the comparable period of 2001, revenues were $4,796,000. Revenues for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $7,796,000, $6,529,000 and $3,665,000, respectively. Revenues for the Compressed Air Drilling Services segment decreased from $4,796,000 for the year ended December 31, 2001 primarily due to lower revenues resulting from the decline in revenues from Burlington Resources, from $3,310,788 to $1,827,681. Burlington Resources represented 49.9% and 62.6% of the Compressed Air Drilling Services revenues in 2002 and 2001, respectively. Revenues also declined as a result of an overall downturn in the petroleum industry. Rig counts in the United States decreased from an average of 1,156 in 2001 to an average of 830 in 2002, according to the Baker Hughes rig count.

Gross margin ratio, as a percentage of sales, was 18.6% for the year ended December 31, 2002 compared with 30.5% for the year ended December 31, 2001. The gross margin ratio declined as a result of the Jens' and Strata acquisitions in 2002 and lower gross margin ratios at Mountain Air resulting from lower revenues. Because we have made significant investments in equipment and have a constant number of personnel, many of our costs are fixed, and as a result, our gross profit margins are severely impacted by decreases in revenues.

General and administrative expense was $3,792,000 in 2002 compared with $2,898,000 in 2001. The general and administrative expenses increased in 2002 compared to 2001 due to the acquisition of Jens' and Strata. During the third quarter of 2002, the Company restructured itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

Operating income (loss) for the year 2002 totaled ($1,170,000), reflecting the operating income (loss) of Jens' and Strata, which were acquired in February 2002. In the comparable period of 2001, operating income (loss) was ($1,433,000). Operating income (loss) for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,495,000, ($576,000), ($945,000) and ($2,144,000), respectively. Operating income for the Compressed Air Drilling Services segment decreased from income of $433,000 for the year ended December 31, 2001 primarily due to lower revenues resulting from the overall downturn in the petroleum industry. Operating (loss) for the General Corporate segment increased from ($1,866,000) for the year ended December 31, 2001. During the third quarter of 2002, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

We incurred a net loss attributed to common shareholders of ($4,290,000), or ($0.23) per common share, for the year ended December 31, 2002 compared with a loss of ($4,577,000), or ($1.15) per common share, for the year end December 31 2001. The net loss for 2002 included a discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note in September 2002. During the third quarter of 2002, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

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

Pro forma sales for the year 2002 totaled $19,142,000, reflecting the revenue of Mountain Air, Jens' and Strata. In the comparable period of 2001, pro forma sales were $28,244,000. Pro forma revenues for the year ended December 31, 2002 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $8,500,000, $6,977,000 and $3,665,000, respectively. Pro forma revenues for the year ended December 31, 2001 for the Casing Services, Directional Drilling Services and Compressed Air Drilling Services segments were $9,949,000, $12,986,000 and $5,289,000, respectively. The decrease in 2002 compared to 2001 was primarily due to lower revenues resulting from the overall downturn in the petroleum industry. Revenues for Casing Services, Directional Drilling Services and Compressed Air Drilling Services declined 15%, 47% and 31% in 2002 compared to 2001.

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

The Company incurred a pro forma net loss of ($4,431,000), or ($0.24) per common share, for the year ended December 31, 2002 compared with a pro forma net loss of ($71,000), or ($0.02) per common share, for the year ended December 31 2001. The pro forma net loss for 2002 included a factoring discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note by September 30, 2002. During the third quarter of 2002, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to an abandoned acquisitions and an abandoned private placement in the amount of $233,000.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2003.

                                     PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------------
                                                                                             AFTER 5
CONTRACTUAL OBLIGATIONS                 TOTAL         1 YEAR       2-3 YEARS    4-5 YEARS     YEARS
---------------------------------    ------------  ------------  ------------  ------------  -------
Note payable                         $32,233,000   $ 6,800,000   $14,998,000   $10,434,000   $   --
Interest Payments on note payable      2,088,000       431,000       973,000       684,000       --
Operating Lease                          814,000       318,000       323,000       173,000       --
Employment Contracts                     750,000       750,000            --            --       --

Total Contractual Cash Obligations   $35,885,000   $ 8,299,000   $16,249,000   $11,291,000   $   --
                                     ============  ============  ============  ============  =======

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $1,299,000 at December 31, 2003 as compared to $146,000 at December 31, 2002.

Net trade receivables at December 31, 2003 were $8,852,000 as compared to $4,409,000 at December 31, 2002, due to increased revenues and the formation of AirComp.

Net property, plant and equipment were $26,339,000 at December 31, 2003 as compared to $17,124,000 at December 31, 2002, as a result of the formation of AirComp. Capital expenditures for the year 2003 were $5,354,000. Capital expenditures for the year 2002 were $518,000. Capital expenditures for 2004 are projected to be approximately $2,000,000.

Trade accounts payable at December 31, 2003 were $3,133,000 as compared to $2,106,000 at December 31, 2002, primarily due to the formation of AirComp.

At December 31, 2003, other current liabilities, excluding the current portion of long-term debt and trade accounts payable, were $3,291,000 consisting of interest in the amount of $152,000, accrued salary and benefits in the amount of $591,000, income taxes payable of $45,000, accrued restructuring costs of $296,000, related party payables of $787,000, accrued operating expenses of $1,358,000, and legal and professional expenses payable in the amount of $62,000. Included in accrued restructuring costs was compensation in the amount of $166,000 due to former employees of the Company. At December 31, 2002, other current liabilities, excluding the current portion of long-term debt and trade accounts payable, were $2,597,000 consisting of interest in the amount of $811,000, accrued salary and benefits in the amount of $280,000, income taxes payable of $45,000, accrued restructuring costs of $606,000, advance from officers of the Company of $99,000, accrued operating expenses of $ 543,000, and legal and professional expenses payable in the amount of $213,000. Included in accrued restructuring costs was compensation in the amount of $244,000 due to former employees of the Company.

Long-term debt including current maturities was $32,233,000 at December 31, 2003 as compared to $21,221,000 at December 31, 2002. The increase in long-term debt was primarily a result of debt recorded in structuring AirComp in July 2003 and the increase in the amount of the term loan at Jens' in October 2003 by approximately $2,100,000. The long-term debt is as follows:

MOUNTAIN AIR. At December 31, 2003, Mountain Air had the following debt outstanding:

o A note to the sellers of Mountain Air Drilling Service Co. Inc. assets in the original amount of $2,200,000 at 5.75% simple interest was reduced to $1,469,151 as a result of the settlement of a legal action against the sellers. At December 31, 2003, the outstanding amount due, including accrued interest, was $1,511,000. The principal and accrued interest is due on September 30, 2007 in the amount of $1,863,195.

o In connection with incurring subordinated debt that was subsequently extinguished in connection with the formation of AirComp, Mountain Air issued redeemable warrants, which have been recorded as a liability of $600,000. The redeemable warrants remain outstanding.

o A term loan in the original amount of $267,000 at an interest rate of 5%, with principal and interest payments of $5,039 due on the last day of each month. At December 31, 2003, the outstanding amount due was $247,000. The maturity date of the loan is June 30, 2008.

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

JENS'. On December 31, 2003, Jens' had the following debt outstanding:

o A term loan payable to Wells Fargo Credit, Inc. in the original amount of $4,042,396 that was increased in October 2003 to $5,100,000 at a floating interest rate with monthly principal payments of $85,000 plus 25% of Jens' receipt of any payment from Maytep (the interest rate was 6.0% at December 31, 2003). At December 31, 2003, the outstanding amount due was $4,654,000. The maturity date of the loan was January 31, 2005 and in April 2004 was extended to January 31, 2006.

o A seller's note payable to Jens Mortensen in the original amount of $4,000,000 at 7.5% simple interest with quarterly interest payments. At December 31, 2003 $533,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006.

o A real estate loan payable to Wells Fargo Credit, Inc. in the amount of $532,000 at a floating interest rate with monthly principal payments of $14,778 plus interest (the interest rate was 6.0% at December 31, 2003). At December 31, 2003, the outstanding amount due was $207,000. The principal will be due on February 1, 2005.

o A $1,000,000 line of credit at Wells Fargo Credit, Inc. of which $26,000 was outstanding at December 31, 2003. The committed line of credit was due on January 31, 2005 but in April 2004 the maturity date was extended to January 31, 2006. Interest accrues at a floating rate plus 3% (7.0% at December 31, 2003) for the committed portion. Additionally, Jens pays a 0.05% fee for the uncommitted portion.

o In conjunction with the purchase of Jens', the Company agreed to cause Jens' to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement. Jens' is to make monthly payments of $20,576 through the period ended January 31, 2007. As of December 31, 2003, the balance due is approximately $761,000 including $247,000 classified as short-term.

o A term loan payable to Texas State Bank in the original amount of $397,080 at a floating interest rate (6.0% at December 31, 2003) with monthly principal payments of $11,000 plus interest. The balance at December 31, 2003 was $354,000. The maturity date of the loan is September 17, 2006.

STRATA. On December 31, 2003, Strata had the following debt outstanding:

o A $2,500,000 line of credit at Wells Fargo Credit, Inc. of which $2,413,000 was outstanding at December 31, 2003. All amounts borrowed under the line of credit were due on January 31, 2005 but in April 2004 the maturity date was extended to January 31, 2006 and the amount of the credit line was increased to $4 million. Interest accrues at a floating rate plus 3% (7.0% at December 31, 2003) for the committed portion. Additionally, Strata pays a 0.05% annual fee for the uncommitted portion.

o In December 2003, Strata entered into a short-term vendor financing agreement in the original amount of $1,746,000 with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement provides for repayment of all amounts due no later than December 30, 2005. Payment of the interest on the note is due monthly and three principal payments are due in October 2004, April 2005, and December 2005. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2003, the outstanding balance is approximately $1,746,000.

o In October 2003, Strata entered into a short-term vendor financing agreement in the original amount of $779,000 with a major supplier of drilling motors for the purchase of fifty (50) drilling motors. The agreement provides for repayment of all amounts due no later than October 31, 2004. Payment is due monthly in the amount of $71,000 plus interest. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2003, the outstanding balance is approximately $637,000.

ALLIS-CHALMERS. At December 31, 2003, Allis-Chalmers had the following debt and other obligations outstanding:

o Subordinated debt payable to Wells Fargo Energy Capital, Inc. in the original amount of $3,000,000 at 12% interest, of which $2,675,000 was outstanding at December 31, 2003. The principal amount was due on January 31, 2005, but in April 2004 was extended to January 31, 2006. In connection with incurring the debt, the Company issued redeemable warrants, which have been recorded as a liability of $900,000 and as a discount to the face amount of the debt. This amount is amortizable over three years beginning February 6, 2002, as additional interest expense. $300,000 was amortized in 2003 and $275,000 was amortized in 2002. The debt is recorded at $2,675,000, net of unamortized portion of the put obligation.

o In connection with the acquisition of Strata we issued 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock. Those shares, along with accrued and unpaid dividend rights, were redeemable at the option of the holder on February 1, 2004, for $4,293,000.
The Preferred Stock, including accrued dividend rights, was converted into 8,590,449 shares of common stock on April 2, 2004 (See, "Recent Developments.")

o In 1999 the Company compensated former and continuing directors who had served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5% and are due March 28, 2005. At December 31, 2003, the principal and accrued interest on these notes totaled approximately $386,000.

o The Company issued redeemable warrants that are exercisable for up to 1,165,000 shares of the Company's common stock at an exercise price of $0.15 per share ("Warrants A and B") and non-redeemable warrants that are exercisable for a maximum of 335,000 shares of the Company's common stock at $1.00 per share ("Warrant C"). The warrants were issued in connection with the issuance of a subordinated debt instrument for Mountain Air in 2001, subsequently repaid in connection with the formation of AirComp in July 2003 and the related issuance of the $3 million subordinated debt discussed above (collectively, the "Subordinated Debt"). Warrants A and B are subject to cash redemption provisions ("puts") in the amount of $600,000 and $900,000, respectively, at the discretion of the warrant holders beginning at the earlier of the final maturity date of the Subordinated Debt or three years from the closing of the Subordinated Debt (January 31, 2005). Warrant C does not contain any such puts or provisions. In April 2004 the maturity date of the debt was extended to February 1, 2006. The Company has recorded a liability of $600,000 at Mountain Air and $900,000 at Allis-Chalmers for a total of $1,500,000 and is amortizing the effects of the puts to interest expense over the life of the Subordinated Debt.

AIRCOMP LLC. At December 31, 2003, AirComp LLC had the following debt outstanding:

o A $1,000,000 line of credit at Wells Fargo bank, of which $369,000 was outstanding at December 31, 2003. The committed line of credit is due on January 31, 2005. Interest accrues at a floating rate plus 2.25% (6.25% at December 31, 2003) for the committed portion. Additionally, AirComp pays a 0.05% fee for the uncommitted portion.

o A term loan in the original amount of $8,000,000 at variable interest rates related to the Prime or LIBOR rates (4.09% at December 31, 2003), interest payable quarterly, with quarterly principal payments of $286,000 due on the last day of the quarter beginning in July 2003. The maturity date of the loan is June 27, 2007 and the balance at December 31, 2003 was $7,429,000. MCA and M-I have guaranteed 55% and 45%, respectively, of this debt.

o A delayed draw term loan in an amount of up to $1,000,000 with interest at a rate equal to the LIBOR rate plus 2.0% to 2.75%, with quarterly payments of interest currently and quarterly payments of principal equal to 5% of the outstanding balance commencing in the first quarter of 2005. The maturity date of the loan is June 27, 2007. AirComp has not yet drawn down on this note and there was no outstanding balance at December 31, 2003.

o Subordinated debt payable to M-I L.L.C. in the amount of $4,818,000 bearing an annual interest rate of 5% in conjunction with the joint venture. In 2007, each party has the right to cause Aircomp to sell its assets (or the other party may buy out such party's interest), and this debt is due in such an event. The note is due and payable when M-I sells its interest or a termination of AirComp occurs. At December 31, 2003 $120,000 of interest was accrued and was included in accrued interest.

CAPITAL REQUIREMENTS

Our long-term capital needs are to repay and/or refinance our existing debt, provide funds for existing operations, and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay our debts as they become due, including the amounts due to the Bank Lenders described above, we will require additional financing, which may include the issuance of new warrants, or other equity or debt securities, as well as secured and unsecured loans. See "Recent Developments" below for a discussion of capital transactions completed subsequent to year-end. In March 2004 the Company entered into an agreement with Morgan Joseph & Co. Inc. to assist the Company in restructuring its outstanding debt and to effect a public offering of its common stock. However, there can be no assurance that the Company will be successful in such efforts. Any new issuance of equity securities may further dilute existing shareholders.

FORMATION OF AIRCOMP LLC JOINT VENTURE

The Company through its subsidiary, Mountain Compressed Air, Inc. and M-I L.L.C., contributed assets with a fair market value in excess of $27 million to AirComp L.L.C. ("AirComp"), which the Company believes will be the world's second largest provider of air compressor products and services to the oil, natural gas and geothermal drilling work over and completion industries. Allis-Chalmers will own 55% and M-I L.L.C. will own 45% of AirComp L.L.C.

In connection with the transaction, AirComp obtained financing of $8 million, of which $7.3 million was distributed to the Company. The Company used these funds to retire debt of Mountain Compressed Air, Inc. and for general working capital purposes at AirComp.

RECENT DEVELOPMENTS

On April 2, 2004, the Company entered into the following transactions:

         o In exchange for an investment of $2 million, the Company issued 3,100,000 shares of common stock for a purchase price equal to $0.50 per share, and warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1,550,000, and the aggregate purchase price for the warrants was $450,000.

         o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 8,590,449 shares of common stock.

         o The Company, the Investor Group, Energy Spectrum, and director Saeed Sheikh, and officers and directors Munawar H. Hidayatallah and Jens H. Mortensen entered into a stockholders agreement pursuant to which the parties have agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. In addition, the parties and the Company agreed that in the event the Company has not effected a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets.

         o Wells Fargo Credit, Inc. and Wells Fargo Energy Capital, Inc. extended the maturity dates for certain obligations (which at December 31, 2003, aggregated approximately $9,768,000) from January and February of 2005 to January and February 2006. As a condition of the extension, the Company will make a $400,000 initial payment and 24 monthly principal payments in the amount of $25,000 each to Wells Fargo Energy Capital, Inc. As part of the extension, the lenders waived certain defaults including defaults relating to the failure of Jens' and Strata to comply with certain covenants relating to the amount of their capital expenditures, and amended certain covenants set forth in the loan agreements on an on-going basis. In addition, Wells Fargo Credit, Inc. increased Strata's line of credit from $2.5 million to $4.0 million.

As a result of the foregoing transactions, the parties to the stockholders agreement own 86.4% of the outstanding common stock of the Company, calculated in accordance with Rule 13d-3 of the Securities and Exchange Commission. The proceeds of the sale of the common stock and warrants will be used by the Company to reduce debt, to fund potential acquisitions and for general corporate purposes.

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

Low prices for oil and natural gas will adversely affect the demand for our
---------------------------------------------------------------------------
services and products.
----------------------

The oil and natural gas exploration and drilling business is highly cyclical. As market prices decrease, exploration and drilling activity declines as marginally profitable projects become uneconomic and either are delayed or eliminated. A decline in the number of operating oil and natural gas rigs would adversely affect our business. Accordingly, when oil and natural gas prices are relatively low, our revenues and income will suffer. The oil and gas industry is extremely volatile and subject to change based on political and economic factors outside our control.

We are Highly Leveraged.
------------------------

As a result of acquisition financing, we are highly leveraged. At December 31, 2003, and April 1, 2004, we had approximately $32,233,000 and $30,903,000, respectively, of debt outstanding. Our high level of debt will impair our ability to obtain additional financing, makes us more vulnerable to economic downturns and declines in oil and natural gas prices, makes us more vulnerable to increases in interest rates. We may not maintain sufficient revenues to meet our debt obligations. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

To service our indebtedness, we will require a significant amount of cash. Our
------------------------------------------------------------------------------
ability to generate cash depends on many factors beyond our control.
--------------------------------------------------------------------

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

Our failure to obtain additional financing may adversely affect us.
-------------------------------------------------------------------

Expansion of our operations through the acquisition of additional companies will require substantial amounts of capital. In addition, we are required to refinance our existing debt upon its maturity. The availability of financing may affect our ability to refinance our debt or to expand.
There can be no assurance that such funds, whether from equity or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. We may also enter into strategic partnerships for the purpose of developing new businesses. Our future growth may be limited if we are unable to complete acquisitions or strategic partnerships.

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

Our success is dependent upon our ability to acquire and integrate additional
-----------------------------------------------------------------------------
businesses.
-----------

Our business strategy is to acquire companies operating in the oil and natural gas equipment rental and services industry. However, there can be no assurance that we will be successful in acquiring any additional companies. Our successful acquisition of new companies will depend on various factors, including our ability to obtain financing, the competitive environment for acquisitions, as well as the integration issues described in the preceding paragraph. There can be no assurance that we will be able to acquire and successfully operate any particular business or that we will be able to expand into areas that we have targeted.

We may not experience expected synergies.
-----------------------------------------

We may not be able to achieve the synergies we expect from the combination of businesses, including our plans to reduce overhead through shared facilities and systems, to cross-market to the business' customers, and to access a larger pool of customers due to the combined businesses' ability to provide a larger range of services.

There is no trading market for our common stock.
------------------------------------------------

Our common stock is not registered on any exchange or NASDAQ and is traded only sporadically on the Over the Counter Bulletin Board. On March 15, 2004, we filed an application to list the common stock on the American Stock Exchange. However, approval of the listing of the common stock is subject to numerous conditions, including that we effect a reverse stock split resulting in an increase in our per share price to at least $3.00 per share, and meet certain other quantitative and qualitative standards. While the stockholders and board of directors have approved a future reverse stock split (see "Item 4 - Submission of Matters to a Vote of Security Holders"), there can be no assurance that we will meet the listing requirements of the American Stock Exchange or any other exchange. There can be no assurance that an active market for our common stock will develop in the future.

We do not expect to pay dividends on our common stock.
------------------------------------------------------

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

Existing stockholders may be diluted in connection with additional financings.
------------------------------------------------------------------------------

We expect to issue additional equity securities to repay debt, in connection with the acquisition of additional businesses, as well as in connection with employee benefit plans and other plans. Such issuances will dilute the holdings of existing stockholders. Such securities may have a dividend, liquidation, or other preferences or may be on parity with our common stock.

Competition could cause our business to suffer.
-----------------------------------------------

The natural gas equipment rental and services industry is highly competitive, and a number of individual and regional operators compete with us throughout our existing and targeted markets. Some of our competitors are significantly larger and have greater financial, technological and operating resources than we do. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer.

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

We are controlled by a few stockholders.
----------------------------------------

A small number of stockholders effectively control us. As discussed in "Management's Discussion and Analysis of Results of Operation and Financial Condition - Recent Developments," Energy Spectrum, the Investor Group, our Chief Executive Officer and Chairman Munawar H. Hidayatallah, our President and director Jens H. Mortensen, and director Saeed M. Sheikh are parties to a stockholders agreement which includes provision for the election of six directors to our board of directors. This group of stockholders beneficially owns approximately 86.4% of our common stock. This group thus has the power to elect a majority of the Board of Directors of the Company, and to control its affairs.

Dependence upon key personnel.
------------------------------

We are dependent upon the efforts and skills of our executives, including our Chief Executive Officer and Chairman Munawar H. Hidayatallah, our President and Chief Operating Officer Jens H. Mortensen, and President and Chief Executive Officer of Strata, David Wilde, to manage our business as well as to identify and consummate additional acquisitions. In addition, our business strategy is to acquire businesses, which are dependent upon skilled management personnel, and to retain such personnel to operate the business. The loss of the services of Mr. Hidayatallah or one or more of our key personnel at our operating subsidiaries could have a material adverse effect on us. We do not maintain key man insurance on any of our personnel. In addition, our development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain such employees.

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

Labor costs or the unavailability of skilled workers could cause our business to
--------------------------------------------------------------------------------
suffer.
-------

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

We may be subject to certain environmental liabilities relating to discontinued
-------------------------------------------------------------------------------
operations.
-----------

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

We may be subject to certain products liability claims.
-------------------------------------------------------

We were reorganized under the bankruptcy laws in 1988; since that time we have been regularly named in products liability lawsuits primarily resulting from our manufacture of products containing asbestos. In connection with our bankruptcy, a special products liability trust was established to be responsible for such claims. We believe that claims against Allis-Chalmers Corporation are banned by applicable bankruptcy law, and that the Products Liability Trust will continue to be responsible for these claims, and since 1988 no court has ruled that we are responsible for such claims. However, if the products liability trust were terminated and its funds disbursed, or we were otherwise subject to product liability claims and did not prevail in our claim that our bankruptcy bars claims against us, we could become subject to material products liabilities related to our pre-bankruptcy activities. We have not manufactured products containing asbestos since our bankruptcy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                                           PAGE
                                                                           ----

Financial Statements:

Independent Auditors' Report                                                29

Consolidated Statements of Operations for the Years Ended
     December 31, 2003, December 31, 2002 and December 31,
     2001                                                                   30

Consolidated Balance Sheets as of December 31, 2003 and 2002                31

Consolidated Statement of Stockholders' Equity for the Years
     Ended December 31, 2003, December 31, 2002 and December
     31, 2001                                                               32

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, December 31, 2002 and December 31,
     2001                                                                   33

Notes to Consolidated Financial Statements                                  34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Allis-Chalmers Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Corporation as of December 31, 2003 and 2002, and the results of consolidated operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/GORDON, HUGHES & BANKS, LLP

March 3, 2004
Greenwood Village, Colorado

ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share)

                                                        Year Ended    Year Ended    Year Ended
                                                       December 31,  December 31,  December 31,
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Revenues                                                $   32,724    $   17,990    $    4,796
Cost of revenues                                            23,931        14,640         3,331
                                                        -----------   -----------   -----------
    Gross margin                                             8,793         3,350         1,465

General and administrative expense                           6,169         3,792         2,898
Personnel restructuring costs                                   --           495            --
Abandoned acquisition/private placement costs                   --           233            --
                                                        -----------   -----------   -----------
   Total operating expenses                                  6,169         4,520         2,898
                                                        -----------   -----------   -----------
Income/ (loss) from operations                               2,624        (1,170)       (1,433)

Other income (expense):
   Interest income                                               3            49            41
   Interest expense                                         (2,467)       (2,256)         (869)
   Minority interests in income of subsidiaries               (387)         (189)           --
   Factoring costs on note receivable                           --          (191)           --
   Settlement on lawsuit                                     1,034            --            --
   Other                                                       111            58           (12)
                                                        -----------   -----------   -----------
Total other income (expense)                                (1,706)       (2,529)         (840)
                                                        -----------   -----------   -----------
Net income/(loss) before income taxes                          918        (3,699)       (2,273)

   Provision for foreign income tax                            370           270            --
                                                        -----------   -----------   -----------
Net income/(loss) from continuing operations                   548        (3,969)       (2,273)

(Loss) from discontinued operations                             --            --          (291)
(Loss) on sale of discontinued operations                       --            --        (2,013)
                                                        -----------   -----------   -----------
Net (loss) from discontinued operations                         --            --        (2,304)

         Net income/(loss)                                     548        (3,969)       (4,577)
         Preferred stock dividend                             (656)         (321)           --
                                                        -----------   -----------   -----------
Net income/(loss) attributed to common stockholders     $     (108)   $   (4,290)   $   (4,577)
                                                        ===========   ===========   ===========

Income/(loss) per common share basic
                    Continuing operations               $     (0.01)  $    (0.23)   $    (0.57)
                    Discontinued operations                     --            --         (0.58)
                                                        -----------   -----------   -----------
                                                        $     (0.01)  $     (.23)   $    (1.15)
                                                        ===========   ===========   ===========

Income/(loss) per common share diluted
                    Continuing operations               $     (0.01)  $    (0.23)   $    (0.57)
                    Discontinued operations                     --            --         (0.58)
                                                        -----------   -----------   -----------
                                                        $     (0.01)  $     (.23)   $    (1.15)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding:
                    Basic                                   19,633        18,831         3,952
                                                        ===========   ===========   ===========
                    Diluted                                 19,633        18,831         3,952
                                                        ===========   ===========   ===========

         The accompanying Notes are an integral part of the Financial Statements.

                                            30

ALLIS-CHALMERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                December 31
                                                             2003         2002
                                                           ---------   ---------
ASSETS

Cash and cash equivalents                                  $  1,299    $    146
Trade receivables, net of allowance for doubtful
     accounts of $168 and $32, respectively                   8,823       4,409
Lease deposit                                                    --         525
Lease receivable, current (Note 13)                             180         180
Prepaids and other current assets                               887         317
                                                           ---------   ---------
   Total current assets                                      11,189       5,577

Property and equipment, net of accumulated
     depreciation of $2,487 and $2,340 at
     December 31, 2003 and 2002, respectively                26,339      17,124
Goodwill                                                      7,661       7,661
Other intangible assets, net of accumulated
     amortization of $1,254 and $726 at
     December 31, 2003 and 2002, respectively                 2,290       2,818
Debt issuance costs, net of accumulated
     amortization of $462 and $331 at
     December 31, 2003 and 2002, respectively                   567         515
Lease receivable, less current portion (Note 13)                787       1,042
Other assets                                                     40          41
                                                           ---------   ---------
      Total Assets                                         $ 48,873    $ 34,778
                                                           =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt (Note 8)              $  5,150    $ 13,890
Trade accounts payable                                        3,133       2,106
Accrued salaries, benefits and payroll taxes                    591         280
Accrued interest                                                152         811
Accrued expenses                                              1,761       1,506
Accounts payable, related parties (Note 14)                     787          --
                                                           ---------   ---------
    Total current liabilities                                11,574      18,593

Accrued postretirement benefit obligations (Note 3)             545         670
Long-term debt, net of current maturities (Note 8)           27,083       7,331
Other long-term liabilities                                     270         270
Redeemable warrants (Notes 8 and 12)                          1,500       1,500
Redeemable convertible preferred stock, $0.01 par value
     (4,200,000 shares authorized; 3,500,000 issued and
     outstanding at December 31, 2003) ($1 redemption
     value) including accrued dividends (Note 10)             4,171       3,821
                                                           ---------   ---------
    Total liabilities                                        45,143      32,185

Commitments and Contingencies (Note 9 and Note 19)

Minority interests                                            2,523       1,584

COMMON STOCKHOLDERS' EQUITY (NOTE 10)
   Common stock, $.15 par value (110,000,000 shares
     authorized; 19,633,340 issued and outstanding)           2,945       2,945
   Capital in excess of par value                             6,887       7,237
   Accumulated (deficit)                                     (8,625)     (9,173)
                                                           ---------   ---------
    Total shareholders' equity                                1,207       1,009
                                                           ---------   ---------
    Total liabilities and shareholders' equity             $ 48,873    $ 34,778
                                                           =========   =========

    The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)

                                            PREFERRED STOCK            COMMON STOCK         CAPITAL IN
                                        ----------------------  --------------------------   EXCESS OF     ACCUMULATED
                                           SHARES      AMOUNT      SHARES        AMOUNT      PAR VALUE      (DEFICIT)       TOTAL
                                        ------------  --------  ------------  ------------  ------------   ------------   ---------
Balances, December 31, 2000                      --        --       400,000            60         2,915           (627)      2,348

Issuance of common stock in
connection with Recapitalization                 --        --    11,188,128         1,678         1,101             --       2,779

Issuance of stock options for
services                                         --        --            --            --           500             --         500

Issuance of stock purchase warrants
for services                                     --        --            --            --           200             --         200

Net (loss)                                       --        --            --            --            --         (4,577)     (4,577)
                                        ------------  --------  ------------  ------------  ------------   ------------   ---------
Balances, December 31, 2001                      --        --    11,588,128         1,738         4,716         (5,204)      1,250

Issuance of common stock in
connection with the purchase of Jens'            --        --     1,397,849           210           420             --         630

Issuance of stock purchase warrants
in connection with the purchase of
Jens'                                            --        --            --            --            47             --          47

Issuance of preferred and common
stock in connection with the
purchase of Strata                        3,500,000     3,500     6,559,863           984         1,968             --       2,952

Issuance of stock purchase warrants
in connection with the purchase of
Strata                                           --        --            --            --           267             --         267

Issuance of common stock in
connection with the purchase of
Strata                                           --        --        87,500            13           140             --         153

Accrual of preferred dividends                   --       321            --            --          (321)            --        (321)

Net (Loss)                                       --        --            --            --            --         (3,969)     (3,969)
                                        ------------  --------  ------------  ------------  ------------   ------------   ---------
Balances, December 31, 2002               3,500,000   $ 3,821    19,633,340   $     2,945   $     7,237    $    (9,173)   $  1,009

Accrual of preferred dividends                   --       350            --            --          (350)            --        (350)

Net Income                                       --        --            --            --            --            548         548
                                        ------------  --------  ------------  ------------  ------------   ------------   ---------
                                          3,500,000   $ 4,171    19,633,340   $     2,945   $     6,887    $    (8,625)   $  1,207
                                        ============  ========  ============  ============  ============   ============   =========

                        The accompanying Notes are an integral part of the Financial Statements.

                                                           32

ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               Year Ended    Year Ended    Year Ended
                                                                December      December      December
                                                                31, 2003      31, 2002      31, 2001
                                                               -----------   -----------   -----------
Cash flows from operating activities:
     Net income/(loss)                                         $      548    $   (3,969)   $   (4,577)
     Adjustments to reconcile net (loss) to net
           cash provided by operating activities:
     Depreciation expense                                           1,954         1,837           621
     Amortization expense                                             884           744           482
     Issuance of stock options for services                            --            --           500
     Amortization of discount on debt                                 516           475           183
     Gain on change in PBO liability                                 (125)           --            --
     Gain on settlement of lawsuit                                 (1,034)           --            --
     Minority interest in income of subsidiaries                      387           189            --
     Loss on sale of property                                          82           119            --
     Changes in working capital:
          Decrease (increase) in accounts receivable               (4,414)         (713)         (511)
          Decrease (increase) in due from related party                --            61            43
          Decrease (increase) in other current assets              (1,260)        1,644          (139)
          Decrease (increase) in other assets                           1           902            --
          Decrease (increase) lease deposit                           525           176            --
          (Decrease) increase in accounts payable                   2,251         1,316           238
          (Decrease) increase in accrued interest                    (126)          651           176
          (Decrease) increase in accrued expenses                     397          (339)          156
          (Decrease) increase in other long-term liabilities           --          (123)           --
          (Decrease) increase in accrued employee
              benefits and payroll taxes                              426          (788)          463
     Discontinued operations
          Loss on sale of HDS operations                               --            --         2,013
          Operating cash provided (used)                               --            --           381
          Depreciation and amortization                                --            --           124
                                                               -----------   -----------   -----------
     Net cash provided by operating activities                      1,879         2,182           153

Cash flows from investing activities:
         Recapitalization, net of cash received                        --            --           (88)
         Business acquisition costs                                    --            --          (141)
         Acquisition of MADSCO assets, net of cash Acquired            --            --        (9,534)
         Acquisition of Jens', net of cash acquired                    --        (8,120)           --
         Acquisition of Strata, net of cash acquired                   --          (179)           --
         Purchase of equipment                                     (5,354)         (518)         (402)
         Proceeds from sale-leaseback of equipment,
                net of lease deposit                                   --            --         2,803
        Proceeds from sale of equipment                               843           367            45
                                                               -----------   -----------   -----------
     Net cash (used) by investing activities                       (4,511)       (8,450)       (7,317)

Cash flows from financing activities:
         Proceeds from issuance of long-term debt                  14,127         9,683         5,832
         Payments on long-term debt                               (10,826)       (4,079)         (489)
         Payment on related party debt                               (246)           --            --
         Proceeds from issuance of common stock, net                   --            --         1,838
         Borrowings on lines of credit                             30,537         7,050           375
         Payments on lines of credit                              (29,399)       (5,804)           --
         Debt issuance costs                                         (408)         (588)         (244)
                                                               -----------   -----------   -----------
    Net cash provided by financing activities                       3,785         6,262         7,312
                                                               -----------   -----------   -----------
    Net increase (decrease) in cash and cash equivalents            1,153            (6)          148

Cash and cash equivalents at beginning of year                        146           152             4
                                                               -----------   -----------   -----------
Cash and cash equivalents at end of year                       $    1,299    $      146    $      152
                                                               ===========   ===========   ===========

Supplemental information - interest paid                       $    2,341    $    1,082    $      802
                                                               ===========   ===========   ===========

    The accompanying Notes are an integral part of the Financial Statements.

                                       33

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF BUSINESS

OilQuip Rentals, Inc., an oil and gas rental company ("OilQuip"), was incorporated on February 4, 2000 to find and acquire acquisition targets to operate as subsidiaries.

On February 6, 2001, OilQuip, through its subsidiary, Mountain Compressed Air Inc. ("Mountain Air"), a Texas corporation, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("MADSCO"), whose business consists of providing equipment and trained personnel in the four corner areas of the southwestern United States. Mountain Air primarily provides compressed air equipment and related products and services and trained operators to companies in the business of drilling for natural gas.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers Corporation ("Allis-Chalmers" or the "Company"). In the merger, all of OilQuip's outstanding common stock was converted into 10,000,000 shares of Allis-Chalmers' common stock.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger, are the financial statements of OilQuip. As a result of the merger, the fixed assets, goodwill and other intangibles of Allis-Chalmers were increased by $2,691,000.

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

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). Both Companies contributed assets with a net book value of approximately $13 million to AirComp L.L.C. ("AirComp"). The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has accounted for the joint venture as a business combination.

VULNERABILITIES AND CONCENTRATIONS

The Company provides oilfield services in several regions including the states of California, Texas, Utah, Louisiana and New Mexico, the Gulf of Mexico and southern portions of Mexico. The nature of the Company's operations and the many regions in which it operates subject it to changing economic, regulatory and political conditions. The company believes it is vulnerable to the risk of near-term and long-term severe changes in the demand for and prices of oil and natural gas.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and related valuation allowances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries and joint venture, AirComp. The Company's subsidiaries are Mountain Air, Jens', and Strata. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue. Revenues are recognized by the Company and its subsidiaries as services are rendered, pricing is fixed or determinable, and collection is reasonably assured. The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company sells their services to oil and natural gas drilling companies. The Company performs continuing credit evaluations of their customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are uncollectible. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in any one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2003 and 2002, the Company had recorded an allowance for doubtful accounts of $168,000 and $32,000, respectively. Bad debt expense was $136,000, $32,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation.

Maintenance and repairs are charged to operations when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period and the cost exceeds a minimum amount of $1,000. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to fifteen years. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation expense charged to operations was $1,954,000 for the year ended December 31, 2003, $1,837,000 for the year ended December 31, 2002, and $621,000 for the year ended December 31, 2001.

GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). Goodwill, including goodwill associated with equity method investments, and intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset's estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

The Company performs impairment tests on the carrying value of its goodwill at each reporting unit on an annual basis as of June 30th and December 31st for the Mountain Air and Strata operating subsidiaries, respectively. As of December 31, 2003 and 2002, no evidence of impairment exists.

As a result of the formation of AirComp on July 1, 2003, the Company and its subsidiary Mountain Air contributed assets whose cost was less than Mountain Air's underlying equity in the net assets of AirComp. This difference between the cost of the investment and the amount of the Company's underlying equity in net assets of Aircomp has been accounted for similar to a business combination per the requirements of SFAS No. 141, BUSINESS COMBINATIONS. The difference of approximately $1,551,000 has been recorded pro-rata as a contra-asset against the historical net book values of the property and equipment of AirComp, the effects of which are reflected in the accompanying consolidated financial statements that include the majority-owned and controlled joint venture, AirComp. Over the period of the applicable depreciable lives of the assets, the Company will amortize such basis differences against depreciation expense.

In 2001, goodwill was amortized using the straight-line method over its expected useful life of 20 years. For the period ended December 31, 2001, the Company recorded $403,000 of amortization expense related to it's goodwill.

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

FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents, accounts receivable and payable approximate fair value. The Company believes the fair values and the carrying value of the debt would not be materially different due to the instruments' interest rates approximating market rates for similar borrowings at December 31, 2003 and 2002.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company transacts its business with several financial institutions. However, the amount on deposit in three financial institutions exceeded the $100,000 federally insured limit at December 31, 2003 by a total of $1,050,793. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

Approximately 25% of the Company's revenues for the year ended December 31, 2003 were derived from two customers as compared to approximately 20% of the Company's revenues for the year ended December 31, 2002. Approximately 20% of the Company's revenues for the year ended December 31, 2002 were derived from two customers as compared to approximately 79% of the Company's revenues for the year ended December 31, 2001, including one customer that accounted for 65% of the Company's revenues in 2001. Accounts receivable at December 31, 2003 includes $1,387,000 as compared to $706,000 at December 31, 2002 from these two customers.

Jens's largest customer, Maytep, had revenues of $3,329,000, which accounted for 33% of Jens' total revenues for the year ended December 31, 2003 and had revenues of $2,699,000, which accounted for 35% of Jens' total revenues for the year ended December 31, 2002. The Company provides extended payment terms to Maytep and maintains a high account receivable balance due to these terms. The account receivable reached a maximum of approximately $1.6 million during 2003 and was $1,354,000 at December 31, 2003. A default on this receivable could have a material adverse effect on the Company.

DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the maturity periods of the related debt. The maturity periods range from 2 to 5 years.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2003, 2002, and 2001, totaled $41,000, $96,500 and $31,400, respectively.

INCOME TAXES

The Company has adopted the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, the deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the reported periods.

RECLASSIFICATIONS AND RESTATEMENT OF FORM 10-Q

Certain prior period balances have been reclassified to conform to current year presentation.

A reclassification on the accompanying consolidated balance sheet as of December 31, 2003 has occurred since the Company's September 30, 2003 interim condensed balance sheet was reported in the Company's September 30, 2003 Form 10-Q. The basis differences created between the Company's cost of its investment in AirComp and the Company's underlying equity in the net assets of Aircomp has been reclassified from additional paid in capital to reflect the pro rata reduction of the Company's property and equipment balances. There was no effect on the results of operations as previously reported in the Company's September 30, 2003 Form 10-Q and the current year presentation conforms with generally accepted accounting principles.

The accompanying 2003 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2003. As discussed in Note 7 to the accompanying financial statements, an adjustment was recorded in the fourth quarter of 2003 to reflect a change in estimate of the recoverability of foreign taxes paid in 2002 and 2003. The effect of the this significant fourth quarter adjustment on the individual quarterly financial statements is as follows:

                                        Three Months  Three Months  Three Months
                                        Ended March   Ended June    Ended September
                                        31, 2003      30, 2003      30, 2003
                                        --------      --------      --------
Net income (loss) attributed to
    common shareholders
Previously reported                       $  (183)      $  (330)    $   1,136
Adjustment                                   (158)          (92)          (93)
Restated                                     (335)         (422)        1,043

Net income (loss) per share, basic
    And diluted
Previously reported                       $ (0.01)      $ (0.02)    $    0.06
Adjustment                                  (0.01)        (0.00)        (0.01)
Restated                                    (0.02)        (0.02)         0.05

Certain amounts in the accompanying statement of operations for the year ended December 31, 2002 have been reclassified to conform to the restatement including the reclassification of the foreign income taxes from cost of goods sold to foreign tax expense.

PERSONNEL RESTRUCTURING COSTS

The Company has recorded and classified separately from recurring selling, general and administrative costs of approximately $495,000 incurred to terminate and relocate several members of management that occurred in September 2002.

BUSINESS ACQUISITION COSTS

The Company capitalizes direct costs associated with successful business acquisitions and expenses acquisition costs for unsuccessful acquisition efforts.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation using Accounting Principle Board Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized under APB No. 25. Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net income/(loss) and net income/(loss) per share for the years ended December 31, 2003, 2002, and 2001 would have been decreased to the pro forma amounts indicated below.

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                           (in thousands, except per share)

                                            2003         2002         2001
                                         ----------   ----------   ----------
Net income/ (loss):        As reported   $    (108)   $  (3,969)   $  (4,577)
                           Pro forma        (2,457)      (3,969)   $  (4,577)
                                         ==========   ==========   ==========

Net (loss) per share:
     Basic                 As reported   $   (0.01)   $   (0.23)   $   (1.15)
                           Pro forma         (0.10)       (0.23)   $   (1.15)
                                         ==========   ==========   ==========

     Diluted               As reported   $   (0.01)   $   (0.23)   $   (1.15)
                           Pro forma         (0.10)       (0.23)   $   (1.15)
                                         ==========   ==========   ==========

There were options granted in 2003 and 2001. See Note 11 for further disclosures regarding stock options.

                         FOR THE YEAR ENDED DECEMBER 31,

                                            2003         2002         2001
                                         ----------   ----------   ----------

Expected dividend yield                         0         --            --
Expected price volatility                  265.08%        --           100%
Risk-free interest rate                      6.25%        --             5%
Expected life of options                  7 years         --       4 years

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company discloses the results of its segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At December 31, 2003 and 2002, the Company operates in three segments organized by service line: casing services, directional drilling services and compressed air drilling services. At December 31, 2001, the Company operated in only one segment. Please see Note 15 for further disclosure in accordance with SFAS No. 131.

PENSION AND OTHER POST RETIREMENT BENEFITS

SFAS No. 132, EMPLOYER'S DISCLOSURES ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS ("SFAS No. 132"), requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. Please see Note 3 for further disclosure in accordance with SFAS No. 132.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Currently, the Company has no derivative instruments.

INCOME (LOSS) PER COMMON SHARE

The Company computes income (loss) per common share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, stock options, etc.) as if they had been converted at the beginning of the periods presented. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share. As a result of the Company's net loss for the years ended December 31, 2002 and 2001, common stock equivalents have been excluded because their effect would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2003, the FASB approved SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The effect on the Company's financial position include the fact that beginning on July 1, 2003 redeemable warrants will be classified as liabilities and not shown in the mezzanine equity section of the balance sheet. The adoption of SFAS No. 150 could also affect the Company's debt covenant calculations for purposes of its bank loans. As of December 31, 2003, the Company was in default of certain covenants at Jens's and Strata and has obtained waivers for these covenant defaults from its lender.

NOTE 2 - EMERGENCE FROM CHAPTER 11

Allis-Chalmers Corporation emerged from Chapter 11 proceedings on October 31, 1988 under a plan of reorganization, which was consummated on December 2, 1988. The Company was thereby discharged of all debts that arose before confirmation of its First Amended and Restated Joint Plan of Reorganization ("Plan of Reorganization"), and all of its capital stock was cancelled and made eligible for exchange for shares of common stock of the reorganized Company. On May 9, 2001, the reverse merger with OilQuip described in Note 1 constituted the event whereby the exchange of shares of common stock of the reorganized Company occurred.

NOTE 3 - PENSION AND POST RETIREMENT BENEFIT OBLIGATIONS

PENSION PLAN
------------

In 1994, the Company's independent pension actuaries changed the assumptions for mortality and administrative expenses used to determine the liabilities of the Allis-Chalmers Consolidated Pension Plan (the "Consolidated Plan"), and as a result the Consolidated Plan was under funded on a present value basis. The Company was unable to fund its obligations and in September 1997 obtained from the Pension Benefit Guaranty Corporation ("PBGC") a "distress" termination of the Consolidated Plan under section 4041(c) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The PBGC agreed to a plan termination date of April 14, 1997. The PBGC became trustee of the terminated Consolidated Plan on September 30, 1997. Upon termination of the Consolidated Plan, the Company and its subsidiaries incurred a liability to the PBGC that the PBGC estimated to be approximately $67.9 million (the "PBGC Liability").

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

The merger with OilQuip (the "Merger") on May 9, 2001 (as described in Note 1) constituted a Release Event, which satisfied and discharged the PBGC Liability. In connection with the Merger, the Company and the PBGC agreed that the PBGC should have the right to appoint one member of the Board of Directors of the Company for so long as it holds at least 117,020 shares of the common stock. In connection with the Merger, the Lock-Up Agreement was terminated in its entirety. As of December 31, 2003 and 2002, the Company is no longer liable for any obligations of the Consolidated Plan.

MEDICAL AND LIFE
----------------

Pursuant to the Plan of Reorganization, the Company assumed the contractual obligation to Simplicity Manufacturing, Inc. (SMI) to reimburse SMI for 50% of the actual cost of medical and life insurance claims for a select group of retirees (SMI Retirees) of the prior Simplicity Manufacturing Division of Allis-Chalmers. The actuarial present value of the expected retiree benefit obligation is determined by an actuary and is the amount that results from applying actuarial assumptions to (1) historical claims-cost data, (2) estimates for the time value of money (through discounts for interest) and (3) the probability of payment (including decrements for death, disability, withdrawal, or retirement) between today and expected date of benefit payments. As of December 31, 2003 and 2002, the Company has recorded post-retirement benefit obligations of $545,000 and $670,000, respectively, associated with this transaction.

401(k) SAVINGS PLAN
-------------------

On January 1, 2003 the Company adopted the 401(k) Profit Sharing Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the Company. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed six-months of service with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants' contributions while the Company's matching contributions are vested over a three-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $10,000 were paid in 2003.

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

The aggregate purchase price for Jens' and Strata was (i) $10,250,000 in cash,
(ii) a $4,000,000 note payable due in four years, (iii) $1,234,560 for a non-compete agreement payable over five years, (iv) 7,957,712 shares of common stock of the Company, (v) 3,500,000 shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Preferred Stock") and

(vi) an additional payment estimated to be from $1,000,000 to $1,250,000, based upon Jens' working capital on February 1, 2002. The actual working capital adjustment was approximately $983,000. In addition, in connection with the Strata acquisition, Energy Spectrum Partners LP was issued warrants to purchase 437,500 shares of Company common stock at an exercise price of $0.15 per share.

The acquisitions were accounted for using the purchase method of accounting. Goodwill of $4,168,000 and other identifiable intangible assets of $2,035,000 were recorded with the acquisitions.

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). The formation of AirComp has created the second largest provider of compressed air and related products and services for the drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries.

Pursuant to the terms of the AirComp operating agreement, the Company contributed approximately $6.3 million in assets through its subsidiary Mountain Air in exchange for a 55% ownership in AirComp and M-I contributed approximately $6.8 million in exchange for a 45% ownership in AirComp. As a result of the Company's controlling interest, the Company has consolidated AirComp in its financial statements.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations as of December 31, 2003 and the acquisitions of Jens' and Strata on the Company's results of operations for December 31, 2002, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented.

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                           (UNAUDITED)
                                               (in thousands, except per share)
                                                     2003             2002
                                                 ------------     ------------

        Revenues                                 $    33,605      $    19,142

        Operating income (loss)                  $     3,098             (401)

        Net income (loss)                        $       577           (4,431)

        Net income (loss) per common share

               Basic                             $       .03      $     (0.24)
               Diluted                           $       .02      $     (0.24)

NOTE 5 - DISCONTINUED OPERATIONS

On December 12, 2001, the Company consummated the sale of its wholly owned subsidiary, HDS, to the general manager of HDS (the "Buyer"), in a management buy-out with an effective date of November 30, 2001. Under the terms of the sale, the Company received a promissory note from the Buyer in the amount of $790,500 due on November 30, 2007, secured by certain HDS equipment. The note was to accrue interest at a rate of 7% through the payment date. On September 30, 2002, the Company received cash in the amount of $600,000 and recorded $191,000 in factoring costs related to the early termination of the promissory note from the buyer of HDS. A loss on the sale of approximately $2.0 million was recorded in the year ended December 31, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations related to precision machining of rotating equipment, which was the principal HDS business.

The operating results of the business sold have been reported separately as discontinued operations in the accompanying statement of operations and consists of the following:

                           Period May 9, 2001 through
                                November 30, 2001
                                 (in thousands)

Revenues                                                                $ 1,925
Cost of sales                                                             1,486
                                                                        --------
Gross profit                                                                439
Operating expenses                                                          594
Depreciation and amortization                                               124
                                                                        --------
(Loss) from operations                                                     (279)

Other (expense) income
     Interest expense                                                       (12)
                                                                        --------
 (Loss) from discontinued operations                                    $  (291)
                                                                        ========
Loss on sale of discontinued operations                                 $(2,013)
                                                                        ========

NOTE 6 - PROPERTY AND OTHER INTANGIBLES ASSETS

Property and equipment is comprised of the following at December 31:

                                            Depreciation
                                            Period           2003        2002
                                            -------------  ---------   ---------
                                                               (in thousands)
Land                                                       $     27     $    25
Building and improvements                   15 - 20 years       729         706
Machinery and equipment                      3 - 15 years    23,972      14,674
Tools, furniture, fixtures and
     leasehold improvements                  3 - 7 years      4,098       4,059
                                                           ---------   ---------
    Total                                                    28,726      19,464

Less: accumulated depreciation                               (2,487)     (2,340)
                                                           ---------   ---------
Property and equipment, net                                $ 26,339    $ 17,124
                                                           =========   =========

Other intangible assets are as follows at December 31:

                                            Amortization
                                            Period           2003         2002
                                            -------------  ---------   ---------
                                                               (in thousands)

Intellectual Property                   20 years              1,009       1,009
Non-compete agreements                  3 - 5 years           1,535       1,535
Other intangible assets                 3 - 10 years          1,000       1,000
                                                           ---------   ---------
    Total                                                     3,544       3,544

Less: accumulated amortization                               (1,254)       (726)
                                                           ---------   ---------
Other intangible assets, net                               $  2,290     $ 2,818
                                                           =========   =========

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

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carry forwards, and could be triggered by a public offering or by subsequent sales of securities by the Company or its stockholders.

Deferred income tax assets and the related allowance as of December 31, 2003 and 2002 are as follows:

                                                           2003          2002
                                                         ---------     ---------
                                                              (in thousands)
Deferred non-current income tax assets:

Net future tax deductible items                          $    500      $    500
Net operating loss carry forwards                           2,975         2,033
A-C Reorganization Trust claims                            35,000        35,000
                                                         ---------     ---------
Total deferred non-current income tax assets               38,475        37,533

Valuation allowance                                       (38,475)      (37,533)
                                                         ---------     ---------
Net deferred non-current income taxes                    $     --      $     --
                                                         =========     =========

Net operating loss carry forwards for tax purposes at December 31, 2003 and 2002 are estimated to be $8.5 million and $5.9 million, respectively, expiring through 2022.

Net future tax-deductible items relate primarily to differences in book and tax depreciation and amortization and to compensation expense related to the issuance of stock options. Gross deferred tax liabilities at December 31, 2003 and 2002 are not material.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company has no current tax expense for the years ended December 31, 2003, 2002 and 2001, respectively. The Company and specifically, its Jens' subsidiary, does pay foreign income taxes within the country of Mexico related to its earnings on Mexico revenues. The Company paid $370,000 and $270,000 in foreign income taxes to Mexico during the years ended December 31, 2003 and 2002, respectively. There is approximately $640,000 of U.S. foreign tax credits available to the Company and of that amount, the Company has determined that approximately $205,000 will be recoverable in a future period by applying the credits back to the taxable income of the Jens' subsidiary in 2001 and 2000. The $205,000 of recoverable foreign income taxes has been recorded as "other current assets" on the accompanying balance sheet of the Company as of December 31, 2003. The remaining $435,000 of available U.S. foreign tax credits may or may not be recoverable by the Company depending upon the availability of taxable income in future years and therefore, have not been recorded as an asset as of December 31, 2003. The foreign tax credits available to the Company begin to expire in the year 2007.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense from continuing operations:

                                              2003         2002          2001
                                           -----------  -----------  -----------
Income tax expense based on the U.S.
  statutory tax rate                       $       --   $       --   $       --
Foreign income subject to foreign taxes
  a rate different than the U.S.
  statutory rate                              370,468      269,568           --
                                           -----------  -----------  -----------
Total                                      $  370,468   $  269,568   $       --
                                           ===========  ===========  ===========

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

The Plan of Reorganization also created a trust to process and liquidate product liability claims. Payments made by the A-C Reorganization Trust to the product liability trust did not generate current tax deductions for the Company. Deductions are available to the Company as the product liability trust makes payments to liquidate claims or incurs other expenses.

The Company believes the above-named trusts are grantor trusts and therefore includes the income or loss of these trusts in the Company's income or loss for tax purposes, resulting in an adjustment of the tax basis of net operating and capital loss carry forwards. The income or loss of these trusts is not included in the Company's results of operations for financial reporting purposes.

NOTE 8 - DEBT

Debt is as follows at December 31:

                                                                                   2003      2002
                                                                                 --------  --------
                                                                                   (in thousands)

Line of Credit with Wells Fargo - Mountain Air                                   $    --   $   330
Note payable to Wells Fargo - Term Note-Mountain Air                                  --     2,392
Note payable to Wells Fargo - Subordinated Debt - Mountain Air, net                   --     1,783




Note payable to Wells Fargo -Equipment Term Loan-Mountain Air                         --       160
Note payable to Wells Fargo - Equipment leasing - Mountain Air                       247        --
Note payable to Seller of Mountain Air Drilling Service Company - Mountain Air     1,511     2,200
Note payable to Wells Fargo -Term Note - Jens'                                     4,654     3,369
Note payable to Wells Fargo -Real Estate Note - Jens'                                207       384
Line of Credit with Wells Fargo - Jens'                                               26        67
Subordinated Note payable to Seller of Jens - Jens'                                4,000     4,000
Note payable to Seller of Jens' for non-compete agreement - Jens'                    761     1,008
Note payable to Texas State Bank - Term Note - Jens'                                 354        --
Note payable to Wells Fargo -Term Note - Strata                                       --     1,041
Vendor financing - Strata                                                          2,383       455
Line of Credit with Wells Fargo - Strata                                           2,413     1,275
Note payable to former shareholder - Strata                                           --        12
Notes payable to certain former Directors - Allis-Chalmers                           386       370
Note payable to Wells Fargo - Subordinated Debt - Allis-Chalmers, net              2,675     2,375
Line of Credit to Wells Fargo - AirComp                                              369        --
Note payable to Wells Fargo - Term Note-AirComp                                    7,429        --
Subordinated Note payable to M-I L.L.C - AirComp                                   4,818        --
                                                                                 --------  --------
Total debt                                                                        32,233    21,221
Less short-term debt and current maturities                                        5,150    13,890
                                                                                 --------  --------
Long-term debt obligations                                                       $27,083   $ 7,331
                                                                                 ========  ========

The debt above is stated as of December 31, 2003 and 2002, net of the remaining put obligations totaling approximately $325,000 and $842,000 respectively that are disclosed further in "REDEEMABLE WARRANTS" below. As of December 31, 2003 and 2002, the gross debt is equal to approximately $32,558,000 and $22,063,000, respectively.

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements. As of December 31, 2003, the Company's weighted average interest rate for all of its outstanding debt is approximately 6.34%. As of December 31, 2002, the Company's weighted average interest rate for all of its outstanding debt was approximately 8.5%.

Maturities of debt obligations at December 31, 2003 are as follows:

                                            Maturities of Debt
                                            ------------------
                                              (in thousands)
            Year ended:
December 31, 2004                                $   6,800
December 31, 2005                                    9,465
December 31, 2006                                    5,533
December 31, 2007                                    5,581
December 31, 2008 and thereafter                     4,854
                                            ------------------
                 Total                           $  32,233
                                            ==================

In April 2004, as discussed in "Note 20 - Recent Developments," the maturity dates of obligations aggregating $9,768,000 were extended from January and February 2005 to January and February 2006, which will delay the maturity of a portion of the amounts set forth above as having maturity dates during the years ending December 31, 2004 and December 31, 2005.

The debt agreements are as follows:

MOUNTAIN AIR

NOTES PAYABLE TO WELLS FARGO - EQUIPMENT LEASING - A term loan in the original amount of $267,000 at an interest rates of 5%, interest payable monthly, with monthly principal payments of $5,039 due on the last day of the month. The maturity date of the loan is June 30, 2008. The balance at December 31, 2003 was 247,000.

NOTE PAYABLE TO SELLER OF MOUNTAIN AIR DRILLING SERVICE COMPANY ("MADSCO") - A note to the sellers of MADSCO assets in the original amount of $2,200,000 at 5.75% simple interest was reduced to $1,469,151 as a result of the settlement of a legal action against the sellers. The principal and accrued interest is due on September 30, 2007 in the amount of $1,863,195. See Note 15 for information regarding the modification to the terms of this agreement. The balance at December 31, 2003 was $1,511,000.

JENS'

NOTE PAYABLE TO WELLS FARGO CREDIT, INC. - TERM NOTE - A term loan in the original amount of $4,042,396 was amended in October 2003 to $5,100,000 at a floating interest rate (6.0% at December 31, 2003) with monthly principal payments of $85,000 plus 25% of Jens' receipt of any payment from Maytep. The maturity date of the loan was January 31, 2005 but in April 2004 was extended to January 31, 2006. The balance at December 31, 2003 was $4,654,000.

NOTE PAYABLE TO WELLS FARGO CREDIT INC. - REAL ESTATE NOTE - A real estate loan in the amount of $532,000 at floating interest rate (6.0% at December 31, 2003) with monthly principal payments of $14,778 plus accrued interest. The principal will be due on Janaury 31, 2005. The balance at December 31, 2003 was $207,000.
                                       44

LINE OF CREDIT WITH WELLS FARGO CREDIT, INC. - At December 31, 2003, Jens had a $1,000,000 line of credit at Wells Fargo Credit, Inc., of which $26,000 was outstanding. The committed line of credit is due on January 31, 2005 but in April 2003 was extended to January 31, 2006. Interest accrues at a floating rate plus 3% (7.0% at December 31, 2003) for the committed portion. Additionally, Jens' pays a 0.5% fee for the uncommitted portion.

SUBORDINATED NOTE PAYABLE TO SELLER OF JENS' -A subordinated seller's note in the original amount of $4,000,000 at 7.5% simple interest. At December 31, 2003, $533,000 of interest was accrued and was included in accrued interest. The principal and interest are due on January 31, 2006. The note is subordinated to the rights of the Company's bank lenders.

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 4), the Company agreed to cause Jens' to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. Jens' is to make monthly payments of $20,576 through the period ended January 31, 2007. As of December 31, 2003, the balance was approximately $761,000 including $247,000 classified as short-term.

NOTE PAYABLE TO TEXAS STATE BANK - TERM NOTE - A term loan in the original amount of $397,080 at a floating interest rate (6.0% at December 31, 2003) with monthly principal payments of $11,000 plus interest. The maturity date of the loan is September 17, 2006. As of December 31, 2003, the outstanding balance was $354,000.

STRATA

VENDOR FINANCING - In December 2003, Strata entered into a short-term vendor financing agreement in the original amount of $1,746,000 with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement provides for repayment of all amounts due no later than December 30, 2005. Payment of the interest on the note is due monthly and three principal payments are due in October 2004, April 2005 and December 2005. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2003, the outstanding balance was approximately $1,746,000.

VENDOR FINANCING - In October 2003, Strata entered into a short-term vendor financing agreement in the original amount of $779,000 with a major supplier of drilling motors for the purchase of fifty (50) drilling motors. The agreement provides for repayment of all amounts due no later than October 31, 2004. Paymenton the note is due monthly in the amount of $71,000 plus interest. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2003, the outstanding balance was approximately $637,000.

LINE OF CREDIT WITH WELLS FARGO CREDIT, INC.- At December 31, 2003, Strata has a $2,500,000 line of credit at Wells Fargo Credit, Inc., of which $2,413,000 was outstanding. The committed line of credit was due on January 31, 2005 but in April 2004 was extended to January 31, 2006. Interest accrues at a floating interest rate plus 3% (7.0% at December 31, 2003) for the committed portion. Additionally, Strata pays a 0.5% annual fee for the uncommitted portion.

ALLIS-CHALMERS

NOTES PAYABLE TO WELLS FARGO ENERGY CAPITAL, INC. - SUBORDINATED DEBT AND AMORTIZATION OF REDEEMABLE WARRANT - Secured subordinated debt issued to partially finance the acquisitions of Jens' and Strata in the original amount of $3,000,000 at 12% interest payable monthly. Of this amount $2,675,000 was outstanding on December 31, 2003. The principal was due on January 31, 2005 but in April 2004 was extended to February 1, 2006. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see REEDEMABLE WARRANTS below and Note 12). The discount is amortizable over three years beginning February 6, 2002 as additional interest expense of which $300,000 has been recognized for the year ended December 31, 2003. The debt is recorded at $2,675,000, net of the unamortized portion of the put obligation.

NOTES PAYABLE TO CERTAIN FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5%, compounded quarterly, and are due March 28, 2005. At December 31, 2003, the notes are recorded at $386,000, including accrued interest.

REDEEMABLE WARRANTS o The Company issued redeemable warrants that are exercisable for up to 1,165,000 shares of the Company's common stock at an exercise price of $0.15 per share ("Warrants A and B") and non-redeemable warrants that are exercisable for a maximum of 335,000 shares of the Company's common stock at $1.00 per share ("Warrant C"). The warrants were issued in connection with the issuance of a subordinated debt instrument for Mountain Air in 2001, subsequently repaid in connection with the formation of AirComp in July 2003 and the related issuance of the $3 million subordinated debt discussed above (collectively, the "Subordinated Debt"). Warrants A and B are subject to cash redemption provisions ("puts") in the amount of $600,000 and $900,000, respectively, at the discretion of the warrant holders beginning at the earlier of the final maturity date of the Subordinated Debt or three years from the closing of the Subordinated Debt (January 31, 2005). Warrant C does not contain any such puts or provisions. In April 2004 the maturity date of the debt was extended to February 1, 2006. The Company has recorded a liability of $600,000 at Mountain Air and $900,000 at Allis-Chalmers for a total of $1,500,000 and is amortizing the effects of the puts to interest expense over the life of the Subordinated Debt.

GUARANTEE OF SUBSIDIARY OBLIGATIONS. The Company guarantees many of its subsidiaries' obligations. In addition, the Company's Chief Executive Officer and Chairman, Munawar H. Hidayatallah, and his wife, guarantee substantially all of the Company's obligations.

AIRCOMP LLC

LINE OF CREDIT WITH WELLS FARGO BANK - a $1,000,000 line of credit at Wells Fargo bank, of which $369,000 was outstanding at December 31, 2003. Interest accrues at a floating interest rate plus 2.25% (6.25% at December 31, 2003) for the committed portion and is payable quarterly starting in September 2003. Additionally, AirComp pays a 0.5% annual fee for the uncommitted portion. The line of credit must be repaid on June 27, 2007.

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the original amount of $8,000,000 at variable interest rates related to the Prime or LIBOR rates (4.09% at December 31, 2003), interest payable quarterly, with quarterly principal payments of $286,000 due on the last day of the quarter beginning in July 2003. The maturity date of the loan is June 27, 2007. The balance at December 31, 2003 was $7,429,000

NOTE PAYABLE TO WELLS FARGO - EQUIPMENT TERM LOAN - A delayed draw term loan in the amount of $1,000,000 with interest at a rate equal to the LIBOR rate plus 2.0% to 2.75%, with quarterly payments of interest and quarterly payments of principal equal to 5% of the outstanding balance commencing in the first quarter of 2005. The maturity date of the loan is June 27, 2007. AirComp has not yet drawn down on this note and there was no outstanding balance at December 31, 2003.

NOTE PAYABLE TO M-I L.L.C. - SUBORDINATED DEBT - Subordinated debt in the amount of $4,818,000 bearing an annual interest rate of 5% in conjunction with the joint venture. The note is due and payable when M-I sells its interest or a termination of AirComp occurs. At December 31, 2003, $120,000 of interest was accrued and included in accrued interest.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company rents office space on a five-year lease, which expires February 5, 2006. The Company and its subsidiaries also rent certain other facilities and shop yards for equipment storage and maintenance. Facility rent expense for the years ended December 31, 2003, 2002 and 2001 was $370,000, $303,000 and $90,000,
respectively. The Company has no further lease obligations.

At December 31, 2003, future minimum rental commitments for all operating leases are as follows:

                                            Operating Leases
                                            -----------------
                                              (in thousands)
            Year ended:
December 31, 2004                                    $   318
December 31, 2005                                        207
December 31, 2006                                        116
December 31, 2007                                        115
December 31, 2008 and thereafter                          58
                                            -----------------
                 Total                               $   814
                                            =================
NOTE 10 - SHAREHOLDERS' EQUITY

The equity and per share data on the financial statements as of December 31, 2001 have been presented so as to give effect to the recapitalization of the Company, which occurred in the reverse acquisition of Allis-Chalmers on May 9, 2001. Under the recapitalization, the original number of shares outstanding of the formerly private OilQuip is considered to have been exchanged for the 10,000,000 shares of Allis-Chalmers that were issued on the date of the reverse acquisition to the owners of OilQuip.

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

In connection with the Strata purchase, the Company authorized the creation of Preferred Stock. The Preferred Stock has cumulative dividends at ten percent per annum payable in additional shares of Preferred Stock or if elected and declared by the Company, in cash. Additionally, the Preferred Stock was convertible into common stock of the Company. The Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Preferred Stock was $1.00 per share plus accrued dividend rights.

The Preferred Stock, including accrued dividend rights, was converted into 8,590,449 shares of common stock on April 2, 2004 (See, "Recent Developments.")

For the year ended December 31, 2003, the Company has accrued $671,000 of dividends payable to the Preferred Stock holders. No dividends have been declared or paid to date. On April 2, 2004, the outstanding Preferred Stock, including accrued dividends, was converted into 8,590,449 shares of common stock.

In connection with the Strata Acquisition, the Company issued to Energy Spectrum a warrant to purchase 437,500 shares of the Company's common stock at an exercise price of $0.15 per share, and on February 19, 2003, the Company issued an additional warrant to purchase 875,000 shares of the Company's common stock at an exercise price of $0.15 per share. The warrant issued on February 19, 2003 was valued in accordance with the Black-Scholes valuation model at approximately $306,000. The fair value of this warrant issuance was recorded similar to a preferred share dividend.

NOTE 11 - STOCK OPTIONS

In 2000, in conjunction with the promissory notes issued to certain current and former Directors (Note 8), Allis-Chalmers' Board of Directors also granted stock options to these same individuals. Options to purchase 24,000 shares of common stock were granted with an exercise price of $2.75. These options vested immediately and may be exercised any time prior to March 28, 2010. As of December 31, 2003, none of the stock options were exercised. No compensation expense has been recorded for these options that were issued with an exercise price approximately equal to the fair value of the common stock at the date of grant.

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

On December 16, 2003, the Board granted to the employees of the Company options to purchase 4,272,500 shares of common stock, and issued options to purchase 70,000 shares of common stock to non-employee directors and to Energy Spectrum Partners LP as compensation for services rendered by directors in 2002 and 2003. These options are exercisable for 10 years from December 16, 2003 at $0.55 per share. As of December 31, 2003, none of the stock options were exercised.

A summary of the Company's stock option activity and related information is as follows:

                         December 31, 2003           December 31, 2002             December 31, 2001
                                 Weighted Avg.                Weighted Avg.                Weighted Avg.
                    Shares Under   Exercise      Shares Under   Exercise      Shares Under   Exercise
                      Option         Price         Option         Price         Option         Price
                    -----------  --------------  -----------  --------------  -----------  --------------
Beginning balance      524,000   $        0.60      524,000   $        0.60       24,000   $        2.75
Granted              4,342,500            0.55           --              --      500,000             .50
Canceled                    --              --           --              --           --              --
Exercised                   --              --           --              --           --              --
                    -----------  --------------  -----------  --------------  -----------  --------------

Ending balance       4,866,500   $        0.56      524,000   $        0.60      524,000   $         .60
                    ===========  ==============  ===========  ==============  ===========  ==============

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2003:

                                      Weighted Average
                                          Remaining     Weighted Average
Exercise Price  Shares Under Option   Contractual Life     Fair Value
--------------  --------------------  ----------------  ----------------
$0.50                       500,000      7.75 years          $1.00
$2.75                        24,000      6.25 years          $1.97
$0.55                     4,342,500     10.00 years          $0.55
------                    ---------     ------------         ------
$0.56                     4,866,500      9.75 years          $0.63
======                    =========     ============         ======

There were no stock options issued to employees or directors in the year ended December 31, 2002.

NOTE 12 - STOCK PURCHASE WARRANTS

In conjunction with the Mountain Air purchase by OilQuip in February of 2001, Mountain Air issued a common stock warrant for 620,000 shares to a third-party investment firm that assisted the Company in its initial identification and purchase of the Mountain Air assets. The warrant entitles the holder to acquire up to 620,000 shares of common stock of Mountain Air at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001. The stock purchase warrant has been recorded at a fair value of $200,000 for the year ended December 31, 2001.

As more fully described in Note 8, Mountain Air and Allis-Chalmers issued two warrants ("Warrants A and B") for the purchase of 1,165,000 total shares of the Company's common stock at an exercise price of $0.15 per share and one warrant for the purchase of 335,000 shares of the Company's common stock at an exercise price of $1.00 per share ("Warrant C") in connection with their subordinated debt financing. The holders may redeem Warrants A and B for a total of $1,500,000 as of January 31, 2005. The fair value of Warrant C was established in accordance with the Black-Scholes valuation model and as a result, $47,000 was added to shareholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected lives of four years.

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

In connection with the Strata Acquisition, on February 19, 2003, the Company issued Energy Spectrum an additional warrant to purchase 875,000 shares of the Company's common stock at an exercise price of $0.15 per share.

The Preferred Stock, including accrued dividend rights, was converted into 8,590,449 shares of common stock on April 2, 2004 (See, "Recent Developments.")

NOTE 13 - LEASE RECEIVABLE

In June 2002, the Company's subsidiary, Strata, sold its measurement while drilling (MWD) assets to a third party. Under the terms of the sale, the Company will receive at least $15,000 per month for thirty-six months. After thirty-six months, the purchaser has the option to pay the remaining balance or continue paying a minimum of $15,000 per month for twenty-four additional months. After the expiration of the additional twenty-four months, the purchaser must repay any remaining balance. This transaction has been accounted for as a direct financing lease with the nominal residual gain from the asset sale deferred into income over the life of the lease. During the year ended December 31, 2003, the Company received a total of $251,000 in payments from the third party related to this lease.

NOTE 14 - RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company owed the Chief Executive Officer of the Company $193,000 related to deferred compensation, and for advances totaling $49,000, respectively. Also the Company owed a former Executive Vice President and shareholder of the Company advances totaling $70,000, and deferred compensation of $42,000.

The Company's Chief Executive Officer, Munawar H. Hidayatallah, and his wife have guaranteed substantially all of the debt obligations of the Company and its subsidiaries. The Company has agreed to compensate the Chief Executive Officer annual fee equal to 1/4 of 1% of the amount of debts of the Company and its subsidiaries guaranteed by Mr. Hidayatallah and his wife payable quarterly beginning on March 31, 2004.

The President of the Company is the former owner of Jens' and currently holds a 19% minority interest in Jens'. This same individual is the holder of a $4,000,000 subordinated note payable issued by Jens' and is also owed $533,000 in accrued interest and $761,000 related to the obligation of a non-compete agreement (Note 8).

The President of the Company and formerly the sole proprietor of Jens' owns a shop yard, which he leases to Jens' on a monthly basis. The annual lease payments to the President under the terms of the lease were $28,800 for each of the years ended December 31, 2003 and 2002.

In addition, the President of the Company and members of his family own 100% of Tex-Mex Rental & Supply Co., a Texas corporation, that sold approximately $173,000 and $290,000 of equipment and other supplies to Jens' for the years ended December 31, 2003 and 2002, respectively. Management of the Company believes these transactions were on terms at least as favorable to Jens' as could have been obtained from unrelated third parties.

As further explained in Note 8, former directors of the Company were provided with promissory notes in 2000 in lieu of compensation for past services provided. A total of $386,000 included in the long-term debt of the Company is due the former directors and current shareholders of the Company as of December 31, 2003.

At December 31, 2003, Mountain Air owes its other joint venture partner in AirComp, LLC, M-I Fluids, LLC a total of $73,000.

NOTE 15 - SETTLEMENT ON LAWSUIT

In June 2003, Mountain Air filed a lawsuit against the former owners of Mountain Air Drilling Service Company (the "Sellers") for breaches in the asset purchase agreement. The Sellers stored hazardous materials on the property leased by Mountain Air without the consent of Mountain Air and violated the non-compete clause in the asset purchase agreement.

On July 15, 2003, Mountain Air entered into a settlement agreement with the Sellers. As of the date of the agreement, Mountain Air owed the Sellers a total of $2,563,195 including $2.2 million in principal and $363,195 in accrued interest. As part of the settlement agreement, the note payable to the Sellers was reduced from $2.2 million to $1.5 million. The note payable no longer accrues interest and the due date of the note payable was extended from February 6, 2006 to September 30, 2007. The lump-sum payment due the Sellers at that date will be $1,863,195. Mountain Air recorded a one-time gain on the reduction of the note payable to the Sellers of $1,034,000 in the third quarter of 2003. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003.

NOTE 16 - SEGMENT INFORMATION

The Company has three operating segments including Casing Services (Jens'), Directional Drilling Services (Strata) and Compressed Air Drilling Services (AirComp). All of the segments provide services to the petroleum industry. The Company only operated in one reporting segment for the year ended December 31, 2001. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the Corporate function are reported below for the years ended December 31, 2003 and 2002:

                                                         Year Ended December 31,
                                                           2003          2002
                                                             (in thousands)

REVENUES:
Casing services                                          $ 10,037      $  7,796
Directional drilling services                              16,008         6,529
Compressed air drilling services                            6,679         3,665
                                                         ---------     ---------

Total revenues                                           $ 32,724      $ 17,790
                                                         =========     =========

OPERATING INCOME (LOSS):
Casing services                                          $  3,628      $  2,495
Directional drilling services                               1,103          (576)
Compressed air drilling services                              115          (945)
General corporate                                          (2,222)       (2,144)
                                                         ---------     ---------

Total income/(loss) from operations                      $  2,624      $ (1,170)
                                                         =========     =========

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                          $  1,413      $  1,265
Directional drilling services                                 275           295
Compressed air drilling services                            1,041           955
General corporate                                             109            65
                                                         ---------     ---------

Total depreciation and amortization expense              $  2,838      $  2,580
                                                         =========     =========

INTEREST EXPENSE:
Casing services                                          $  1,044      $    643
Directional drilling services                                 268           215
Compressed air drilling services                              839           761
General corporate                                             316           637
                                                         ---------     ---------

Total interest expense                                   $  2,467      $  2,256
                                                         =========     =========

CAPITAL EXPENDITURES
Casing services                                          $  2,176      $    137
Directional drilling services                               1,066            83
Compressed air drilling services                            2,093           288
General corporate                                              19            10
                                                         ---------     ---------

Total capital expenditures                               $  5,354      $    518
                                                         =========     =========

ASSETS:
Casing services                                          $ 18,191      $ 15,681
Directional drilling services                              11,529         8,888
Compressed air drilling services                           17,946         9,138
General corporate                                           1,207         1,071
                                                         ---------     ---------

Total assets                                             $ 48,873      $ 34,778
                                                         =========     =========

The following table contains the customers that represent more than 10% of the revenues for each of the three operating segments at December 31, 2003 and 2002:

                                                     2003                                     2002

      Casing Services                   El Paso Production Oil & Gas               El Paso Production Oil & Gas
                                        Materiales Y Equipos Petroleros            Materiales Y Equipos Petroleros

      Directional drilling services     Anadarko Petroleum Corporation             Anadarko Petroleum Corporation
                                        El Paso Production Oil & Gas               El Paso Production Oil & Gas
                                                                                   Santos USA Corporation

      Compressed air drilling services  Burlington Resources Oil & Gas Co., L.P.   Burlington Resources Oil & Gas Co., L.P.
                                        Calpine Corporation                        Devon Energy Production Co.
                                                                                   Texaco Exploration and Production

NOTE 17 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                            December    December    December
                                                             31, 2003    31, 2002    31, 2001
                                                            ---------   ---------   ---------
                                                                      (in thousands)

Non-cash investing and financing transactions in connection with the acquisition of Mountain Air assets and merger of Allis-Chalmers and OilQuip:

Fair value of net assets acquired                           $     --    $     --    $ (7,183)
Goodwill and other intangibles                                    --          --      (2,732)
Notes payable to Seller of Mountain Air                           --          --       2,200
Fair value of common stock exchanged                        $     --    $     --    $ (2,799)
Fair value of net assets, net of cash received                    --          --         892
                                                            ---------   ---------   ---------
Net cash paid to acquire subsidiary and consummate merger   $     --    $     --    $ (6,829)
                                                            =========   =========   =========

Non-cash investing and financing transactions in connection with the acquisitions of Jens' and Strata:

Fair value of net assets acquired                           $     --    $(13,945)   $     --
Goodwill and other intangibles                                    --      (5,903)         --
Note payable to Seller of Jens' Oilfield Service                  --       4,000          --
Value of common stock issued                                      --       3,735          --
Issuance of preferred stock                                       --       3,500          --
Fair value of warrants issued                                     --         314          --
                                                            ---------   ---------   ---------
Net cash paid to acquire subsidiary                         $     --    $ (8,299)   $     --
                                                            =========   =========   =========

Other non-cash investing and financing transactions:

Sale of property & equipment in connection with
     the direct financing lease (Note 13)                   $     --    $  1,193    $     --

(Gain) on settlement of debt                                $ (1,034)   $     --    $     --

Amortization of discount on debt                            $    442    $     --    $     --

Purchase of equipment financed through assumption of
      debt or accounts payable                              $    906    $     --    $     --

Other non-cash investing and financing transactions in connection with AirComp:

Issuance of debt to joint venture by M-I                    $ (4,818)   $     --    $     --

Contribution of property, plant and equipment by
M-I to joint venture                                        $  6,369    $     --    $     --

Difference of Company's investment cost basis in
AirComp and their share of underlying equity of net
assets of AirComp                                           $ (1,551)   $     --    $     --
                                                            ---------   ---------   ---------
Net cash paid in connection with the joint venture          $     --    $     --    $     --
                                                            =========   =========   =========

                                            51

NOTE 18 - QUARTERLY RESULTS (UNAUDITED)

                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                   ---------   ---------   ---------   ---------
                                      (In thousands, except per share amounts)
YEAR 2003

Revenues                           $  6,999    $  7,340    $  8,089    $ 10,296

Operating income (loss)               1,023         910         727         (36)

Net income (loss)                        59        (335)      1,131        (307)
                                   ---------   ---------   ---------   ---------
Preferred stock dividend               (394)        (87)        (88)        (87)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (335)   $   (422)   $  1,043    $   (394)
                                   =========   =========   =========   =========
Income (loss) per common share
  Basic:                           $  (0.02)   $  (0.02)   $   0.05    $  (0.02)
                                   =========   =========   =========   =========
Income (loss) per common share
  Diluted:                         $  (0.02)   $  (0.02)   $   0.05    $  (0.02)
                                   =========   =========   =========   =========

YEAR 2002

Revenues                           $  3,253    $  4,238    $  4,775    $  5,724

Operating income (loss)                (133)       (729)       (540)        232

Net income (loss)                      (640)       (869)     (1,505)       (955)
                                   ---------   ---------   ---------   ---------
Preferred stock dividend                (58)        (87)        (87)        (89)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (698)   $   (956)   $ (1,592)   $ (1,044)
                                   =========   =========   =========   =========
Income (loss) per common share
  (Basic and diluted)              $  (0.04)   $  (0.05)   $  (0.08)   $  (0.06)
                                   =========   =========   =========   =========

NOTE 19 - LEGAL MATTERS

The Company is involved in various legal proceedings that arose in the ordinary course of various business. The legal proceedings are at different stages. In addition, special trusts established in connection with the Company's reorganization (See Note 2 - Emergence From Chapter 11) are responsible for certain costs and expenses related to the Company's pre-bankruptcy obligations. In the opinion of management and their legal counsel, the ultimate gain or loss, if any, to the Company from all such proceedings can not be reasonably estimated at this time.

NOTE 20 - SUBSEQUENT EVENTS

On March 15, 2004, the Company filed an application to list the common stock on the American Stock Exchange. However, approval of listing of the common stock is subject to numerous conditions, including that the Companywe effect a reverse stock split resulting in an increase in the per share price to at least $3.00 per share, and meet certain other quantitative and qualitative standards. While the stockholders and board of directors have approved a future reverse stock split (see "Item 4 - Submission of Matters to a Vote of Security Holders"), there can be no assurance that the Company will meet the listing requirements of the American Stock Exchange or any other exchange.

On April 2, 2004, the Company entered into the following transactions:

         o In exchange for an investment of $2 million, the Company issued 3,100,000 shares of common stock for a purchase price equal to $0.50 per share, and warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1,550,000, and the aggregate purchase price for the warrants was $450,000.

         o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 8,590,449 shares of common stock.

         o The Company, the Investor Group, Energy Spectrum, and director Saeed Sheikh, and officers and directors Munawar H. Hidayatallah and Jens H. Mortensen entered into a stockholders agreement pursuant to which the parties have agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. In addition, the parties and the Company agreed that in the event the Company has not effected a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets.

         o Wells Fargo Credit, Inc. and Wells Fargo Energy Capital, Inc. extended the maturity dates for certain obligations (which at December 31, 2003, aggregated approximately $9,768,000) from January and February of 2005 to January and February 2006. As a condition of the extension, the Company will make a $400,000 initial payment and 24 monthly principal payments in the amount of $25,000 each to Wells Fargo Energy Capital, Inc. As part of the extension, the lenders waived certain defaults including defaults relating to the failure of Jens' and Strata to comply with certain covenants relating to the amount of their capital expenditures, and amended certain covenants set forth in the loan agreements on an on-going basis. In addition, Wells Fargo Credit, Inc. increased Strata's line of credit from $2.5 million to $4.0 million.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

ITEM 9A. CONTROLS AND PROCEDURES.

(a). EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference from the section entitled "Election of Directors" and "Executive Compensation and Other Matters" and other relevant portions of the Information Statement (the "Information Statement") on Schedule 14C to be filed by the registrant not later than 120 days following December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section entitled "Corporate Governance" and other relevant portions of the Information Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED

The Index to Financial Statements is included on page 28 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto. The exhibits listed on the Exhibit Index located at Page 56 of this Annual Report are filed as part of this Form 10K.


(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS

The exhibits listed on the Exhibit Index located at Page 56 of this Annual Report are filed as part of this Form 10K.

(d) FINANCIAL STATEMENT SCHEDULES

None.
                                       54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

                    /S/ MUNAWAR H. HIDAYATALLAH
                    ------------------------------------
                    MUNAWAR H. HIDAYATALLAH
                    CHIEF EXECUTIVE OFFICER AND CHAIRMAN

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

NAME                                  TITLE                                     DATE
--------------------------------      ------------------------------------      ------------------
/S/ MUNAWAR H. HIDAYATALLAH           Chairman and Chief Executive Officer        April 14, 2004
--------------------------------      (Principal Financial Officer and
Munawar H. Hidayatallah               Principle Executive Officer)

/S/ JENS H. MORTENSEN                 President, Chief Operating Officer          April 14, 2004
--------------------------------      and Director
Jens H. Mortensen

/S/ TODD SEWARD                       Chief Accounting Officer                    April 14, 2004
--------------------------------      (Principal Accounting Officer)
Todd Seward

/S/ DAVID A. GROSHOFF                 Director                                    April 14, 2004
--------------------------------
David A. Groshoff

/S/ SAEED SHEIKH                      Director                                    April 14, 2004
--------------------------------
Saeed Sheikh

/S/ LEONARD TOBOROFF                  Director                                    April 14, 2004
--------------------------------
Leonard Toboroff

/S/ JAMES W. SPANN                    Director                                    April 14, 2004
--------------------------------
James W. Spann

/S/ ROBERT E. NEDERLANDER             Director                                    April 14, 2004
--------------------------------
Robert E. Nederlander

/S/ CHRISTINA E. WOODS                Director                                    April 14, 2004
--------------------------------
Christina E. Woods

/S/ THOMAS O. WHITENER, JR.           Director                                    April 14, 2004
--------------------------------
Thomas O Whitener, Jr.


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

2.9 Registration Rights Agreement dated by and among Allis-Chalmers Corporation and Energy Spectrum Partners LP (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31,
         2001).

2.10 Shareholders' Agreement among Allis-Chalmers Corporation and the Shareholders and Warrant holder signatories thereto dated February 1, 2002 (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

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

*10.11 Employment Agreement dated February 7, 2001 by and between OilQuip Rentals, Inc. and Munawar H. Hidayatallah (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31,
         2001).

10.12 Asset Purchase Agreement entered into as of February 6, 2001 by and among Mountain Compressed Air, Inc., Mountain Drilling Service Co., Inc. and Rod and Linda Huskey with related Promissory Note.

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

10.19 Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated February 6, 2001. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.20 First Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated August 9, 2001. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.21 Second Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated November 30, 2001. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.22 Third Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated January 31, 2002. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.23 Fourth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated April 30, 2002. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.24 Fifth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated August 6, 2002. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.25 Sixth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated January 1, 2003. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.26 Forbearance Agreement and Second Amendment to Amended and Restated Credit Agreement dated March 21, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.27 Forbearance Agreement and First Amendment to Credit Agreement between Jens' Oilfield Services, Inc., and Wells Fargo Credit, Inc., dated March 21, 2003. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.28 Forbearance Agreement between Mountain Compressed Air, Inc., and Wells Fargo Equipment Finance, Inc., dated January 17, 2003. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.29 Ratification of Previously Executed Security Agreement dated August 9, 2001, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.30 Subordination and Intercreditor Agreement by and among Mountain Compressed Air, Inc., Wells Fargo Energy Capital, Inc. and Wells Fargo Equipment Finance, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.31 Credit Agreement dated as of February 6, 2001, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital, Inc., with related Term Note, Warrant Purchase Agreement and Warrant. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.32 First Amendment to Credit Agreement dated as of February 1, 2002, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.33 Joint Venture Agreement entered into as of June 27, 2003 by and between Mountain Compressed Air, Inc. and M-I L.L.C. (incorporated by reference to the Company's Current Report on Form 8-K filed July 16, 2003)

10.34 Credit and Security Agreement by and between AirComp, L.L.C. and Wells Fargo Bank Texas NA, including Term Note, Revolving Line of Credit, and Delayed Draw Term Note, each filed as of June 27, 2003. (incorporated by reference to the Company's Current Report on Form 8-K filed July 16,
         2003)

10.35 Security Agreement by and between AirComp, L.L.C. and Wells Fargo Bank Texas NA, filed as of June 27, 2003. (incorporated by reference to the Company's Current Report on Form 8-K dated July 16, 2003)

10.36 Employment Agreement dated July 1, 2003, by and between AirComp, L.L.C and Terry Keane. (incorporated by reference to the Company's Current Report on Form 8-K filed July 16, 2003)

10.37 Second Amendment to Credit Agreement dated as of February 1, 2003, by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.38 Second Amendment to Credit Agreement dated as of September 30 2003, by and between Jens Oilfield Service, Inc. and Wells Fargo Credit Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.39 Third Amendment to Credit Agreement dated as of September, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.40 First Amendment to Credit Agreement dated as of October 1, 2003, by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003)

*10.41   Form of Option Certificate issued pursuant to 2003 Stock Incentive
         Plan.

*10.42   2003 Stock Incentive Plan

14.1     Code of Ethics

21.1     Subsidiaries of Allis-Chalmers Corporation.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer, President and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensation Plan or Agreement