Form 10-K/A
period 2003-12-31
ALLIS CHALMERS CORP
filed 2004-04-29
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 FORM 10-K/A - 1
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the average of the bid and ask price of the common stock of $0.975 per share on APRIL 28, 2004, as reported on the OTC Bulletin Board, was approximately $1,930,306 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

At April 26, 2004, there were 31,393,789 shares of common stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A-1 is being filed by Allis-Chalmers Corporation (the "Company" or "Allis-Chalmers") to provide the disclosures required under Part III of Form 10-K, since the Company's definitive proxy statement for its 2004 annual meeting of stockholders will not be held within 120 days following December 31, 2003.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company's principal executive officer and principal financial and accounting officers are being filed as exhibits to this Form 10-K/A-1 under Item 15 of Part IV.

For purposes of this Form 10-K/A-1, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on April 14, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A-1 to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.


                            2003 FORM 10-K/A CONTENTS
                            -------------------------


                                    PART III

Item 10. Directors and Executive Officers of the Registrant................... 3
Item 11. Executive Compensation............................................... 8
Item 12. Security Ownership of Certain Beneficial Owners and Management.......11
Item 13. Certain Relationships and Related Transactions.......................14
Item 14. Principal Accounting Fees and Services...............................16


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......16

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION REGARDING DIRECTORS

The following individuals serve on our Board for a term of one year and until their successors are elected and take office:

NAME                                   AGE                       DIRECTOR SINCE
----                                   ---                       --------------

David A. Groshoff                      32                         October 1999
Munawar H. Hidayatallah                59                           May 2001
Jens H. Mortensen, Jr.                 51                         February 2003
Robert E. Nederlander                  71                           May 1989
Saeed M. Sheikh                        67                           May 2001
James W. Spann                         51                         February 2002
Leonard Toboroff                       71                           May 1989
Thomas O. Whitener, Jr.                57                         February 2002
Christina E. Woods                     26                          March 2004

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

Munawar H. Hidayatallah has served as our Chairman of the Board and Chief Executive Officer since May 2001, and was President from May 2001 through February 2003. Mr. Hidayatallah was Chief Executive Officer of OilQuip Rentals, Inc., which merged with us in May 2001, from its formation in February 2000 until the date of the merger. From December 1994 until August 1999, Mr. Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc., which was acquired by National Oilwell, Inc. in early 2000. IRI International, Inc. manufactured, sold and rented oilfield equipment to the oilfield and natural gas exploration and production sectors. From August 1999 until February 2000, Mr. Hidayatallah worked as a consultant to IRI International, Inc. and Riddell Sports Inc.

Mr. Jens H. Mortensen, Jr. has served as our director since February 2002 and as our President and Chief Operating Officer since February, 2003. Mr. Mortensen formed and has served as President and Chief Executive Officer of Jens' Oilfield Service, Inc. ("Jens'"), one of our subsidiaries, since 1982 after having spent eight years in operations and sales positions with a South Texas casing crew operator. As sole stockholder and CEO of Jens', Mr. Mortensen grew the company from its infancy to approximately $10.0 million of revenues in 2001. Mr. Mortensen's experience includes extensive knowledge of specialized equipment utilized to install the various strings of casing required to drill and complete oil and gas wells.

Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the Board from May 1989 to 1993, and as our Vice Chairman of the Board from 1993 to 1996. Mr. Nederlander has been a Director of Cendant Corp since December 1997 and Chairman of the Corporate Governance Committee of Cendant Corp. since 2002. Mr. Nederlander was a Director of HFS from July 1995 to December 1997. Since November 1981, Mr. Nederlander has been President and/or Director of the Nederlander Organization, Inc., owner and operator of legitimate theaters in the New York City. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside the New York City. Mr. Nederlander was Chairman of the Board of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 to September 2003 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. Mr. Nederlander has been a limited partner and a director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985 and was Chairman of the Board and Chief Executive Officer of Mego Financial Corp. from January 1988 to January 2002. Mr. Nederlander was a director of Mego Mortgage Corp. from September 1996 until June 1998.

Saeed M. Sheikh has served as our director since May 2001. Since 1972 Mr. Sheikh has served as President and a director of Star Trading & Marine, Inc., a ship brokerage firm and international shipping agent.

James W. Spann has served as our director since February 2002. Mr. Spann was a founding partner and since May 1996 has served as Chief Investment Officer of Energy Spectrum Capital, the general partner of Energy Spectrum Partners LP ("Energy Spectrum"), a private equity partnership focusing on the energy industry and our largest stockholder. Prior to 1996, Mr. Spann was a managing director of CIGNA Private Securities, the private debt and equity investment division of CIGNA Corporation, at which Mr. Spann oversaw a portfolio of private oil, chemical and gas securities totaling over $1.5 billion.

Leonard Toboroff has served as our director and Vice Chairman of the Board since May 1989 and served as our Executive Vice President from May 1989 until February 2002. Mr. Toboroff served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 through October 2003, and is also a director of Engex Corp. Mr. Toboroff has been a practicing attorney continuously since 1961.

Thomas O. Whitener, Jr. has served as our director since February 1, 2002. Mr. Whitener is a founding partner of Energy Spectrum Capital and has been a partner since May 1996. Mr. Whitener has also served as a managing director of Energy Spectrum Securities Corp., a financial advisory firm for energy companies, since October 1997. Mr. Whitener has been financing companies in the energy industry since 1974. From 1987 to 1996, Mr. Whitener was an investment banker with R. Reid Investments Inc. and Dean Witter Reynolds.

Christina E. Woods has served as our director since March 2004. Ms. Woods joined Energy Spectrum as an accountant in October 1999 and for the last four years has functioned as its Accounting Manager. As such, Ms. Woods managed all functions of accounting, including revenue recognition, expense recognition, accounts payable and accounts receivable. Ms. Woods also coordinates and supervises Energy Spectrum's audit and tax engagements, and has been the firm's primary contact for such engagements. Since October 2002, Ms. Woods has become actively involved in Energy Spectrum's private equity investment activities by assisting in strategic and due diligence analyses for potential investments and assisting with the monitoring and oversight of current investments. Ms. Woods received her Bachelor of Arts degree in 1999 and her Master of Business Administration in 2003 from the University of Texas at Dallas.

STOCKHOLDERS AGREEMENT

On April 2, 2004, an investor group consisting of Donald Engel, Chris Engel, the Engel Investors Defined Benefit Plan, director Leonard Toboroff and RER Corp., a Michigan corporation wholly owned by director Robert Nederlander (the "Investor Group"), Energy Spectrum, and directors Jens H. Mortensen, Jr., Saeed M. Sheikh and Munawar H. Hidayatallah entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which the parties agreed to vote for the election to the board of directors of the Company three persons nominated by

Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. The parties to the Stockholders Agreement collectively beneficially own approximately 86.4% of the common stock, and thus have the power to elect six of our nine directors. No directors have yet been elected pursuant to this Agreement; however, prior to April 2, 2004, Energy Spectrum owned all of the outstanding Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") of the Company and in such capacity was entitled to designate three directors to the Company's Board. Messrs. Whitener and Spann and Ms. Woods were appointed to our Board as designees of Energy Spectrum. On April 2, 2004, the Series A Preferred Stock was converted into common stock. See "Item 13 - Certain Relationships and Related Transactions."

The Stockholders Agreement also provides that in the event the Company does not complete a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets. In addition, on April 2, 2004, the Company, Energy Spectrum, the Investors Group, Messrs. Hidayatallah, Mortensen and Sheikh and others entered into a registration rights agreement with the Company (the "Registration Rights Agreement"), pursuant to which the parties were granted certain registration rights with respect to the common stock owned or to be owned by such parties.

All parties to the Stockholders Agreement are deemed to be a group and each party is deemed to beneficially own all common stock beneficially owned by each member of the group. Messrs. Whitener and Spann are principals of Energy Spectrum's affiliates and are deemed to beneficially own the securities held of record by Energy Spectrum.

AUDIT COMMITTEE

The Audit Committee currently consists of two directors, Mr. Spann, who serves as Chairman, and Ms. Woods, both of whom are "independent" under applicable Securities and Exchange Commission rules regarding audit committee membership. Mr. Spann was appointed as Chairman of the Audit Committee in February 2002 and Ms. Woods was appointed to the Audit Committee in March 2004. The Board has determined that Mr. Spann qualifies as an "audit committee financial expert" under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee.

The Audit Committee assists the Board in fulfilling its oversight responsibility by overseeing (i) the conduct of our accounting and financial reporting process and the integrity of the financial statements that will be provided to stockholders and others; (ii) the functioning of our systems of internal accounting and financial controls; and (iii) the engagement, compensation, performance, qualifications and independence of our independent auditors.

The Audit Committee meets privately with the independent auditors, and the independent auditors have unrestricted access and report directly to the Audit Committee. The Audit Committee also has unrestricted access to the independent auditors and all of our personnel. The Audit Committee has selected Gordon Hughes and Banks LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

The Audit Committee held five meetings during 2003. The Board adopted a written Audit Committee charter in March 2002. The charter is reviewed annually and revised as appropriate.

NOMINATING COMMITTEE.

The Board does not have a nominating committee. The Board believes that it is appropriate not to have a nominating committee because seven of the nine directors that serve on the Board are designated by stockholders under stockholder agreements. The entire Board identifies nominees for the remaining positions by first evaluating the current members of the Board willing to continue in service. Current members of the Board with the skills and experience that are relevant to the Company's business, and who are willing to continue in service, are considered first for re-nomination.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, as well as beneficial owners of 10% or more of the Company's common stock, to file reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company and by individual directors, executive officers and such beneficial owners, the Company believes that during the fiscal years ended December 31, 2003, all its directors, executive officers and beneficial owners of 10% or more of its common stock complied with the Section 16(a) filing requirements.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to all executive officers and directors of the Company and each of its subsidiaries, including the Company's principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. The purpose of the Code of Ethics is: (i) to deter wrongdoing; (ii) to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) to promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission or otherwise communicate with the public; (iv) to promote compliance with applicable governmental laws, rules and regulations; (v) to promote prompt internal reporting of violations of the code to an appropriate person; and (vi) to promote accountability for adherence to the code.

The Company will provide a copy of the Code of Ethics without charge to any person upon request. Requests may be made to the Company's Chief Accounting Officer in writing to the Company's address shown on the first page of this report or by calling (713) 369-0550.

INFORMATION REGARDING EXECUTIVE OFFICERS

The names of our current executive officers, and certain information about them, are set forth below.

NAME                         AGE                     POSITION
----                         ---                     --------

Munawar H. Hidayatallah     59      Munawar H. Hidayatallah has served as our
                                    Chairman of the Board and Chief Executive
                                    Officer since May 2001, and was President from May 2001 through February 2003. Mr.
                                    Hidayatallah was Chief Executive Officer of
                                    OilQuip Rentals, Inc., which merged with us in May 2001, from its formation in February
                                    2000 until the date of the merger. From
                                    December 1994 until August 1999, Mr.
                                    Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc., which was acquired by National Oilwell, Inc.
                                    in early 2000. IRI International, Inc.
                                    manufactured, sold and rented oilfield
                                    equipment to the oilfield and natural gas exploration and production sectors. From
                                    August 1999 until February 2000, Mr.
                                    Hidayatallah worked as a consultant to IRI
                                    International, Inc. and Riddell Sports Inc.

Jens H. Mortensen, Jr.      51      Mr. Jens H. Mortensen, Jr. has served as our
                                    director since February 2002 and as our
                                    President and Chief Operating Officer since
                                    February, 2003. Mr. Mortensen formed and has served as President and Chief Executive
                                    Officer of Jens' Oilfield Service, Inc., one of our subsidiaries, since 1982 after having spent eight years in operations and sales positions with a South Texas casing crew operator. As sole stockholder and CEO of Jens', Mr. Mortensen grew the company from its infancy to approximately $10.0 million of revenues in 2001. Mr. Mortensen's experience includes extensive knowledge of specialized equipment utilized to install the various strings of casing required to drill and complete oil and gas wells.

Todd C. Seward              41      Mr. Seward has served as our Chief
                                    Accounting Officer since September 2002 and from October 2001 through September 2002 served as our Corporate Controller. From
                                    February 2000 to October 2001, Mr. Seward was an Executive Accounting Consultant where he served as a Regional Controller for Cemex, the world's third largest cement company. From February 1997 until February
                                    2000, Mr. Seward served as Director of
                                    Finance for APS Holdings, Inc., a $750
                                    million consumer branded auto parts
                                    distributor and reseller. Mr. Seward has 16 years of experience in all aspects of accounting, financial and treasury management. He possesses an extensive background in Securities and Exchange
                                    Commission reporting including IPO's and
                                    GAAP.

Terrence P. Keane           51      Terrence P. Keane has served as President
                                    and Chief Executive Officer of the Company's
                                    AirComp, LLC subsidiary since its formation on July 1, 2003, and served as a consultant to M-I, LLC in the area of compressed air drilling from July 2002 until June 2003.
                                    From March, 1999 until June 2002, Mr. Keane served as Vice President and General Manager
                                    - Exploration, Production and Processing
                                    Services for Gas Technology Institute where
                                    Mr. Keane was responsible for all sales, marketing, operations and research and development of the exploration, production and processing business unit. For more than ten years prior to joining the Gas
                                    Technology Institute, Mr. Keane had various positions with Smith International, Inc.,
                                    Houston Texas, most recently in the position of Vice President Worldwide Operations and
                                    Sales for Smith Tool.

David Wilde                 48      David Wilde has served as President and
                                    Chief Executive Officer of the Company's
                                    Strata subsidiary since October 2003 and served as Strata's President and Chief
                                    Operating Officer from July 2003 until
                                    October 2003. From February of 2002 until
                                    July 2003 Mr. Wilde was our Executive Vice
                                    President of Sales and Marketing. From May
                                    1999 until February 2002, Mr. Wilde served as Sales and Operations Manager of Strata's
                                    Gulf Coast Division. From March 1998 until
                                    May 1999 Mr. Wilde was Sales Manager at
                                    Strata. Mr. Wilde has more than 25 years experience in the drilling sector of the oil service industry and 21 years experience in the directional and horizontal drilling and rental tool business.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or awarded by us in 2003, 2002 and 2001 to all persons who served as executive officers during 2003 who received more than $100,000 in salary and bonus compensation during 2003 (the "named executive officers").

                                                          Annual Compensation                  Long Term Compensation
                                                    -----------------------------      -------------------------------------
                                                                                                           Awards Securities
Name and                                                                                Other Annual        Underlying
Principal Position                     Year         Salary($)            Bonus($)      Compensation(1)     Options/SARS (#)
------------------                     ----         ---------            --------      ---------------     ----------------
Munawar H. Hidayatallah,               2003         $300,000(2)          $81,775       $3,000              2,000,000
President, Chairman &                  2002         $294,666(3)          $143,000      $0                  0
Chief Executive Officer of Allis-      2001         $240,635(5)          $77,000       $0                  0
Chalmers (4)

Jens H. Mortensen, Jr.,                2003         $150,000             $0            $1,500              500,000
President and Chief Operating          2002         $137,500             $0            $0                  0
Officer of Allis-Chalmers,             2001         $0                   $0            $0                  0
President and Chief
Executive Officer of Jens' (6)

David Wilde                            2003         $187,626             $30,000       $1,876              500,000
President and Chief                    2002         $146,393             $0            $0                  0
Executive Officer of Strata (7)        2001         $0                   $0            $0                  0

Todd C. Seward                         2003         $123,192             $40,000       $1,232              150,000
Chief Accounting Officer of            2002         $35,000              $0            $0                  0
Allis-Chalmers                         2001         $0                   $0            $0                  0

     (1) Represents contributions to officer 401K plans. The Company matches contributions made by all employees up to a maximum 1% of each employee's salary.
     (2)  Of this amount, $60,000 was deferred and not paid during 2003.
     (3)  Of this amount, $65,000 was deferred and not paid during 2002.
     (4) The amount of bonuses awarded to Mr. Hidayatallah were determined pursuant to his employment agreement, based on acquisitions completed by the Company (see, "Employment Agreements with Management," below).
     (5)  This entire amount was deferred and paid to Mr. Hidayatallah in 2002.
     (6) Mr. Mortensen served as President of Jens' since we acquired Jens' in February 2002 and as such has been considered one of our executive officers; in February 2003 Mr. Mortensen was named our President and Chief Operating Officer.
     (7) We consider Mr. Wilde to be one of our executive officers because he is President and Chief Executive Officer of Strata, one of our subsidiaries.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information concerning stock options granted to the named executive officers during 2003. All the grants were options to purchase shares of common stock and were made under the Company's 2003 Stock Incentive Plan. No stock appreciation rights were granted during 2003. No options were exercised during 2003.

                                           OPTION GRANTS IN LAST FISCAL YEAR
                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                    ASSUMED ANNUAL RATES OF STOCK
                                          INDIVIDUAL GRANTS                      PRICE APPRECIATION FOR OPTION TERMS(3)

                                             % OF TOTAL
                              NUMBER OF        OPTIONS
                             SECURITIES        GRANTED      EXERCISE
                             UNDERLYING           TO         PRICE
                              OPTIONS         EMPLOYEES     PER SHARE     EXPIRATION
        NAME                 GRANTED(1)        IN 2003      ($/SH)(2)        DATE             5%($)          10%($)
------------------------     ----------      ----------     ---------     ----------       ---------      -----------
Munawar H. Hidayatallah      2,000,000          46.3%        $ 0.55       12/15/2013       $ 691,784      $ 1,753,117
Jens H. Mortensen, Jr.         500,000          11.6%        $ 0.55       12/15/2013       $ 172,946      $   438,279
David Wilde                    500,000          11.6%        $ 0.55       12/15/2013       $ 172,946      $   438,279
Todd C. Seward                 150,000           3.5%        $ 0.55       12/15/2013       $  51,884      $   131,484

     (1) All options vest and become exercisable in three equal installments, one of which vested upon the issuance of the options and one of which will vest upon each of the first and second anniversaries of the date of grant of option, provided that all options will become fully exercisable upon the occurrence of a change of control (as defined in the 2003 Stock Incentive Plan).

     (2) The exercise price for these options was equal to the fair market value of the common stock on December 16, 2003, the date of grant. The exercise price may be paid in cash or in shares of common stock valued at the fair market value on the exercise date.

     (3) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent our estimate or projection of the future trading prices of our common stock. The calculations assume annual compounding and continued retention of the options or the underlying common stock by the optionee for the full option term of ten years. Unless the market price of the common stock actually appreciates over the option term, no value will be realized by the optionee from these option grants. Actual gains, if any, on stock option exercises are dependent on numerous factors, including, without limitation, the future performance of the Company, overall business and market conditions, and the optionee's continued employment with the Company throughout the entire vesting period and option term, which factors are not reflected in this table.

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                                                    Potential Realizable Value at
                                            Number of Securities                         Value of Unexercised
                                           Underlying Unexercised                            In-the-Money
                                                Options/SARs                                 Options/SARs
                                          at Fiscal Year-End (#)                      at Fiscal Year-End ($)(1)

          NAME                     EXERCISABLE            UNEXERCISABLE            EXERCISABLE         UNEXERCISABLE
          ----                     -----------            -------------            -----------         -------------
Munawar H. Hidayatallah              666,667                1,333,333                  $0                    $0
Jens H. Mortensen, Jr.               166,667                  333,333                  $0                    $0
David Wilde                          166,667                  333,333                  $0                    $0
Todd C. Seward                        50,000                  100,000                  $0                    $0

(1) Based on a value of $0.52 per share, the closing price per share on the OTC Bulletin Board on December 31, 2003.

EMPLOYMENT AGREEMENTS WITH MANAGEMENT

Munawar H. Hidayatallah served as our Chief Executive Officer and Chairman of the Board pursuant to the terms of a three-year employment agreement dated as of February 7, 2001, which terminated February 6, 2004. The Company and Mr. Hidayatallah are currently negotiating a new employment contract. Under the terms of his prior employment agreement, Mr. Hidayatallah received an annual base salary of $300,000 subject to increase or decrease by our Board, but in no event below $200,000. In addition, Mr. Hidayatallah was entitled to receive incentive compensation equal to one-half of one percent of the purchase price of any company we acquired. If Mr. Hidayatallah's employment was terminated by us for any reason other than "cause," as defined in Mr. Hidayatallah's employment agreement, or death or disability, then he is entitled to receive his then current salary for 12 months following the date of his termination reduced by the compensation Mr. Hidayatallah received from any new employer during such period. If Mr. Hidayatallah's employment agreement was terminated as a result of his disability, then he was entitled to receive his then current salary for up to six months or until he obtained rights under any disability plan we maintain for him. In addition, we maintain a term life insurance policy in the amount of $2,500,000 the proceeds of which would be used to repurchase shares of our common stock from Mr. Hidayatallah's estate in the event of his death. The number of shares purchased will be determined based upon the fair market value of our common stock, as determined by a third party experienced in valuations of this type, appointed by the Company.

Jens H. Mortensen, Jr. serves as President of Jens' pursuant to the terms of a three-year employment agreement dated February 1, 2002. Under the terms of his agreement, Mr. Mortensen receives a salary of $150,000 that may not be reduced below such amount. If Mr. Mortensen's agreement is terminated by us for any reason other than "cause," as defined in Mr. Mortensen's agreement, or death or disability, then he is immediately entitled to receive all amounts due through the term of his agreement. Mr. Mortensen also serves as our President and Chief Operating Officer, but does not receive additional compensation for such services.

Terrence P. Keane, President and Chief Executive Officer of the Company's subsidiary AirComp L.L.C., a Delaware limited liability company, is employed pursuant to an employment agreement dated July 1, 2003, which has a term of four years. Under the terms of this agreement, Mr. Keane is entitled to base salary of $144,000 and to a bonus of up to 90% of his base salary based upon AirComp meeting earnings targets established by AirComp's Management Committee. If Mr. Keane's employment is terminated by AirComp without cause or by Mr. Keane for good reason (as such terms are defined in the agreement), Mr. Keane will be entitled to receive his accrued bonus, if any, and to continue to receive salary and medical benefits for a period of six months. In addition, if a change in control (as defined in the agreement) occurs with respect to AirComp, and Mr. Keane does not accept employment with AirComp's successor, then Mr. Keane will be entitled to receive his accrued bonus, if any, to continue to receive salary for a period of 24 months, and to continue to receive medical benefits for a period of 12 months.

BOARD COMPENSATION

Our policy is to pay our non-employees directors a fee of $1,000 per quarter, plus an annual grant of options to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. However, because of restraints imposed by our lenders, we did not pay cash fees to our directors during 2002 or 2003. In lieu of such fees, in December 2003 the Company awarded each non-employee director 10,000 shares of our common stock as well as options to acquire an additional 10,000 shares of our common stock at an exercise price of $0.55 per share. In lieu of issuing such shares and options to directors serving as the designees of Energy Spectrum, we issued such shares and options directly to Energy Spectrum. Directors are also compensated for out of pocket travel expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board currently consists of Messrs. Sheikh and Whitener. Neither of these individuals has been our officer or employee at any time. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than subsidiaries of the Company) that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

Mr. Whitener is a principal of Energy Spectrum, from whom we acquired Strata in February 2002, in consideration of 6,559,863 shares of our common stock, warrants to purchase an additional 1,312,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of newly created Series A Preferred Stock. On April 2, 2002, Energy Spectrum converted all of its Series A Preferred Stock, including accrued dividend rights, into 8,590,449 shares of common stock (see "Item 13 -- Certain Relationships and Related Transactions"). Energy Spectrum, which is our largest stockholder, is a private equity fund headquartered in Dallas, Texas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 26, 2003, calculated in accordance with the rules of the Securities and Exchange Commission, by (i) all persons known to beneficially own five percent or more of the our common stock,
(ii) each director, (iii) the named executive officers and (iv) all current directors and executive officers as a group.

                                                                                     Beneficial
                                                       Number of Shares              Ownership
Name                                                  Beneficially Owned             Percentage
----                                                  ------------------             ----------
Energy Spectrum (1)                                       37,799,633                    86.4%
Munawar H. Hidayatallah  (2)                              37,799,633                    86.4%
Colebrooke Investments, Inc.  (3)                          3,375,000                   10.75%
Robert E. Nederlander (4)                                 37,799,633                    86.4%
Leonard Toboroff  (5)                                     37,799,633                    86.4%
Saeed Sheikh (6)                                          37,799,633                    86.4%
James W. Spann (1)                                        37,799,633                    86.4%
Christina Woods (1)                                       37,799,633                    86.4%
Thomas O. Whitener, Jr. (1)                               37,799,633                    86.4%
David Groshoff (7)                                           605,100                     1.9%
Jens H. Mortensen, Jr. (8)                                37,799,633                    86.4%
David Wilde (9)                                              166,667                       *
Todd C. Seward (10)                                           50,000                       *
Executive Officers as a group                             38,016,300                    86.5%
(4 persons) (11)
All directors and executive officers as a group           38,621,400                    88.2%
(11 persons) (12)

* less than one percent

-----------

(1) Energy Spectrum includes Energy Spectrum Partners LP, a Delaware limited partnership, the principal business of which is investments, Energy Spectrum Capital LP ("Energy Spectrum Capital"), a Delaware limited partnership, the principal business of which is serving as the general partner of Energy Spectrum Partners LP, Energy Spectrum LLC ("Energy Spectrum LLC") a Texas limited liability company, the principal business of which is serving as the general partner of Energy Spectrum Capital, and Sidney L. Tassin, James W. Spann, James
P. Benson, Leland B. White and Thomas O. Whitener, Jr., executives and principals of the foregoing persons. The principal business address of each of the foregoing persons is 5956 Sherry Lane, Suite 900, Dallas, Texas 75225. Messrs. Tassin, Spann, Benson, White and Whitener are the members and managers of Energy Spectrum LLC, and Messrs. Tassin (President), Whitener (Chief Operating Officer) and Spann (Chief Investment Officer) are executive officers of Energy Spectrum LLC. Messrs. Whitener and Spann are principals of Energy Spectrum Partners LP's affiliates and the other persons listed above are also deemed to beneficially own the securities held of record by Energy Spectrum Partners LP. Energy Spectrum Partners LP is the record owner of 15,180,312 shares of our common stock, warrants to purchase 1,312,500 shares of common stock, and an option to purchase 30,000 shares of common stock. Energy Spectrum is also deemed to beneficially own 21,276,821 shares of common stock that are owned by (or that may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the Stockholders Agreement described in "Item 10 - - Directors and Executive Officers of the Registrant -- Stockholders Agreement." Under the rules of the Securities and Exchange Commission, all parties to the Stockholders Agreement are deemed to be a group and each party is deemed to beneficially own all common stock beneficially owned by each member of the group.

(2) Mr. Hidayatallah is the record owner of 4,375,000 shares of our common stock and options to purchase 2,000,000 shares of common stock, of which options to purchase 666,667 shares are exercisable within 60 days following the date of this report. In addition, Mr. Hidayatallah is deemed to beneficially own 32,757,966 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the Stockholders Agreement described in "Item 10 - - Directors and Executive Officers of the Registrant -- Stockholders Agreement." Mr. Hidayatallah's address is 7660 Woodway, Suite 200, Houston, Texas 77063.

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

(4) Includes (a) 1,382,643 shares of common stock owned directly by Mr. Nederlander or by RER Corp., which is wholly owned by Mr. Nederlander, (b) currently exercisable options and warrants to purchase 1,345,333 shares of common stock owned directly by Mr. Nederlander or RER Corp., and (c) 35,071,657 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the Stockholders Agreement described in "Item 10 - - Directors and Executive Officers of the Registrant -- Stockholders Agreement." Mr. Nederlander's address is 1450 Broadway, Suite 2001, New York, NY 10018.

(5) Includes (a) 1,134,642 shares of common stock owned directly by Mr. Toboroff, (b) currently exercisable options and warrants to purchase 1,935,333 shares of common stock owned directly by Mr. Toboroff, and (c) 34,729,658 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the Stockholders Agreement described in "Item 10 - - Directors and Executive Officers of the Registrant -- Stockholders Agreement." Mr. Toboroff's address is 1450 Broadway, Suite 2001, New York, NY 10018.

(6) Includes (a) 1,010,000 shares of common stock owned by Mr. Sheikh, (b) currently exercisable options to purchase 10,000 shares of common stock held by Mr. Sheikh, and (c) 36,779,633 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the Stockholders Agreement described in "Item 10 -- Directors and Executive Officers of the Registrant -- Stockholders Agreement." Mr. Sheikh's address is 1050 17th Street, N.W., Suite 450, Washington DC 20036.

(7) Includes 10,000 shares of common stock and currently exercisable options to purchase 10,000 shares of common stock owned by Mr. Groshoff and 595,100 shares of common stock as to which Mr. Groshoff has the authority to vote and to direct the disposition on behalf of the Pension Benefit Guaranty Corporation. Mr. Groshoff's address is 8044 Montgomery Rd., Suite 480, Cincinnati OH 45236.

(8) Includes (a) 1,397,849 shares of common stock owned of record by Mr. Mortensen, (b) 5,645,912 shares of common stock which Mr. Mortensen has the right to obtain upon the exercise by Mr. Mortensen of his by right to convert his interest in Jens' into shares of our common stock pursuant to an Agreement entered into in connection with the acquisition of Jens' (see "Item 13 -- Certain Relationships and Related Transactions"), (c) currently exercisable options to purchase 166,667 shares of common stock held by Mr. Mortensen, and
(d) 30,589,205 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the Stockholders Agreement described in "Item 10 - - Directors and Executive Officers of the Registrant -- Stockholders Agreement." Mr. Mortensen's address is 7660 Woodway, Suite 200, Houston, Texas 77063.

(9) Includes 166,667 shares of common stock which may be obtained upon exercise of an option granted under the Company's 2003 Stock Incentive Plan.

(10) Includes 50,000 shares of common stock which may be obtained upon exercise of an option granted under the Company's 2003 Stock Incentive Plan.

(11) Includes the shares beneficially owned by Messrs. Hidayatallah, Mortensen, Wilde and Seward.

(12) Includes the shares described in Notes (1) - (2) and Notes (4) - (10).

On April 2, 2004, an investor group consisting of Donald Engel, Chris Engel, the Engel Investors Defined Benefit Plan, director Leonard Toboroff and RER Corp., a Michigan corporation wholly owned by director Robert Nederlander (the "Investor Group"), Energy Spectrum, and directors Jens H. Mortensen, Jr., Saeed M. Sheikh and Munawar H. Hidayatallah entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which the parties agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. The parties to the Stockholders Agreement collectively own approximately 81% of the outstanding common stock, and thus have the power to elect six of our nine directors. No directors have yet been elected pursuant to this Agreement; however, prior to April 2, 2004, Energy Spectrum owned all of the outstanding Series A 10% Cumulative Convertible Preferred Stock of the Company and in such capacity was entitled to designate three directors to the Company's Board. Messrs. Whitener and Spann and Ms. Woods were appointed to our Board as designees of Energy Spectrum. On April 2, 2004, the Series A Preferred Stock was converted into common stock. See "Item 13 - Certain Relationships and Related Transactions."

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.

                                            A                   B                           C
                                        Number of                                   Number of securities
                                        securities to be      Weighted              remaining available
                                        issued upon           average               for future issuance
                                        exercise of           price of              under equity
                                        outstanding           outstanding           compensation plans
                                        options, warrants     options, warrants     (excluding securities
Plan Category                           and rights            and rights            reflected in column A)
-------------------------------         -----------------     -----------------     ----------------------
Equity compensation plans
approved by security holders(1)            4,252,500                $0.55                 1,747,500(1)

Equity compensation plans
not approved by security holders           2,024,000                $0.41                         0
                                          -----------              -------               -------------
Total                                      6,276,500                $0.50                 1,747,500

----------
(1) In December 2003, the Company issued options to purchase 4,252,500 shares of common stock pursuant to the 2003 Incentive Stock Plan, leaving 1,747,500 shares available for issuance under this plan.

Equity Compensation Plans Not Approved By Security Holders
----------------------------------------------------------

These plans comprise the following:

In 1999 and 2000, the Board compensated former and continuing Board members who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 24,000 shares of common stock were granted with an exercise price of $2.75. These options vested immediately and may be exercised any time prior to March 28, 2010. None of these options have been exercised.

On May 31, 2001, our Board granted to one of our directors, Leonard Toboroff, an option to purchase 500,000 shares of common stock at $0.50 per share, exercisable for ten years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip Rentals, Inc. prior to our merger with OilQuip, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip Rentals, Inc. in finding strategic acquisition opportunities.

In February 2001, we issued two warrants for the purchase of 1,165,000 total shares of the Company's common stock at an exercise price of $0.15 per share and one warrant for the purchase of 335,000 shares of the Company's common stock at an exercise price of $1.00 per share in connection with the subordinated debt financing of Mountain Air in 2001. These warrants expire in February 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 2, 2004, in exchange for an investment of $2 million, the Company issued 3,100,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, expiring on April 1, 2006, to an investor group consisting of Donald Engel, Chris Engel, the Engel Investors Defined Benefit Plan, director Leonard Toboroff and RER Corp., a Michigan Corporation wholly owned by director Robert Nederlander (the "Investor Group"). Concurrently with this transaction, Energy Spectrum, the holder of all outstanding shares of the Company's Series A Preferred Series A Preferred Stock, converted all such shares, including accrued dividend rights, into 8,590,449 shares of common stock. In connection with those transactions, the Investor Group, Energy Spectrum, Jens H. Mortensen, Jr. (our President and a director), Saeed M. Sheikh (a director) and Munawar H. Hidayatallah (our Chief Executive Officer and Chairman of the Board) entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which the parties have agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. The parties and the Company also agreed that in the event the Company has not completed a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets. In addition, the Company, Energy Spectrum, the Investors Group and Messrs. Hidayatallah, Mortensen and Sheikh and others entered into a registration rights agreement with the Company dated April 2, 2004, pursuant to which the parties were granted certain registration rights with respect to the common stock owned or to be owned by such parties.

At December 31, 2002, the Company owed Mr. Hidayatallah $78,000 related to deferred compensation and for advances to the Company totaling $49,000. At December 31, 2003, the Company owed Mr. Hidayatallah $65,000 related to deferred compensation and for advances to the Company totaling $49,000. Such obligations do not bear interest.

Mr. Hidayatallah is a personal guarantor of substantially all of the financing extended to us by commercial banks. The Company has agreed to pay Mr. Hidayatallah a guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by him. The fee is payable quarterly, in arrears, commencing March 31, 2004, based upon the average amount of debt outstanding in the prior quarter.

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

In February 2002, we purchased from our current President and Chief Operating Officer, Jens H. Mortensen, Jr., 81% of the outstanding stock of Jens' for (i) $10,250,000 in cash, (ii) a $4,000,000 note payable with interest at an annual rate of 7.5% with the principal due in four years, (iii) $1,234,560 for a non-competition agreement payable in sixty monthly installments over five years,
(iv) an additional payment of $841,000 based upon Jens' working capital as of February 1, 2002 and (v) 1,397,849 shares of our common stock. We entered into a three-year employment agreement with Mr. Mortensen under which we will pay Mr. Mortensen a base salary of $150,000 per year. We also entered into a Shareholders Agreement with Jens' and Mr. Mortensen providing for restrictions against transfer of the stock of Jens' by us and Mr. Mortensen, and entered into an Option Agreement pursuant to which Mr. Mortensen has the option to exchange his shares of stock of Jens' for shares of our common stock with a value equal to 4.6 times the trailing EBITDA of Jens' determined in accordance with GAAP, less any inter-company loans or third party investments in Jens', multiplied by 19%. Our common stock will be valued based on the average closing bid price for the stock over the 30 days preceding receipt of a notice of exercise from Mr. Mortensen.

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

In February 2002, we acquired 100% of the preferred stock and 95% of the common stock of Strata in consideration for the issuance to Energy Spectrum of 6,559,863 shares of our common stock, warrants to purchase an additional 1,312,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of Series A Preferred Stock. Energy Spectrum, which is now our largest stockholder, is a private equity fund headquartered in Dallas, Texas. Energy Spectrum's has designated three of its personnel as directors of the Company, James W. Spann, Christina E. Woods, and Thomas O. Whitener, Jr..

In 1999 and 2000, the Board issued to each of directors Messrs. Nederlander and Toboroff a promissory note in the amount of $25,000 and an option to purchase 2,000 shares of common stock an exercise price of $2.75. The promissory notes bear interest at 5% annually and are due on March 28, 2005. The promissory note and stock option were issued as compensation for services rendered as directors from 1989 to March 31, 1999. The options vested immediately and may be exercised any time prior to March 28, 2010. None of these options have been exercised.

ITEM 14. CONTROLS AND PROCEDURES.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees we paid to our independent accountant, Gordon, Hughes & Banks, LLP, for services rendered during the years ended December 31, 2003 and 2002:

         DESCRIPTION OF FEES                   2003             2002
         -------------------                   ----             ----
         Audit Fees (1)                     $ 79,081         $ 66,805
         Audit Related Fees (2)             $  6,545            1,030

--------------
(1) Includes fees paid for audit of our annual financial statements and reviews of the related quarterly financial statements.

(2) Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include issuance of consents and other accounting and reporting consultations.

Gordon, Hughes & Banks, LLP, did not perform any non-audit service for the Company during 2002 or 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

The Company adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by Gordon, Hughes & Banks, LLP. The Audit Committee approved all of these services. All of the audit services provided by Gordon, Hughes & Banks, LLP in 2003 were pre-approved by the Audit Committee.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed
    -----------------------

The Index to Financial Statements is included on page 24 of the Annual Report on 10-K filed on April 14, 2004. Financial statements Schedules not included in the Annual Report on 10-K filed on April 14, 2004 have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto. The exhibits listed on the Exhibit Index located at Page 18 of this Annual Report are filed as part of this Form 10-K/A-1.

(b) Reports on Form 8-K
    -------------------

The Company filed a Current Report on Form 8-K on November 21, 2003, containing a press release relating to its earnings in the third quarter of 2003 and other matters.

(c) Exhibits
    --------

The exhibits listed on the Exhibit Index located at Page 18 of this Annual Report are filed as part of this Form 10-K/A-1.

(d) Financial Statement Schedules
    -----------------------------

None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2004.



                                    /S/ MUNAWAR H. HIDAYATALLAH
                                    ------------------------------------
                                    MUNAWAR H. HIDAYATALLAH
                                    CHIEF EXECUTIVE OFFICER AND CHAIRMAN

                                  EXHIBIT INDEX

2.1 First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated September 14, 1988, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to Registrant's Current Report on Form 8-K dated December 1, 1988).

2.2 Agreement and Plan of Merger dated as of May 9, 2001 by and among Registrant, Allis-Chalmers Acquisition Corp. and OilQuip Rentals, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed May 15, 2001).

2.3 Stock Purchase Agreement dated November 30, 2001 by and between Clayton Lau and Mountain Compressed Air, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 27, 2001).

2.4 Promissory Note executed by Clayton Lau dated November 30, 2001 (incorporated by reference to Registrant's Current Report on Form 8-K dated December 27, 2001).

2.5 Security Agreement dated November 30, 2001 by and between Clayton Lau and Mountain Compressed Air, Inc., (incorporated by reference to Registrant's Current Report on Form 8-K dated December 27,
               2001).

2.6 Stock Purchase Agreement dated February 1, 2002 by and between Registrant and Jens H. Mortensen, Jr. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21,
               2002).

2.7 Shareholder's Agreement dated February 1, 2002 by and among Jens' Oilfield Services, Inc., a Texas corporation, Jens H. Mortensen, Jr., and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

2.8 Stock Purchase Agreement dated February 1, 2002 by and among Registrant, Energy Spectrum Partners, LP, and Strata Directional Technology, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

2.9 Asset Purchase Agreement dated February 6, 2001 by and among Mountain Compressed Air, Inc., Mountain Drilling Service Co., Inc. and Rod and Linda Huskey with related Promissory Note.

3.1 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

3.2 Certificate of Designation, Preferences and Rights of the SERIES A 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK ($.01 Par Value) of Registrant (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

3.3 Amended and Restated By-laws of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

9.1 Shareholders' Agreement dated February 1, 2002 by and among Registrant and the Shareholders and Warrant holder signatories thereto (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

9.2 Stockholders Agreement dated April 2, 2004, by and among Registrant and the Stockholder signatories thereto.

10.1 Amended and Restated Retiree Health Trust Agreement dated September 14, 1988 by and between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant's Current Report on Form 8-K dated December 1, 1988).

10.2 Amended and Restated Retiree Health Trust Agreement dated September 18, 1988 by and between Registrant and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant's Current Report on Form 8-K dated December 1, 1988).

10.3 Reorganization Trust Agreement dated September 14, 1988 by and between Registrant and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant's Current Report on Form 8-K dated December 1, 1988).

10.4 Product Liability Trust Agreement dated September 14, 1988 by and between Registrant and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant's Current Report on Form 8-K dated December 1, 1988).

10.5* Allis-Chalmers Savings Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

10.6* Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

10.7 Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.8 Registration Rights Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1999).

10.9 Letter Agreement dated May 9, 2001 by and between Registrant and the Pension Benefit Guarantee Corporation (incorporated by reference to Registrant's Quarterly Report on Form 8-K filed on May 15, 2002).

10.10 Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation andothers (incorporated by reference to Registrant's Current Report on Form 8-K filed on May 15, 2002).

10.11 Employment Agreement dated February 7, 2001 by and between OilQuip Rentals, Inc. and Munawar H. Hidayatallah (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.12* Option Agreement dated October 15, 2001 by and between Registrant and Leonard Toboroff (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
               2001).

10.13 Credit and Security Agreement dated February 1, 2002 by and between Jens' Oil Field Service, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.14 Amended and Restated Credit and Security Agreement dated February 1, 2002 by and between Strata Directional Technology, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.15 Credit Agreement dated February 1, 2002 by and between Registrant and Wells Fargo Energy Capital, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21,
               2002).

10.16 Warrant Purchase Agreement dated February 1, 2002 by and between Registrant and Wells Fargo Energy Capital, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.17* Employment Agreement dated February 1, 2002 by Jens' Oil Field Service, Inc. and Jens H. Mortensen, Jr. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.18 Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated February 6, 2001 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

* Compensation Plan or Agreement

10.19 First Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated August 9, 2001 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.20 Second Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated November 30, 2001 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.21 Third Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated January 31, 2002 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.22 Fourth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated April 30, 2002 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.23 Fifth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated August 6, 2002 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.24 Sixth Amendment to Credit Agreement between Mountain Compressed Air, Inc., and Wells Fargo Bank Texas NA, including Renewal Term Note, Renewed and Extended Revolving Line of Credit Note, and Renewal Delayed Draw Term Note, each dated January 1, 2003 (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.25 Forbearance Agreement and Second Amendment to Amended and Restated Credit Agreement dated March 21, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.26 Forbearance Agreement and First Amendment to Credit Agreement dated March 21, 2003 by and between Jens' Oilfield Services, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.27 Forbearance Agreement dated January 17, 2003 by and between Mountain Compressed Air, Inc., and Wells Fargo Equipment Finance, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.28 Ratification of Previously Executed Security Agreement dated August 9, 2001 by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.29 Subordination and Intercreditor Agreement dated January 1, 2003 by and among Mountain Compressed Air, Inc., Wells Fargo Energy Capital, Inc. and Wells Fargo Equipment Finance, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.30 Credit Agreement dated February 6, 2001 by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital, Inc., with related Term Note, Warrant Purchase Agreement and Warrant. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.31 First Amendment to Credit Agreement dated February 1, 2002 by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.32 Joint Venture Agreement dated June 27, 2003 by and between Mountain Compressed Air, Inc. and M-I L.L.C. (incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2003).

10.33 Credit and Security Agreement by and between AirComp, L.L.C. and Wells Fargo Bank Texas NA, including Term Note, Revolving Line of Credit, and Delayed Draw Term Note, each filed as of June 27, 2003 (incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2003).

10.34 Security Agreement by and between AirComp, L.L.C. and Wells Fargo Bank Texas NA, filed as of June 27, 2003 (incorporated by reference to Registrant's Current Report on Form 8-K dated July 16, 2003).

10.35 Employment Agreement dated July 1, 2003 by and between AirComp, L.L.C and Terry Keane. (incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2003)

10.36 Second Amendment to Credit Agreement dated February 1, 2003 by and between Mountain Compressed Air, Inc. and Wells Fargo Energy Capital Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.37 Second Amendment to Credit Agreement dated September 30 2003 by and between Jens Oilfield Service, Inc. and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.38 Third Amendment to Credit Agreement dated September, 2003 by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.39 First Amendment to Credit Agreement dated October 1, 2003 by and between Registrant and Wells Fargo Energy Capital Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.40 Form of Option Certificate issued pursuant to 2003 Stock Incentive Plan (incorporated by reference to Registrant's Annual. Report on Form 10-K filed on April 14, 2003).

10.41 2003 Stock Incentive Plan (incorporated by reference to Registrant's Annual Report on Form 10-K filed on April 14, 2003).

10.42 Registration Rights Agreement dated February 1, 2002 by and between Registrant and Energy Spectrum Partners LP (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.43 Registration Rights Agreement dated April 2, 2004 by and between Registrant and the Stockholder signatories thereto.

14.1 Code of Ethics (incorporated by reference to Registrant's Annual Report on Form 10-K filed on April 14, 2003).

21.1 Subsidiaries of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K filed on April 14, 2003).

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