Form 10-Q
period 2004-03-31
ALLIS CHALMERS CORP
filed 2004-05-17
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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

                  7660 WOODWAY, SUITE 200, HOUSTON, TEXAS 77063
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)

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

At May 17, 2004, there were 31,393,789 shares of common stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                       PAGE
----                                                                       ----

                                     PART I

1. Financial Statements

   Consolidated Statements of Operations for the three months ended
    March 31, 2004 and 2003.................................................  3

   Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003...  4

   Consolidated Statements of Cash Flows for the three months ended
    March 31, 2004 and 2003.................................................  5

   Noted to Consolidated Financial Statements...............................  6

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................... 11

4. Controls and Procedures.................................................. 15


                                     PART II

1. Legal Proceedings........................................................ 16

6. Exhibits and Reports on Form 8-K......................................... 16


Signatures and Certifications............................................... 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share)

                                                                   Three Months Ended
                                                           March 31, 2004       March 31, 2003
                                                          ----------------     ----------------
Revenues                                                  $         9,661      $         6,999
Cost of revenues                                                    7,389                4,995
                                                          ----------------     ----------------
    Gross margin                                                    2,272                2,004

General and administrative expense                                  1,103                  981
                                                          ----------------     ----------------
Income from operations                                              1,169                1,023

Other income (expense):
   Interest expense                                                  (569)                (637)
   Minority interests in income of subsidiaries                       (95)                (187)
   Other                                                              187                   12
                                                          ----------------     ----------------
Total other income (expense)                                         (477)                (812)
                                                          ----------------     ----------------
Net income before income taxes                                        692                  211

   Provision for foreign income tax                                   103                  158
                                                          ----------------     ----------------
Net income                                                            589                   53

         Preferred stock dividend                                     (88)                (394)
                                                          ----------------     ----------------
Net income/(loss) attributed to common shareholders       $           501      $          (341)
                                                          ================     ================

Income/(loss) per common share basic                      $          0.03      $         (0.02)
                                                          ================     ================

Income/(loss) per common share diluted                    $          0.02      $         (0.02)
                                                          ================     ================
Weighted average number of common shares outstanding:
                     Basic                                         19,633               19,633
                                                          ================     ================
                     Diluted                                       28,808               19,633
                                                          ================     ================

                              This interim statement is unaudited.

            The accompanying Notes are an integral part of the Financial Statements.

                                               3

ALLIS-CHALMERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                       March 31,        December 31,
                                                                         2004               2003
                                                                    --------------     --------------
ASSETS

Cash and cash equivalents                                           $         491      $       1,299
Trade receivables, net                                                      8,347              8,823
Lease receivable, current                                                     180                180
Prepaids and other current assets                                             900                887
                                                                    --------------     --------------
   Total current assets                                                     9,918             11,189

Property and equipment, net                                                27,270             26,339
Goodwill                                                                    7,661              7,661
Other intangible assets, net                                                2,158              2,290
Debt issuance costs, net                                                      557                567
Lease receivable                                                              722                787
Other assets                                                                   79                 40
                                                                    --------------     --------------
      Total assets                                                  $      48,365      $      48,873
                                                                    =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt                                $       4,888      $       5,150
Trade accounts payable                                                      3,483              3,133
Accrued salaries, benefits and payroll taxes                                  885                591
Accrued interest                                                              241                152
Accrued expenses                                                            1,166              1,761
Accounts payable, related parties                                             467                787
                                                                    --------------     --------------
    Total current liabilities                                              11,130             11,574

Accrued postretirement benefit obligations                                    545                545
Long-term debt, net of current maturities                                  26,476             27,083
Other long-term liabilities                                                   129                270
Redeemable warrants                                                         1,500              1,500
Redeemable convertible preferred stock                                      4,259              4,171
                                                                    --------------     --------------
    Total liabilities                                                      44,039             45,143

Commitments and Contingencies (Note 9 and Note 19)

Minority interests                                                          2,618              2,523

COMMON SHAREHOLDERS' EQUITY
   Common stock, $.15 par value (110,000,000 shares authorized;
     19,633,340 issued and outstanding)                                     2,945              2,945
   Capital in excess of par value                                           6,887              6,887
   Accumulated (deficit)                                                   (8,124)            (8,625)
                                                                    --------------     --------------
    Total shareholders' equity                                              1,708              1,207
                                                                    --------------     --------------
    Total liabilities and shareholders' equity                      $      48,365      $      48,873
                                                                    ==============     ==============

                                 This interim statement is unaudited.

               The accompanying Notes are an integral part of the Financial Statements.

                                                  4

ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      2004               2003
                                                                 --------------     --------------
Cash flows from operating activities:
     Net income/(loss)                                           $         589      $          53
     Adjustments to reconcile net income/(loss) to net
           cash provided by operating activities:
     Depreciation expense                                                  480                464
     Amortization expense                                                  217                234
     Amortization of discount on debt                                       75                183
     Minority interest in income of subsidiaries                            95                187
     Changes in working capital:
          Decrease (increase) in accounts receivable                       476             (1,476)
          Decrease (increase) in other current assets                       13               (538)
          Decrease (increase) lease deposit                                 --                101
          (Decrease) increase in accounts payable                          350              1,580
          (Decrease) increase in accrued interest                           89                274
          (Decrease) increase in accrued expenses                         (595)              (203)
          (Decrease) increase in accrued salaries,
              benefits and payroll taxes                                   (26)                30
          (Decrease) increase in other long-term liabilities              (141)                --
                                                                 --------------     --------------
     Net cash provided by operating activities                           1,622                889

Cash flows from investing activities:
         Purchase of equipment                                          (1,411)              (196)
                                                                 --------------     --------------
     Net cash (used) by investing activities                            (1,411)              (196)

Cash flows from financing activities:
         Repayments on long-term debt                                     (944)              (582)
         Debt issuance costs                                               (75)                --
                                                                 --------------     --------------
    Net cash provided (used) by financing activities                    (1,019)              (582)
                                                                 --------------     --------------
    Net increase (decrease) in cash and cash equivalents                  (808)               111

Cash and cash equivalents at beginning of year                           1,299                146
                                                                 --------------     --------------
Cash and cash equivalents at end of period                       $         491      $         257
                                                                 ==============     ==============

Supplemental information - interest paid                         $         480      $         454
                                                                 ==============     ==============

                               This interim statement is unaudited.

             The accompanying Notes are an integral part of the Financial Statements.

                                                5

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included in Allis-Chalmers Corporation's ("Allis-Chalmers" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K").

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

For legal purposes, we acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger reflect the operations of OilQuip. As a result of the merger, the fixed assets, goodwill and other intangibles of Allis-Chalmers were increased by $2,691,000.

On February 6, 2002, we acquired 81% of the outstanding stock of Jens' Oilfield Service, Inc. ("Jens'"), which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"), which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp L.L.C.. In addition, the Company issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has accounted for the joint venture as a business combination.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and related valuation allowances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries Mountain Air, Jens', and Strata and its joint venture, AirComp. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions. The Company follows specific and detailed guidelines in measuring revenue. Revenues are recognized by the Company and its subsidiaries as services are rendered, provided that pricing is fixed or determinable and collection is reasonably assured. The Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

RECLASSIFICATIONS AND RESTATEMENT OF FORM 10-Q

Certain prior period balances have been reclassified to conform to current year presentation.

The accompanying 2003 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2003. As discussed in Note 7 in the financial statements included in the Form 10-K, an adjustment was recorded in the fourth quarter of 2003 to reflect a change in estimate of the recoverability of foreign taxes paid in 2003. The effect of the significant fourth quarter adjustment on the individual quarterly financial statements is as follows:

                                                                 Three Months
                                                                     Ended
                                                                March 31, 2003
                                                                --------------
Net income (loss) attributed to
    common shareholders
Previously reported                                             $       (183)
Adjustment                                                              (158)
Restated                                                                (341)

Net income (loss) per share, basic
    and diluted
Previously reported                                             $      (0.01)
Adjustment                                                             (0.01)
Restated                                                               (0.02)

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company discloses the results of its segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At March 31, 2004 and 2003, the Company operated in three segments organized by service line: casing services, directional drilling services and compressed air drilling services.

NOTE 2 - ACQUISITIONS

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I, a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp. The formation of AirComp has created the second largest provider of compressed air and related products and services for the drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries.

Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp L.L.C. In addition, the Company issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has accounted for the joint venture as a business combination.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations as of March 31, 2003, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the period presented.

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                                    (UNAUDITED)
                                         (in thousands, except per share)

                                                       2003
                                                       ----

         Revenues                                   $  7,880

         Operating income (loss)                    $  1,096

         Net income (loss)                          $   (260)

         Net income (loss) per common share

                Basic                               $   (.01)
                Diluted                             $   (.01)


NOTE 3 - DEBT

Debt is as follows at March 31:
                                                                                     2004
                                                                                  ---------
                                                                                 (in thousands)
Note payable to Wells Fargo - Equipment leasing - Mountain Air                    $    235
Note payable to Seller of Mountain Air Drilling Service Company - Mountain Air       1,533
Note payable to Wells Fargo -Term Note - Jens'                                       4,127
Note payable to Wells Fargo -Real Estate Note - Jens'                                  163
Line of Credit with Wells Fargo - Jens'                                                281
Subordinated Note payable to Seller of Jens - Jens'                                  4,000
Note payable to Seller of Jens' for non-compete agreement - Jens'                      700
Note payable to Texas State Bank - Term Note - Jens'                                   390
Vendor financing - Strata                                                            1,746
Line of Credit with Wells Fargo - Strata                                             2,294
Notes payable to certain former Directors - Allis-Chalmers                             390
Note payable to Wells Fargo - Subordinated Debt - Allis-Chalmers, net                2,750
Line of Credit to Wells Fargo - AirComp                                                445
Note payable to Wells Fargo - Term Note-AirComp                                      7,143
Note payable to Wells Fargo - Delayed Draw Term Note-AirComp                           349
Subordinated Note payable to M-I L.L.C - AirComp                                     4,818
                                                                                  ---------
Total debt                                                                          31,364
Less short-term debt and current maturities                                          4,888
                                                                                  ---------
Long-term debt obligations                                                        $ 26,476
                                                                                  =========

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

NOTE 4 - SEGMENT INFORMATION

The Company has three operating segments including Casing Services (Jens'), Directional Drilling Services (Strata) and Compressed Air Drilling Services (AirComp). All of the segments provide services to the petroleum exploration and production industry. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the Corporate function are reported below for the quarters ended March 31, 2004 and 2003:

                                                    Three Months Ended March 31,
                                                       2004             2003
                                                   ------------     ------------
                                                          (in thousands)

REVENUES:
Casing services                                    $     1,939      $     2,509
Directional drilling services                            5,253            3,480
Compressed air drilling services                         2,469            1,010
                                                   ------------     ------------

Total revenues                                     $     9,661      $     6,999
                                                   ============     ============

OPERATING INCOME (LOSS):
Casing services                                    $       442      $     1,239
Directional drilling services                              662              256
Compressed air drilling services                           394             (107)
General corporate                                         (329)            (365)
                                                   ------------     ------------

Total income/(loss) from operations                $     1,169      $     1,023
                                                   ============     ============

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                    $       361      $       345
Directional drilling services                              101               62
Compressed air drilling services                           210              261
General corporate                                           25               30
                                                   ------------     ------------

Total depreciation and amortization expense        $       697      $       698
                                                   ============     ============

INTEREST EXPENSE:
Casing services                                    $       165      $       163
Directional drilling services                               75               63
Compressed air drilling services                           159              243
General corporate                                          170              168
                                                   ------------     ------------

Total interest expense                             $       569      $       637
                                                   ============     ============

CAPITAL EXPENDITURES
Casing services                                    $       379      $        62
Directional drilling services                              705                8
Compressed air drilling services                           326              115
General corporate                                            1               11
                                                   ------------     ------------

Total capital expenditures                         $     1,411      $       196
                                                   ============     ============

ASSETS:
Casing services                                    $    17,159      $    16,160
Directional drilling services                           11,459            9,975
Compressed air drilling services                        18,396            9,190
General corporate                                        1,351            1,149
                                                   ------------     ------------

Total assets                                       $    48,365      $    36,474
                                                   ============     ============

NOTE 5 - LEGAL MATTERS

The Company is involved in various legal proceedings that arose in the ordinary course of business. The legal proceedings are at different stages. In the opinion of management and their legal counsel, the ultimate gain or loss, if any, to the Company from all such proceedings can not be reasonably estimated at this time.

NOTE 6 - SUBSEQUENT EVENTS

On March 15, 2004, the Company filed an application to list the common stock on the American Stock Exchange. However, approval of listing of the common stock is subject to numerous conditions, including that the Company effect a reverse stock split resulting in an increase in the per share price to at least $3.00 per share, and meet certain other quantitative and qualitative standards. While the stockholders and board of directors have approved a future reverse stock split, there can be no assurance that the Company will meet the listing requirements of the American Stock Exchange or any other exchange.

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

     o Wells Fargo Credit, Inc. and Wells Fargo Energy Capital, Inc. extended the maturity dates for certain obligations (which at March 31, 2004, aggregated approximately $9,452,000) from January and February of 2005 to January and February of 2006. As a condition of the extension, the Company made a $400,000 initial payment and agreed to make 24 monthly principal payments in the amount of $25,000 each to Wells Fargo Energy Capital, Inc. As part of the extension, the lenders waived certain defaults including defaults relating to the failure of Jens' and Strata to comply with certain covenants relating to the amount of their capital expenditures, and amended certain covenants set forth in the loan agreements. In addition, Wells Fargo Credit, Inc. increased Strata's line of credit from $2.5 million to $4.0 million.

This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. Other factors are identified in our Securities and Exchange Commission filings in our Form 10-K under the heading "Risk Factors" located at the end of "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information in this Item 2 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed herein , and in other reports filed with the Securities and Exchange Commission, and in particular those discussed under "Risk Factors" in our Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We are under no obligation to revise or update any forward-looking statements.

BACKGROUND
----------

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc ("HDS"). In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of Mountain Air. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens'. In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp LLC. Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp. In addition, the Company issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our Form 10-K. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. In order to estimate the collectibility of amounts due from our customers, we make judgments regarding future events and trends, based upon customer payment history and current credit worthiness , as well as consideration of the overall business climate in which our customers operate. Inherently, we are required to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 1% to 2%. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, there can be no assurance of such fact.

REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition policy determines the timing of certain expenses, such as commissions. We follow specific and detailed guidelines in measuring revenue. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues are recognized by the Company and its subsidiaries as services are rendered, provided that pricing is fixed or determinable and collection is reasonably assured. The Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin SAB No. 104 ("SAB No. 104"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates as to the value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the book values of these assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Changes to these assumptions could require a provision for impairment in a future period.

GOODWILL AND OTHER INTANGIBLES. The Company has recorded approximately $7,661,000 of goodwill and $2,158,000 of other identifiable intangible assets. The Company allocates purchase price to intangible assets when it makes a business combination. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Purchase price allocations have been made to intangible assets and goodwill in connection with the acquisition of the Mountain Air, Strata and Jens' operating segments, as well as the reverse merger between the Company and OilQuip. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial

Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The initial valuations of intangibles related to the Mountain Air, Strata and Jens' operating segments required the use of third-party valuation experts who in turn developed assumptions to value the carrying amount of the individual reporting units. Changes to these assumptions could require a provision for impairment in future periods.

STOCK BASED COMPENSATION. The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation expense has been recognized for these options. Many equity instrument transactions are valued based on pricing models such as Black-Scholes, which require judgments by management. Values for such transactions can vary widely and are often material to the financial statements.

RESULTS OF OPERATIONS
---------------------

Results of operations for 2004 and 2003 reflect the business operations of Allis-Chalmers and its subsidiaries Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"), and Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp LLC. Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp L.L.C. The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003. The business of Mountain Air and AirComp is referred to below as "Compressed Air Drilling Services."

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003:
-------------------------------------------------------------

Sales for the three months ended March 31, 2004 totaled $9,661,000, which included the revenue of AirComp, a joint venture between the Company and M-I consummated in July, 2003. In the comparable period of 2003, revenues were $6,999,000 reflecting the revenue of Jens', Strata, and Mountain Air. Revenues for the quarter ended March 31, 2004 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $1,939,000, $5,253,000 and $2,469,000, respectively. Revenues for the quarter ended March 31, 2003 for the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments were $2,509,000, $3,480,000 and $1,010,000, respectively. Revenues for the Casing Services segment decreased $570,000 due to increased competition in the South Texas market and slower than projected drilling in Mexico by PEMEX due to bad weather. Revenues for the Compressed Air Drilling Services segment increased $1,459,000 for the quarter ended March 31, 2004 primarily due to joint venture between the Company and M-I. The Company through AirComp was able to expand the geographical areas in which it operates to include geothermal drilling in California and natural gas drilling in West Texas. Directional Drilling Services revenues increased $753,000 due to increased market share in the Gulf Coast.

Gross margin ratio, as a percentage of sales, was 24.0% for the quarter ended March 31, 2004 compared with 28.6% for the quarter ended March 31, 2003. The gross margin ratio decreased as a result of relatively fixed direct costs and decreased service pricing in the Casing Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures or revenues.

General and administrative expense was $1,103,000 in 2004 compared with $981,000 in 2003. General and administrative expense increased in 2004 compared to 2003 due to the overhead costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand in the market.

Operating income for the first quarter ended March 31, 2004 totaled $1,169,000, a 14% increase over the comparable period in 2003, reflecting the inclusion of operating income of AirComp, the limited liability company formed in July 2003. In the comparable period of 2003, operating income was $1,023,000. Operating income (loss) for the quarter ended March 31, 2004 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $442,000, $662,000, $394,000 and ($329,000), respectively. Operating income (loss) for the quarter ended March 31, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,239,000, $256,000, ($107,000) and ($365,000), respectively. Operating income for the Casing Services decreased approximately $797,000 due to increased competition in the South Texas market and slower than projected drilling in Mexico by PEMEX due to bad weather. Directional Drilling Services increased approximately $406,000 due to increased market share in the Gulf Coast. Compressed Air Drilling Services increased approximately $501,000 due the expanded geographical areas in which AirComp operates. General Corporate segments decreased approximately $36,000 due to lower corporate expenses.

We had a net income attributed to common shareholders of $501,000, or $0.03 per common share, for the quarter ended March 31, 2004 compared with a net loss of ($341,000), or ($0.02) per common share, for the quarter end March 31, 2003.

PRO FORMA RESULTS

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the periods presented. Pro forma results of operations set forth below includes results of operations for the quarter ended March 31, 2004 and 2003.

Pro forma sales for the first quarter of 2004 totaled $9,661,000, compared to pro forma sales in the first quarter of 2003 of $7,880,000, an increase of approximately 22%. The increase in 2004 compared to 2003 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry. Pro forma sales for the first quarter of 2004 for AirComp totaled $2,469,000, compared to pro forma sales in the first quarter of 2003 of $1,891,000. The pro forma sales in 2004 for AirComp increased $578,000 due to increased drilling activity in West Texas and a slight increase in activity in the San Juan basin over the same period in 2003.

Pro forma gross margin, as a percentage of sales, was 24.0% for the quarter ended March 31, 2004 compared with a pro forma gross margin of 26.4 % for the quarter ended March 31, 2003. The gross margin ratio decreased as a result of relatively fixed direct costs and decreased service pricing in the Casing Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in revenues.

Pro forma general and administrative expense was $1,103,000 in 2004 compared with $981,000 in 2003. The pro forma general and administrative expense increased in 2004 due to the overhead costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand in the market.

The Company had pro forma operating income for the first quarter of 2004 of $1,169,000, an increase of 6% as compared to pro forma operating income of $1,096,000 in the first quarter of 2003. The increase in pro forma operating income for 2004 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net income of $501,000, or $0.03 per common share, for the quarter ended March 31, 2004 compared with a pro forma net loss of ($260,000), or ($0.01) per common share, for the quarter ended March 31 2003.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of March 31, 2004.

                                       PAYMENTS DUE BY PERIOD
                                       ----------------------------------------------------------------------------
                                                                                                          AFTER 5
CONTRACTUAL OBLIGATIONS                    TOTAL          1 YEAR         2-3 YEARS      4-5 YEARS          YEARS
-----------------------                ------------    ------------    ------------    ------------    ------------
Notes payable                          $31,364,000     $ 6,806,000     $14,071,000     $10,487,000     $        --
Interest Payments on notes payable       1,978,000         431,000         973,000         574,000              --
Operating Lease                            730,000         318,000         323,000          89,000              --
Employment Contracts                       750,000         750,000              --              --              --
                                       ------------    ------------    ------------    ------------    ------------
Total Contractual Cash Obligations     $34,822,000     $ 8,305,000     $15,367,000     $11,150,000     $        --
                                       ============    ============    ============    ============    ============

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $491,000 at March 31, 2004 as compared to $1,299,000 at December 31, 2003. The decrease in cash and cash equivalents was due to the decrease in long-term debt resulting from scheduled principal repayments as well as an accelerated payment on Strata's vendor financed note of approximately $637,000 and the decrease in other current liabilities.

Net trade receivables at March 31, 2004 were $8,347,000 as compared to $8,823,000 at December 31, 2003, due to increased collection efforts in collecting past due accounts.

Net property, plant and equipment were $27,270,000 at March 31, 2004 as compared to $26,339,000 at December 31, 2003. The increase in net property, plant and equipment was due to the addition of approximately $750,000 of downhole motors and other assets used in the operations at Strata, the addition of casing equipment of approximately $334,000 at Jens', and capital repairs to the existing equipment of approximately $327,000 at AirComp. Capital expenditures for the quarter 2004 were $1,411,000. Capital expenditures for the quarter 2003 were $196,000. Capital expenditures for 2004 are projected to be approximately $4,100,000. These expenditures are expected to be funded from operating cash flows and lines of credit already in place available for capital projects.

Trade accounts payable at March 31, 2004 were $3,483,000 as compared to $3,133,000 at December 31, 2003. The increase was primarily due to increased operational expenses.

At March 31, 2004, other current liabilities, excluding the current portion of long-term debt and trade accounts payable, were $2,795,000 consisting of interest in the amount of $241,000, accrued salary and benefits in the amount of $885,000, income taxes payable of $45,000, accrued restructuring costs of $129,000, related party payables of $467,000, accrued operating expenses of $967,000, and legal and professional expenses in the amount of $25,000. Included in accrued restructuring costs was compensation in the amount of $129,000 due to former employees of the Company. At December 31, 2003, other current liabilities, excluding the current portion of long-term debt and trade accounts payable, were $3,291,000 consisting of interest in the amount of $152,000, accrued salary and benefits in the amount of $591,000, income taxes payable of $45,000, accrued restructuring costs of $296,000, related party payables of $787,000, accrued operating expenses of $1,358,000, and legal and professional expenses in the amount of $62,000. Included in accrued restructuring costs was compensation in the amount of $166,000 due to former employees of the Company. All of these balance sheet accounts decreased significantly from December 31, 2003 balances due to increased cash flow from operations.

Long-term debt including current maturities was $31,364,000 at March 31, 2004 as compared to $32,233,000 at December 31, 2003. The decrease in long-term debt resulted from scheduled principal repayments as well as an accelerated payment on Strata's vendor financed note of approximately $637,000.

CAPITAL REQUIREMENTS

Our long-term capital needs are to repay and/or refinance our existing debt, provide funds for existing operations, and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay our debts as they become due, including the amounts due to the bank lenders described above, we will require additional financing, which may include the issuance of equity or debt securities, as well as secured and unsecured loans. See "Recent Developments" below for a discussion of capital transactions completed subsequent to March 31, 2004. In March 2004 the Company entered into an agreement with Morgan Joseph & Co. Inc. to assist the Company in restructuring its outstanding debt and to consummate an offering of its common stock. However, there can be no assurance that the Company will be successful in such efforts. Any new issuance of equity securities may further dilute existing shareholders.

RECENT DEVELOPMENTS

On March 15, 2004, the Company filed an application to list the common stock on the American Stock Exchange. However, approval of listing of the common stock is subject to numerous conditions, including that the Company effect a reverse stock split resulting in an increase in the per share price to at least $3.00 per share, and meet certain other quantitative and qualitative standards. While the stockholders and board of directors have approved a future reverse stock split, there can be no assurance that the Company will meet the listing requirements of the American Stock Exchange or any other exchange.

On April 2, 2004, the Company entered into the following transactions:

     o In exchange for a cash investment of $2 million, the Company issued 3,100,000 shares of common stock for a purchase price equal to $0.50 per share, and warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1,550,000, and the aggregate purchase price for the warrants was $450,000.

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

     o Wells Fargo Credit, Inc. and Wells Fargo Energy Capital, Inc. extended the maturity dates for certain obligations (which at March 31, 2004, aggregated approximately $9,452,000) from January and February of 2005 to January and February of 2006. As a condition of the extension, the Company made a $400,000 initial payment and agreed to make 24 monthly principal payments in the amount of $25,000 each to Wells Fargo Energy Capital, Inc. As part of the extension, the lenders waived certain defaults including defaults relating to the failure of Jens' and Strata to comply with certain covenants relating to the amount of their capital expenditures, and amended certain covenants set forth in the loan agreements. In addition, Wells Fargo Credit, Inc. increased Strata's line of credit from $2.5 million to $4.0 million.

As a result of the foregoing transactions, the parties to the above stockholders agreement own 86.4% of the outstanding common stock of the Company, calculated in accordance with Rule 13d-3 of the Securities and Exchange Commission. The proceeds of the sale of the common stock and warrants will be used by the Company to reduce debt, to fund potential acquisitions and for general corporate purposes.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief accounting officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in an action (the "Action") brought in April 2004 (No. 04CV308) in the District Court of Mesa County Colorado by the former owner of Mountain Air Drilling Service Company, Inc. nka Pattongill & Murphy, Inc., from whom the Company's Mountain Compressed Air, Inc. ("MCA") acquired assets in 2001. The plaintiff seeks to accelerate payment of a note (the "Note") issued in connection with the acquisition and are seeking $1,863,000 in damages (representing principal and interest due under the Note), on the basis that MCA has failed to provide financial statements required by the Note. The Company believes the claim is without merit because MCA no longer maintains separate financial statements and the Company provides plaintiff with the Company's publicly available financial statements. The financial statements disclose as a separate segment the operations of AirComp, which conducts business using the assets acquired from plaintiff. In addition, the rights of the holder of the Note are subordinated to certain senior lease obligations, and therefore even if the plaintiff had the right to accelerate the debt under the terms of the Note, the plaintiff is prevented from doing so pursuant to the terms of the subordination agreement until September, 2007, at which time the Note will mature by its terms. Finally, the Company has claims in the amount of $12,000 for legal fees and other expenses that the plaintiff agreed to pay the Company in connection with the settlement of an earlier lawsuit involving the acquisition of assets from plaintiff.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed
    -----------------------

The Index to Financial Statements is included on page 2 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto. The exhibits listed on the Exhibit Index located at Page 18 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K
    -------------------

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2004.


                                                ALLIS-CHALMERS CORPORATION
                                            ------------------------------------
                                                        (REGISTRANT)

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