Form 10-Q
period 2004-06-30
ALLIS CHALMERS CORP
filed 2004-08-16
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

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


                5075 WESTHEIMER, SUITE 890, HOUSTON, TEXAS 77056
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (713) 369-0550
                                 --------------
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

At August 12, 2004, there were 9,783,681 shares of common stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS
                                -----------------

                                     PART I




     ITEM                                                               PAGE
     ----                                                               ----

1. Financial Statements

   Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003................................ 3

   Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.4

   Consolidated Statements of Cash Flows for the six months ended
    June 30, 2004 and 2003.............................................. 5

   Notes to Consolidated Financial Statements............................6

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations................................................ 11

4. Controls and Procedures.............................................. 16


                                     PART II

1. Legal Proceedings.................................................... 17
2. Changes in Securities and Use of Proceeds............................ 17
6. Exhibits and Reports on Form 8-K..................................... 17


   Signatures and Certifications........................................ 18


                                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          ALLIS-CHALMERS CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share)


                                                       Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                       2004           2003          2004           2003
                                                    ---------      ---------      ---------      ---------
                                                              (in thousands, except per share)
Revenues                                            $ 11,422       $  7,340       $ 21,083       $ 14,339
Cost of sales                                          8,340          5,410         15,729         10,405
                                                    ---------      ---------      ---------      ---------

   Gross Profit                                        3,082          1,930          5,354          3,934

General and administrative expense                     1,853          1,020          2,956          2,001
                                                    ---------      ---------      ---------      ---------

   Income/ (loss) from operations                      1,229            910          2,398          1,933

Other Income (expense)
   Interest income                                        --             --             --             --
   Interest expense                                     (499)          (843)        (1,068)        (1,480)
   Other                                                  18           (186)           205           (174)
   Minority interest                                    (161)          (124)          (256)          (311)
                                                    ---------      ---------      ---------      ---------

Net income/(loss) before income taxes                    587           (243)         1,279            (32)
                                                    ---------      ---------      ---------      ---------

   Provision for income taxes                            117             92            220            250
                                                    ---------      ---------      ---------      ---------

Net income/ (loss)                                       470           (335)         1,059           (282)
                                                    ---------      ---------      ---------      ---------

   Preferred stock dividend                              (36)           (87)          (124)          (481)
                                                    ---------      ---------      ---------      ---------

Net income/ (loss) attributed to common shares      $    434       $   (422)      $    935       $   (763)
                                                    =========      =========      =========      =========

Net income/ (loss) per common share  basic          $   0.07       $  (0.11)      $   0.18       $  (0.19)
                                                    =========      =========      =========      =========

Net income/ (loss) per common share  diluted        $   0.04       $  (0.11)      $   0.11       $  (0.19)
                                                    =========      =========      =========      =========

Weighted average number of common shares
outstanding
     Basic                                             6,253          3,927          5,077          3,927
                                                    =========      =========      =========      =========

    Diluted                                           10,237          3,927          8,394          3,927
                                                    =========      =========      =========      =========

                                     This interim statement is unaudited.

                   The accompanying Notes are an integral part of the Financial Statements.


ALLIS-CHALMERS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                                        June 30,         December 31,
                                                                          2004               2003
                                                                      -------------      -------------
ASSETS
Cash and cash equivalents                                             $        485       $      1,299
Trade receivables, net                                                      10,305              8,823
Lease receivable, current                                                      180                180
Deferred offering costs                                                      2,650                  -
Prepaids and other current assets                                            1,137                887
                                                                      -------------      -------------
   Total current assets                                                     14,757             11,189

Property and equipment, net                                                 27,234             26,339
Goodwill                                                                     7,661              7,661
Other intangible assets, net                                                 2,054              2,290
Debt issuance costs, net                                                       612                567
Lease receivable                                                               664                787
Other assets                                                                    79                 40
                                                                      -------------      -------------
      Total assets                                                    $     53,061       $     48,873
                                                                      =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt                                  $      4,848       $      5,150
Trade accounts payable                                                       3,391              3,133
Accrued salaries, benefits and payroll taxes                                   677                591
Accrued interest                                                               212                152
Accrued expenses                                                             1,332              1,761
Accounts payable, related parties                                              541                787
                                                                      -------------      -------------
    Total current liabilities                                               11,001             11,574

Accrued postretirement benefit obligations                                     520                545
Long-term debt, net of current maturities                                   26,163             27,083
Other long-term liabilities                                                    129                270
Redeemable warrants                                                          1,500              1,500
Redeemable convertible preferred stock                                           -              4,171
                                                                      -------------      -------------
    Total liabilities                                                       39,313             45,143

Commitments and Contingencies (Note 9 and Note 19)

Minority interests                                                           2,782              2,523

COMMON SHAREHOLDERS' EQUITY
   Common stock, $.01 par value (20,000,000 shares authorized;
     6,264,758 and 3,926,668 issued and outstanding, respectively)              63                 39
   Capital in excess of par value                                           18,593              9,793
   Accumulated (deficit)                                                    (7,690)            (8,625)
                                                                      -------------      -------------
    Total shareholders' equity                                              10,966              1,207
                                                                      -------------      -------------
    Total liabilities and shareholders' equity                        $     53,061       $     48,873
                                                                      =============      =============

                                This interim statement is unaudited.

                The accompanying Notes are an integral part of the Financial Statements.

                                     ALLIS-CHALMERS CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                               2004          2003
                                                                             --------      --------
Cash flows from operating activities:
Net income (loss)                                                            $ 1,059       $  (282)
Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
Depreciation and amortization expense                                          1,389         1,380
Fair value of warrant issued to consultant                                        14            --
(Gain) loss on sale of fixed assets                                               --           181
Amortization of discount on debt                                                 109           367
Minority interest in income of subsidiary                                        256           311
Changes in working capital:
     Decrease (increase) in accounts receivable                               (1,482)       (1,597)
     Decrease (increase) in other current assets                                (250)         (619)
     Decrease (increase) in other assets                                          84            35
     Decrease (increase) in lease deposit                                         --           525
     (Decrease) increase in accounts payable                                     258         1,385
     (Decrease) increase in accrued interest                                      60           468
     (Decrease) increase in accrued expenses                                    (429)         (393)
     (Decrease) increase in other long-term liabilities                         (141)           --
     (Decrease) increase in accrued employee benefits and payroll taxes         (185)          (88)
                                                                             --------      --------
Net cash provided by operating activities                                        742         1,673

Cash flows from investing activities:
    Proceeds from sale of fixed assets                                            --           700
    Purchase of equipment                                                     (1,879)         (821)
                                                                             --------      --------
Net cash provided (used) by investing activities
                                                                              (1,879)         (121)
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                               1,865            --
     Repayments of long-term debt                                             (1,331)       (1,668)
     Debt issuance costs                                                        (211)           --
                                                                             --------      --------
Net cash provided (used) by financing activities                                 323        (1,668)
                                                                             --------      --------
Net increase (decrease) in cash and cash equivalents                            (814)         (116)

Cash and cash equivalents at beginning of year                                 1,299           146
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $   485       $    30
                                                                             ========      ========

Supplemental information - interest paid                                     $ 1,068       $ 1,480
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

On February 6, 2001, OilQuip, through its subsidiary, Mountain Compressed Air Inc. ("Mountain Air"), a Texas corporation, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("MADSCO"), whose business consisted of providing equipment and trained personnel in the four corner areas of the southwestern United States. Mountain Air primarily provides compressed air equipment and related products and services and trained operators to companies in the business of drilling for natural gas.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the merger, all of OilQuip's outstanding common stock was converted into 2,000,000 shares of Allis-Chalmers' common stock.

For legal purposes, we acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. Our financial statements prior to the merger reflect the operations of OilQuip. As a result of the merger, the fixed assets, goodwill and other intangibles of Allis-Chalmers were increased by $2,691,000.

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

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp L.L.C.. In addition, the AirComp issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has accounted for the joint venture as a business combination.

On June 10, 2004, the Company effected a reverse stock split in order to increase the share price of the Common Stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from approximately 6,070 to approximately 2,140.

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

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because revenue is a key component of reported results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions. The Company follows specific and detailed guidelines in measuring revenue. Revenues are recognized by the Company and its subsidiaries as services are rendered, provided that pricing is fixed or determinable and collection is reasonably assured. The Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

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

                                               Three Months       Six Months
                                                   Ended             Ended
                                               June 30, 2003     June 30, 2003
                                               -------------     -------------
Net income (loss) attributed to
    common shareholders
Previously reported                            $     (330)        $    (513)
Adjustment                                            (92)             (250)
Restated                                             (422)             (763)

Net income (loss) per share, basic
    and diluted
Previously reported                            $    (0.08)         $  (0.13)
Adjustment                                          (0.03)            (0.06)
Restated                                            (0.11)            (0.19)

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company discloses the results of its segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At June 30, 2004 and 2003, the Company operated in three segments organized by service line: casing services, directional drilling services and compressed air drilling services.

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

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations as of June 30, 2003, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the period presented.

                                                 THREE MONTHS      SIX MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                --------------   --------------
                                                          (UNAUDITED)
                                                (in thousands, except per share)
                                                    2003              2003
                                                    ----              ----

Revenues                                         $  8,181          $ 16,061
Operating income (loss)                          $    620          $  2,206
Net income (loss)                                $   (612)         $   (394)

Net income (loss) per common share

       Basic                                     $  (0.16)         $  (0.10)
       Diluted                                   $  (0.16)         $  (0.10)

NOTE 3 - DEBT

Debt is as follows at June 30:
                                                                       2004
                                                                    ---------
                                                                  (in thousands)
Debt of Mountain Air
Note payable to Wells Fargo - Equipment leasing                     $    223
Note payable to Seller of Mountain Air Drilling Service Company        1,555

Debt of Jens'
Note payable to Wells Fargo -Term Note                                 3,672
Note payable to Wells Fargo -Real Estate Note                            118
Line of Credit with Wells Fargo                                          248
Subordinated Note payable to Seller of Jens                            4,000
Note payable to Seller of Jens' for non-compete agreement                638
Note payable to Texas State Bank - Term Note                             354

Debt of Strata
Vendor financing                                                       1,746
Line of Credit with Wells Fargo                                        2,782

Debt of Allis-Chalmers
Notes payable to certain former Directors                                394
Note payable to Wells Fargo - Subordinated Debt, net                   2,309

Debt of AirComp, LLC
Line of Credit to Wells Fargo                                            807
Note payable to Wells Fargo                                            6,857
Note payable to Wells Fargo                                              490
Subordinated Note payable to M-I L.L.C                                 4,818
                                                                    ---------
Total debt                                                            31,011
Less short-term debt and current maturities                            4,848
                                                                    ---------
Long-term debt obligations                                          $ 26,163
                                                                    =========

Substantially all of the Company's assets are pledged as collateral under the credit agreements.

NOTE 4 - SHAREHOLDERS' EQUITY

On April 2, 2004, the Company completed the following transactions:

         o In exchange for an investment of $2,000,000, the Company issued 620,000 shares of common stock for a purchase price equal to $2.50 per share, and issued warrants to purchase 800,000 shares of common stock at an exercise price of $2.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1,550,000, and the aggregate purchase price for the warrants was $450,000.

         o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock. The conversion of the preferred stock will have an impact on the earnings per share in future periods since the Company will not record any dividends.

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

NOTE 5 - REVERSE STOCK SPLIT

The Company effected a reverse stock split on June 10, 2004 in order to increase the share price of the common stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from approximately 6,070 to approximately 2,140. The Company currently has an application pending to list the Common Stock on the American Stock Exchange, which has an initial listing requirement that the Common Stock trade for a minimum of $3.00 per share and certain other qualitative and quantative listing requirements. There can be no assurance that the Company will be successful in listing the Common Stock on the American Stock Exchange.

NOTE 6 - SEGMENT INFORMATION

The Company has three operating segments including Casing Services (Jens'), Directional Drilling Services (Strata) and Compressed Air Drilling Services (AirComp). All of the segments provide services to the petroleum exploration and production industry. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the General Corporate function are reported below for the quarters and the six months ended June 30, 2004 and 2003:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                    2004           2003          2004           2003
                                                 ---------      ---------      ---------      ---------
                                                                     (in thousands)
REVENUES:
Casing services                                  $  2,446       $  2,644       $  4,386       $  5,153
Directional drilling services                       6,422          3,503         11,675          6,983
Compressed air drilling services                    2,554          1,193          5,022          2,203
                                                 ---------      ---------      ---------      ---------

Total revenues                                   $ 11,422       $  7,340       $ 21,083       $ 14,339
                                                 =========      =========      =========      =========
OPERATING INCOME (LOSS):
Casing services                                  $    783       $    988       $  1,225       $  2,227
Directional drilling services                         727            255          1,389            511
Compressed air drilling services                      419             71            812            (36)
General corporate                                    (700)          (404)        (1,028)          (769)
                                                 ---------      ---------      ---------      ---------

Total income/(loss) from operations              $  1,229       $    910       $  2,398       $  1,933
                                                 =========      =========      =========      =========
DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                  $    355       $    275       $    717       $    690
Directional drilling services                         114             39            214            119
Compressed air drilling services                      197            180            408            511
General corporate                                      25             (3)            50             60
                                                 ---------      ---------      ---------      ---------

Total depreciation and amortization expense      $    691       $    491       $  1,389       $  1,380
                                                 =========      =========      =========      =========
INTEREST EXPENSE:
Casing services                                  $    155       $    230       $    320       $    393
Directional drilling services                          67             77            142            140
Compressed air drilling services                      158            331            317            574
General corporate                                     119            205            289            373
                                                 ---------      ---------      ---------      ---------

Total interest expense                           $    499       $    843       $  1,068       $  1,480
                                                 =========      =========      =========      =========
CAPITAL EXPENDITURES
Casing services                                  $     46       $    201       $    425       $    242
Directional drilling services                          83             61            788             69
Compressed air drilling services                      338            379            664            494
General corporate                                       1              5              2             16
                                                 ---------      ---------      ---------      ---------

Total capital expenditures                       $    468       $    646       $  1,879       $    821
                                                 =========      =========      =========      =========
ASSETS:
Casing services                                  $ 17,060       $ 16,562       $ 17,060       $ 16,562
Directional drilling services                      12,795          8,125         12,795          8,125
Compressed air drilling services                   18,588          9,038         18,588          9,038
General corporate                                   4,617          1,322          4,617          1,322
                                                 ---------      ---------      ---------      ---------

Total assets                                     $ 53,061       $ 35,047       $ 53,061       $ 35,047
                                                 =========      =========      =========      =========

                                       10

NOTE 7 - LEGAL MATTERS

The Company is involved in various legal proceedings arising in the ordinary course of business. The legal proceedings are at different stages. In the opinion of management and their legal counsel, the ultimate gain or loss, if any, to the Company from all such proceedings can not be reasonably estimated at this time.

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


NOTE 8 - SUBSEQUENT EVENTS

On March 15, 2004, the Company filed an application to list the common stock on the American Stock Exchange. However, approval of listing of the common stock is subject to numerous conditions, and there can be no assurance that the application will be approved.

On July 17, 2004 our Strata and Jens subsidiaries entered into amendments to their respective Wells Fargo Credit, Inc. credit agreements. The amendments provide for an increase in the permitted capital expenditures in 2004 by Strata, and also permitted additional indebtedness by Jens. Each of the amendments also included consents to a $10.0 million to $15.0 million equity offering by the Company and waived any requirement that the net proceeds be contributed to Strata or Jens and used to prepay outstanding borrowings under the credit facilities.

On August 10, 2004 we completed the private placement of 3,504,667 shares of our common stock at a price of $3.00 per share. Net proceeds to us, after selling commissions and expenses, are estimated to be $9.6 million. The private placement was structured as what is known as a "private investment in public equity" or "PIPE" offering, in which we issued shares pursuant to an exemption from the Securities Act of 1933, and have agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

We will use the net proceeds of the offering to reduce debt, for acquisitions, and for general corporate purposes. While we are in discussions and in the analysis phase with potential acquisition candidates, as of this date, the Company has not entered into definitive agreements with respect to any acquisition candidate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. -

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

BACKGROUND
----------

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc ("HDS"). In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of Mountain Air. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens'. In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form AirComp LLC. Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp. In addition, the Company issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. In order to estimate the collectibility of amounts due from our customers, we make estimates and judgments regarding the collectibility of our accounts receivables, based upon customer payment history and current credit worthiness, as well as consideration of the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 1% to 2%. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, there can be no assurance of such fact.

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

GOODWILL AND OTHER INTANGIBLES. The Company has recorded approximately $7,661,000 of goodwill and $2,054,000 of other identifiable intangible assets. The Company allocates purchase price to intangible assets when it makes a business combination. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Purchase price allocations have been made to intangible assets and goodwill in connection with the acquisition of the Mountain Air, Strata and Jens' operating segments, as well as the reverse merger between the Company and OilQuip. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The initial valuations of intangibles related to the Mountain Air, Strata and Jens' operating segments required the use of third-party valuation experts who in turn developed assumptions to value the carrying amount of the individual reporting units. Changes to these assumptions could require a provision for impairment in future periods.

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

RESULTS OF OPERATIONS
---------------------

Results of operations for 2004 and 2003 reflect the business operations of Allis-Chalmers and its subsidiaries Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"), and Strata Directional Technology, Inc., which provides directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form AirComp LLC. Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp L.L.C. The Company owns 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003. The business of Mountain Air and AirComp is referred to below as "Compressed Air Drilling Services."

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003:
-----------------------------------------------------------

Our revenues for the second quarter ended June 30, 2004 were $11,422,000, an increase of 55.6% compared to $7,340, 000 for the second quarter of 2003. The increase in revenues in the quarter was principally due to the inclusion of the revenues of Aircomp, our joint venture with M-I formed in July 2003, and an increase in revenues for our Directional Drilling Services, offset in part by a decrease in revenues in our Casing Services segment. Revenues for the second quarter ended June 30, 2004 for the Casing Services, Directional Drilling Services and Compressed Air Drilling were $2,446,000, $6,422,000, and $2,554,000, respectively, compared to $ 2,644,000, $3,503,000, and $1,193,000, respectively, for the second quarter of 2003. Revenues for the Casing Services segment decreased $198,000, or 7.4%, for the second quarter of 2004, compared to the second quarter of 2003, due to an increased competitive environment in South Texas and a decrease in drilling in Mexico by PEMEX due to bad weather. Our revenues from Directional Drilling Services increased $2,919,000, or 83.3%, for the second quarter of 2004 compared to the year-ago quarter, due to an increase in demand for our services and our increased penetration of the Gulf Coast area. Revenues for the Compressed Air Drilling Services segment increased $1,361,000, or 114.0% during the second quarter of 2004 compared to the 2003 second quarter, principally due to the formation of Aircomp, our joint venture company with M-I. Through Aircomp, we were able to expand the geographical areas in which we operate to include geothermal drilling in California and natural gas drilling in West Texas.

Gross profit, as a percentage of sales, was 27.0% for the quarter ended June 30, 2004 compared to 26.3% for the quarter ended June 30, 2003. The gross profit percentage increased primarily as a result of increased revenues and pricing in the Directional Drilling Services segment. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures and revenues.

General and administrative expense was $1,853,000 in the second quarter of 2004 compared with $1,020,000 in the second quarter of 2003. General and administrative expense increased in 2004 compared to 2003 due to the inclusion of AirComp and the hiring of additional sales and administrative personnel at each of the Company's subsidiaries to meet increased demand for our services and due to increased professional fees and other expenses related to the Company's financing activities.

Operating income for the second quarter ended June 30, 2004 totaled $1,229,000, a 35.1% increase over the comparable period in 2003, reflecting the inclusion of operating income of AirComp and increased revenue for Directional Drilling Services. In the comparable period of 2003, operating income was $910,000. Operating income (loss) for the quarter ended June 30, 2004 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $783,000, $727,000, $419,000 and ($700,000), respectively. Operating income (loss) for the quarter ended June 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $988,000, $255,000, $71,000 and ($404,000), respectively. Operating income for the Casing Services decreased approximately $205,000 due to reduced revenues. Operating income for Directional Drilling Services increased approximately $472,000 due to our increased penetration of the Gulf Coast area. Compressed Air Drilling Services increased approximately $348,000 due the expanded geographical areas in which AirComp operates. General Corporate segments decreased approximately ($296,000) due to increased professional fees and other expenses related to the Company's financing activities.

Our interest expense for the second quarter of 2004, decreased to $499,000 from $843,000 for the second quarter of 2003 due to the reduction in our debt.

We had a net income attributed to common shareholders of $434,000, or $0.07 per common share, for the quarter ended June 30, 2004 compared with a net loss of ($422,000), or ($0.11) per common share, for the quarter end June 30, 2003.

PRO FORMA RESULTS

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the periods presented. Pro forma results of operations set forth below includes results of operations for the quarter ended June 30, 2004 and 2003.

Pro forma revenues for the second quarter of 2004 totaled $11,423,000, compared to pro forma revenues in the second quarter of 2003 of $8,181,000, an increase of approximately 40%. The increase in 2004 compared to 2003 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry. Pro forma sales for the second quarter of 2004 for AirComp totaled $2,554,000, compared to pro forma sales in the second quarter of 2003 of $2,034,000. The pro forma sales in 2004 for AirComp increased $520,000 due to increased drilling activity in West Texas and a slight increase in activity in the San Juan basin over the same period in 2003.

Pro forma gross profit, as a percentage of sales, was 27.5% for the quarter ended June 30, 2004 compared with a pro forma gross profit of 20.0 % for the quarter ended June 30, 2003. The gross profit percentage increased as a result of increased revenues and service pricing in the Directional Drilling Services segments. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures and revenues.

Pro forma general and administrative expense was $1,853,000 in 2004 compared with $1,020,000 in 2003. The pro forma general and administrative expense increased in 2004 compared to 2003 due to the additional administrative costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand for our services and due to increased professional fees and other expenses related to the Company's financing activites.

The Company had pro forma operating income for the second quarter of 2004 of $1,229,000, an increase of 98.2% as compared to pro forma operating income of $620,000 in the second quarter of 2003. The increase in pro forma operating income for 2004 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company had a pro forma net income of $434,000, or $0.07 per common share, for the quarter ended June 30, 2004 compared with a pro forma net loss of ($612,000), or ($0.16) per common share, for the quarter ended June 30 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003:
---------------------------------------------------------

Our revenues for the six months ended June 30, 2004 were $21,083,000, an increase of 47.0% compared to $14,339,000 for the second quarter of 2003. The increase in revenues for the six months ended June 30, 2004 was principally due to the inclusion of the revenues of Aircomp, our joint venture with M-I formed in July 2003, and an increase in revenues for our Directional Drilling Services, offset in part by a decrease in revenues in our Casing Services segment. Revenues for the six months ended June 30, 2004 for the Casing Services, Directional Drilling Services and Compressed Air Drilling were $4,386,000, $11,675,000, and $5,022,000, respectively, compared to $ 5,153,000, $6,983,000, and $2,203,000, respectively, for the six months ended June 30, 2003. Revenues for the Casing Services segment decreased $767,000, or 14.9%, for the first six months of 2004, compared to the first six months of 2003, due to an increased competitive environment in South Texas and a decrease in drilling in Mexico by PEMEX due to bad weather. Our revenues from Directional Drilling Services increased $4,692,000, or 67.2%, for the six months of 2004 compared to the year-ago period, due to an increase in demand for our services and our increased penetration of the Gulf Coast area. Revenues for the Compressed Air Drilling Services segment increased $2,819,000, or 128.0% during the six months of 2004 compared to the six months of 2003, principally due to the formation of Aircomp, our joint venture company with M-I. Through Aircomp, we were able to expand the geographical areas in which we operate to include geothermal drilling in California and natural gas drilling in West Texas.

Gross profit, as a percentage of sales, was 25.4% for the six months ended June 30, 2004 compared with 27.4% for the six months ended June 30, 2003. The gross profit percentage decreased as a result of relatively fixed direct costs and decreased service pricing in the Casing Services and Compressed Air Drilling Services segments offset by increased revenues and pricing in the Directional Drilling segment. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures or revenues.

General and administrative expense was $2,956,000 in 2004 compared with $2,001,000 in 2003. General and administrative expense increased in 2004 compared to 2003 due to the additional administrative costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand for our services and due to increased professional fees and other expenses related to the Company's financing activities.

Operating income for the six months ended June 30, 2004 totaled $2,398,000, a 24.1% increase over the comparable period in 2003, reflecting the inclusion of operating income of AirComp and the increased revenues from Directional Drilling Services, offset in part by a decrease in revenues in our Casing Services segment. In the comparable period of 2003, operating income was $1,933,000. Operating income (loss) for the six months ended June 30, 2004 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,225,000, $1,389,000, $812,000 and ($1,028,000), respectively. Operating income (loss) for the six months ended June 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,227,000, $511,000, ($36,000) and ($769,000), respectively. Operating income for the Casing Services decreased approximately $1,009,000 due reduced revenues. Operating income for Directional Drilling Services increased approximately $878,000 due to an increase in demand for our services and increased penetration of the Gulf Coast area. Compressed Air Drilling Services increased approximately $848,000 due the expanded geographical areas in which AirComp operates. General Corporate segments decreased approximately ($259,000) due to increased professional fees and other expenses related to the Company's financing activities.

Our interest expense decreased to $1,068,000 for the six months of 2004, compared to $1,480,000 for the six months of the prior year due to the reduction of our debt.

We had a net income attributed to common shareholders of $935,000, or $0.18 per common share, for the six months ended June 30, 2004 compared with a net loss of ($763,000), or ($0.19) per common share, for the six months end June 30, 2003.

PRO FORMA RESULTS

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the periods presented. Pro forma results of operations set forth below includes results of operations for the six months ended June 30, 2004 and 2003.

Pro forma revenues for the six months of 2004 totaled $21,083,000, compared to pro forma sales in the six months of 2003 of $16,061,000, an increase of approximately 31%. The increase in 2004 compared to 2003 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry. Pro forma sales for the second six months of 2004 for AirComp totaled $3,925,000, compared to pro forma sales in the second six months of 2003 of $2,203,000. The pro forma sales in 2004 for AirComp increased $1,722,000 due to increased drilling activity in West Texas and a slight increase in activity in the San Juan basin over the same period in 2003.

Pro forma gross profit, as a percentage of sales, was 25.4% for the six months ended June 30, 2004 compared with a pro forma gross margin of 31.0% for the six months ended June 30, 2003. The gross margin ratio decreased as a result of relatively fixed direct costs and decreased revenues and service pricing in the Casing Services and Compressed Air Drilling Services segments, offset in part by increased revenues and service pricing in the Directional Drilling segment. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in revenues.

Pro forma general and administrative expense was $2,956,000 in 2004 compared with $2,001,000 in 2003. The pro forma general and administrative expense increased in 2004 due to the overhead costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand in the market.

The Company had pro forma operating income for the first six months of 2004 of $2,398,000, an increase of 8% as compared to pro forma operating income of $2,206,000 in the first six months of 2003. The increase in pro forma operating income for 2004 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net income of $935,000, or $0.18 per common share, for the six months ended June 30, 2004 compared with a pro forma net loss of ($394,000), or ($0.10) per common share, for the six months ended June 30 2003.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of June 30, 2004.

                                           PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------------------
                                                                                                     AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL         1 YEAR       2-3 YEARS     4-5 YEARS   YEARS
-----------------------                         -----         ------       ---------     ---------   -------
Notes payable                              $   31,011,000 $    7,608,000  $ 13,051,000  $ 10,352,000  $     -
Interest Payments on notes payable              2,016,000        495,000       848,000       673,000        -
Operating Lease                                   756,000        318,000       323,000       115,000        -
Employment Contracts                            2,818,000      1,006,000     1,812,000             -        -
                                           -------------- --------------  ------------  ------------  -------
Total Contractual Cash Obligations         $   36,601,000 $    9,427,000  $ 16,034,000  $ 11,140,000  $     -
                                           ============== ==============  ============  ============  =======

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents totaled $485,000 at June 30, 2004 compared to $1,299,000 at December 31, 2003. The decrease in cash and cash equivalents was due to $1,879,000 in purchases of equipment, $1,331,000 of repayment of long-term debt, and $211,000 of debt issuances costs offset in part by $742,000 in net cash provided by operating activities and $1,865,000 of net proceeds from the issuance of common stock.

Net trade receivables at June 30, 2004 were $10,305,000 compared to $8,823,000 at December 31, 2003, due to increased sales at Strata and AirComp.

Net property, plant and equipment were $27,234,000 at June 30, 2004 compared to $26,339,000 at December 31, 2003. The increase in net property, plant and equipment was due to the addition of approximately $788,000 of downhole motors and other assets used in the operations at Strata, the addition of casing equipment of approximately $425,000 at Jens', and capital repairs to the existing equipment of approximately $664,000 at AirComp. Capital expenditures for the six months of 2004 were $1,879,000 compared to capital expenditures for 2003 of $821,000. Capital expenditures for the balance of 2004 are projected to be approximately $3,100,000. We expect these expenditures will be funded from operating cash flows and lines of credit already in place available for capital projects.

Trade accounts payable at June 30, 2004 were $3,391,000 as compared to $3,133,000 at December 31, 2003. The increase was primarily due to increased operational expenses.

At June 30, 2004, other current liabilities, excluding the current portion of long-term debt and trade accounts payable, were $2,762,000 consisting of interest in the amount of $212,000, accrued salary and benefits in the amount of $677,000, income taxes payable of $45,000, accrued restructuring costs of $98,000, related party payables of $541,000, accrued operating expenses of $1,153,000, and legal and professional expenses in the amount of $36,000. Included in accrued restructuring costs was compensation in the amount of $98,000 due to former employees of the Company. At December 31, 2003, other current liabilities, excluding the current portion of long-term debt and trade accounts payable, were $3,291,000 consisting of interest in the amount of $152,000, accrued salary and benefits in the amount of $591,000, income taxes payable of $45,000, accrued restructuring costs of $296,000, related party payables of $787,000, accrued operating expenses of $1,358,000, and legal and professional expenses in the amount of $62,000. Included in accrued restructuring costs was compensation in the amount of $166,000 due to former employees of the Company. All of these balance sheet accounts decreased significantly from December 31, 2003 balances due to increased cash flow from operations.

Long-term debt including current maturities was $31,011,000 at June 30, 2004 as compared to $32,233,000 at December 31, 2003. The decrease in long-term debt resulted from scheduled principal repayments as well as a prepayment on Strata's vendor financed note of approximately $637,000.

CAPITAL REQUIREMENTS

Our long-term capital needs are to repay and/or refinance our existing debt, provide funds for existing operations, and to secure funds for acquisitions in the oil and gas equipment rental and services industry. In order to pay our debts as they become due, including the amounts due to the bank lenders described above, we will require additional financing, which may include the issuance of equity or debt securities, as well as secured and unsecured loans. See "Recent Developments" below for a discussion of capital transactions completed subsequent to June 30, 2004. In March 2004, we entered into an agreement with Morgan Joseph & Co. Inc. to assist us in restructuring our outstanding debt and to pursue an offering of its common stock. However, there can be no assurance that the Company will be successful in such efforts. Any new issuance of equity securities may further dilute existing shareholders.

RECENT DEVELOPMENTS

The Company effected a reverse stock split on June 10, 2004 in order to increase the share price of the common stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from approximately 6,070 to approximately 2,140. The Company currently has an application pending to list the Common Stock on the American Stock Exchange, which has an initial listing requirement that the Common Stock trade for a minimum of $3.00 per share and certain other qualitative and quantative listing requirements. There can be no assurance that the Company will be successful in listing the Common Stock on the American Stock Exchange.

On July 17, 2004 our Strata and Jens subsidiaries entered into amendments to their respective Wells Fargo Credit, Inc. credit agreements. The amendments provide for an increase in the permitted capital expenditures in 2004 by Strata, and also permitted additional indebtedness by Jens. Each of the amendments also included consents to a $10.0 million to $15.0 million equity offering by us and waived any requirement that the net proceeds be contributed to Strata or Jens and used to prepay outstanding borrowings under the credit facilities.

On August 10, 2004 we completed the private placement of 3,504,677 shares of our common stock at a price of $3.00 per share. Net proceeds to us, after selling commissions and expenses, are estimated to be $9.6 million. The private placement was structured as what is known as a "private investment in public equity" or "PIPE" offering, in which we issued shares pursuant to an exemption from the Securities Act of 1933, and have agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

We will use the net proceeds of the offering to reduce debt, for acquisitions, and for general corporate purposes. While we are in discussions and in the analysis phase with potential acquisition candidates, as of this date, the Company has not entered into definitive agreements with respect to any acquisition.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 2, 2004, the Company completed the following transactions:

         o In exchange for an investment of $2.0 million, the Company issued 620,000 shares of common stock for a purchase price equal to $2.50 per share, and issued warrants to purchase 800,000 shares of common stock at an exercise price of $2.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1,550,000, and the aggregate purchase price for the warrants was $450,000. The transaction did not involve a public offering and was exempt from registration under the Securities Act of 1933 pursuant to Regulation D of the Securities and Exchange Commission.

         o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock. The conversion of the preferred stock will have an impact on the earnings per share in future periods since the Company will not record any dividends. The transaction did not involve a public offering and was exempt from registration under the Securities Act of 1933 pursuant to Regulation D of the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed
    -----------------------

The Index to Financial Statements is included on page 2 of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto. The exhibits listed on the Exhibit Index located at Page 19 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K
    -------------------

Reports on Form 8-K were filed on June 3, 2004 and on June 24, 2004.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2004.


                                               ALLIS-CHALMERS CORPORATION
                                           -------------------------------------
                                                       (Registrant)

                                           /S/ MUNAWAR H. HIDAYATALLAH
                                           -------------------------------------
                                           Munawar H. Hidayatallah
                                           Chief Executive Officer and Chairman

                                  EXHIBIT INDEX

3.1 Amended and Restated Certificate of Incorporation of Allis-Chalmers Corporation.

3.4 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2004.

4.1      Specimen Stock Certificate of Common Stock of Allis-Chalmers
         Corporation.

10.45 Fourth Amendment to Credit Agreement dated as of January 30, 2004, by and between Strata Directional Technologies, Inc., and Wells Fargo Credit Inc.

10.46 Second Amendment to Credit Agreement dated as of April 2, 2004, between AirComp, LLC and Wells Fargo Bank, NA.

10.47 *Employment Agreement dated as of April 1, 2004 between Registrant and Munawar H. Hidayatallah.

10.48 *Employment Agreement dated as of April 1, 2004 between Registrant and David Wilde

10.49 Stock and Warrant Purchase Agreement dated April 2, 2004 by and among Registrant and Donald Engel, Christopher Engel and Leonard Toboroff.

10.50 Form of Warrant issued to Investors pursuant to Stock and Warrant Purchase Agreement dated April 2, 2004 by and among Registrant and Donald Engel, Christopher Engel and Leonard Toboroff.

10.51 Preferred Stock Conversion Agreement dated April 2, 2004 by and between Registrant and Energy Spectrum Partners LP

10.52 Amendment to Credit Agreement by and between Registrant and Wells Fargo Energy Capital dated April 2, 2004.

10.53 Fifth Amendment to Credit Agreement dated as of April 6, 2004, by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc.

10.54 Third Amendment to Credit Agreement dated as of April 6, 2004, by and between Jens Oilfield Service, Inc. and Wells Fargo Credit Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *        Compensation Plan or Arrangement