Form 10-Q
period 2004-09-30
ALLIS CHALMERS CORP
filed 2004-11-15
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                5075 WESTHEIMER, SUITE 890, HOUSTON, TEXAS 77056
                ------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (713) 369-0550
                                 --------------
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                      COMMON STOCK, PAR VALUE $0.01 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:NONE

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

At November 12, 2004, there were 13,042,081 shares of common stock outstanding.

                           ALLIS-CHALMERS CORPORATION

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

ITEM                                                                       PAGE
----                                                                       ----
1. Financial Statements
   Consolidated Balance Sheets as of September 30, 2004 and
     December 31, 2003......................................................  3
   Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003...............................  4
   Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2004 and 2003.............................................  5
   Notes to Consolidated Financial Statements...............................  6
2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................... 15
3. Qualitative and Quantitative Disclosures About Market Risk............... 31
4. Controls and Procedures.................................................. 31

                                     PART II

1. Legal Proceedings........................................................ 32
2. Changes in Securities and Use of Proceeds................................ 32
5. Other Events............................................................. 33
6. Exhibits................................................................. 33

Signatures and Certifications............................................... 34

                                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        ALLIS-CHALMERS CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                             (in thousands)

                                                                        September 30,       December 31,
                                                                             2004              2003
                                                                        --------------     --------------
ASSETS

Cash and cash equivalents                                               $      12,992      $       1,299
Trade receivables, net                                                         10,419              8,823
Lease receivable, current                                                         180                180
Prepaids and other current assets                                               1,496                887
                                                                        --------------     --------------
   Total current assets                                                        25,087             11,189

Property and equipment, net                                                    28,818             26,339
Goodwill                                                                       10,331              7,661
Other intangible assets, net                                                    3,089              2,290
Debt issuance costs, net                                                          635                567
Lease receivable                                                                  590                787
Other assets                                                                       79                 40
                                                                        --------------     --------------
      Total assets                                                      $      68,629      $      48,873
                                                                        ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt                                    $       4,858      $       5,150
Trade accounts payable                                                          2,566              3,133
Accrued salaries, benefits and payroll taxes                                      481                591
Accrued interest                                                                  283                152
Accrued expenses                                                                1,331              1,761
Accounts payable, related parties                                                 406                787
                                                                        --------------     --------------
    Total current liabilities                                                   9,825             11,574

Accrued postretirement benefit obligations                                        510                545
Long-term debt, net of current maturities                                      25,241             27,083
Other long-term liabilities                                                       129                270
Redeemable warrants                                                             1,500              1,500
Redeemable convertible preferred stock                                             --              4,171
                                                                        --------------     --------------
    Total liabilities                                                          37,305             45,143

Commitments and Contingencies

Minority interests                                                                886              2,523

COMMON SHAREHOLDERS' EQUITY
   Common stock, $.01 par value (20,000,000 shares authorized;
     13,042,081 and 3,926,668 issued and outstanding, respectively)               130                 39
   Capital in excess of par value                                              37,425              9,793
   Accumulated (deficit)                                                       (7,117)            (8,625)
                                                                        --------------     --------------
    Total shareholders' equity                                                 30,438              1,207
                                                                        --------------     --------------
    Total liabilities and shareholders' equity                          $      68,629      $      48,873
                                                                        ==============     ==============

                                   This interim statement is unaudited.

          The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                    3

                                        ALLIS-CHALMERS CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                         2004          2003         2004          2003
                                                      ---------     ---------     ---------     ---------
                                                                  (in thousands, except per share)

Revenues                                              $ 11,888      $  8,089      $ 32,989      $ 22,428
Cost of sales                                            8,145         6,011        23,893        16,212
                                                      ---------     ---------     ---------     ---------

   Gross Profit                                          3,743         2,078         9,096         6,216

General and administrative expense                       2,425         1,351         5,381         3,759
                                                      ---------     ---------     ---------     ---------

   Income/ (loss) from operations                        1,318           727         3,715
                                                                                                   2,457

Other Income (expense)
   Interest expense                                       (566)         (521)       (1,634)       (1,797)
   Minority interest                                       (56)          (26)         (315)         (337)
   Settlement of lawsuit                                    --         1,034            --         1,034
   Other                                                    19            10           224          (164)
                                                      ---------     ---------     ---------     ---------

Net income/(loss) before income taxes                      715         1,224         1,990         1,193
                                                      ---------     ---------     ---------     ---------

   Provision for income taxes                              139            93           359           343
                                                      ---------     ---------     ---------     ---------

Net income/ (loss)                                         576         1,131         1,631           850
                                                      ---------     ---------     ---------     ---------

   Preferred stock dividend                                 --           (88)         (124)         (569)
                                                      ---------     ---------     ---------     ---------

Net income/ (loss) attributed to common shares        $    576      $  1,043      $  1,507      $    281
                                                      =========     =========     =========     =========

Net income/ (loss) per common share  basic            $   0.05      $   0.27      $   0.21      $   0.07
                                                      =========     =========     =========     =========

Net income/ (loss) per common share  diluted          $   0.04      $   0.16      $   0.15      $   0.04
                                                      =========     =========     =========     =========

Weighted average number of common shares
outstanding
     Basic                                              11,599         3,927         7,285         3,927
                                                      =========     =========     =========     =========

    Diluted                                             14,407         6,340         9,980         6,340
                                                      =========     =========     =========     =========

                                   This interim statement is unaudited.

          The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                    4

                                     ALLIS-CHALMERS CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            -----------------------
                                                                               2004          2003
                                                                            ---------     ---------
Cash flows from operating activities:
Net income (loss)                                                           $  1,631      $    850
Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
Depreciation and amortization expense                                          2,098         2,255
Fair value of warrant issued to consultant                                        14            --
(Gain) loss on settlement of lawsuit                                              --        (1,034)
Amortization of discount on debt                                                 143           442
Minority interest in income of subsidiary                                        315           337
Changes in working capital:
     Decrease (increase) in accounts receivable                               (1,417)       (2,882)
     Decrease (increase) in other current assets                                (609)         (697)
     Decrease (increase) in other assets                                         (39)           35
     Decrease (increase) in lease deposit                                         --           525
     Decrease (increase) in lease receivable                                     197           106
     (Decrease) increase in accounts payable                                    (725)        2,738
     (Decrease) increase in accrued interest                                     131          (264)
     (Decrease) increase in accrued expenses                                    (471)         (323)
     (Decrease) increase in other long-term liabilities                         (141)           --
     (Decrease) increase in accrued employee benefits and payroll taxes         (557)          (90)
                                                                            ---------     ---------
Net cash provided by operating activities                                        570         2,178

Cash flows from investing activities:
    Acquisition of Safco, net of cash acquired                                  (959)           --
    Proceeds from sale of fixed assets                                            --           700
    Purchase of equipment                                                     (2,120)       (5,086)
                                                                            ---------     ---------
Net cash provided (used) by investing activities                              (3,079)       (4,386)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                              16,946            --
     Proceeds from issuance of long-term debt                                     --         9,616
     Repayments of long-term debt                                             (2,427)       (6,925)
     Debt issuance costs                                                        (317)         (509)
                                                                            ---------     ---------
Net cash provided (used) by financing activities                              14,202        (2,182)
                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                          11,693           (26)

Cash and cash equivalents at beginning of year                                 1,299           146
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 12,992      $    120
                                                                            =========     =========
Supplemental information - interest paid                                    $  1,491      $  1,796
                                                                            =========     =========

                                This interim statement is unaudited.

       The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                 5

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This interim financial data should be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis and other information included elsewhere in this report.

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

On February 6, 2001, OilQuip, through its subsidiary, Mountain Compressed Air Inc. ("Mountain Air"), a Texas corporation, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("MADSCO"), whose business consisted of providing equipment and trained personnel in the four corner area of the southwestern United States. Mountain Air primarily provides compressed air equipment and related products and services including trained operators to companies in the business of drilling for natural gas.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the merger, all of OilQuip's outstanding common stock was converted into 2,000,000 shares of Allis-Chalmers' common stock.

For legal purposes, the Company acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger reflect the operations of OilQuip. As a result of the merger, the fixed assets and intangible assets of Allis-Chalmers were increased by $2,691,000.

On February 6, 2002, the Company acquired 81% of the outstanding stock of Jens' Oilfield Service, Inc. ("Jens'"), which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. The Company also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"), which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

In July 2003, through its subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp. In addition, AirComp issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has consolidated the operations of the joint venture in its financial statements.

On June 10, 2004, the Company effected a reverse stock split in order to increase the share price of the Common Stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from 6,070 to approximately 2,140.

On September 23, 2004 the Company purchased, for $1.0 million, 100% of the outstanding stock of Safco-Oil Field Products, Inc. ("Safco"). Safco leases "hevi-wate" spiral drill pipe and provides related oilfield services to the oil drilling industry.

On September 30, 2004, the Company acquired the remaining 19% of Jens in exchange for 1,300,000 shares of its common stock.

UNAUDITED PERIODS

The financial information with respect to the nine months ended September 30, 2004 and 2003 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries Mountain Air, Jens', Strata and Safco, and its joint venture, AirComp. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company provides rental equipment and drilling services to its customers on a day rate or per job basis and recognizes the related revenue as work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission's
(SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

CONCENTRATION OF CREDIT AND CUSTOMER RISK

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company transacts its business with several financial institutions. However, the amount on deposit in three financial institutions exceeded the $100,000 federally insured limit at September 30, 2004 by a total of $12,592,025. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

The Company sells its services to major and independent domestic and international oil and gas companies. The Company performs ongoing credit valuations of its customers and provides allowance for probable credit losses where necessary.

Two customers comprised 17.1% of the Company's domestic revenues for the nine months ended September 30, 2004 as compared to 29.9% of the Company's domestic revenues for the nine months ended September 30, 2003.

                                            2004     % of Total      2003       % of Total
Customer                                   Revenue     Revenue      Revenue       Revenue

El Paso Production Oil and Gas             $ 1,448        4.4       $ 3,038         13.6
Burlington Reserve Oil & Gas Co., L.P      $ 4,183       12.7       $ 3,646         16.3

One customer comprised 100% of the Company's international revenues for the years ended September 30, 2004 and 2003.

                                            2004     % of Total      2003       % of Total
Customer                                   Revenue     Revenue      Revenue       Revenue

Materiales Y Equipo Petrolero              $ 3,205        9.7       $ 2,457         11.0

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are charged to operations when incurred. Maintenance and repair costs were $282,000 and $287,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Depreciation expense was $1,498,000 and $1,389,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

RECLASSIFICATIONS AND RESTATEMENT OF FORM 10-Q

Certain prior period balances have been reclassified to conform to current year presentation.

The accompanying 2003 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2003. As discussed in Note 7 in the financial statements for the year ended December 31, 2003, an adjustment was recorded in the fourth quarter of 2003 to reflect a change in estimate of the recoverability of foreign taxes paid in 2003. The effect of the significant fourth quarter adjustment on the individual interim financial statements is as follows:

                                                            Nine Months Ended
                                                            September 30, 2003
                                                          (In thousands, except
                                                            earnings per share)
Net income (loss) attributed to common shareholders

Previously reported                                                $ 624
Adjustment                                                          (343)
Restated                                                             281

Net income (loss) per share, basic and diluted

Previously reported                                               $ .016
Adjustment                                                         (0.09)
Restated                                                          $ 0.07

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company discloses the results of its segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At September 30, 2004 and 2003, the Company operated in three segments organized by service line: casing and tubing services, directional drilling services and compressed air drilling services.

INCOME (LOSS) PER COMMON SHARE

The Company computes income (loss) per common share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

Nine months ended September 30,                                       2004        2003
                                                               (In thousands, except earnings
                                                                         per share)

Net income available for common shareholders (A)                     $1,507     $  281

Weighted average outstanding shares of common stock (B)
Dilutive effect of assumed conversion of preferred shares
Dilutive effect of employee stock options and awards                  7,285      3,927

Common stock and common stock equivalents (C)                         9,980      6,340

Earnings per share:
Basic (A/B)                                                          $ 0.21     $ 0.07
                                                                     =======    =======

Diluted (A/C)                                                        $ 0.15     $ 0.04
                                                                     =======    =======


NOTE 2 - ACQUISITIONS

In July 2003, through the subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I, a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp. The formation of AirComp has created the second largest provider of compressed air and related products and services for the drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries.

Mountain Air contributed assets with a net book value of approximately $6.3 million and M-I contributed assets with a net book value of approximately $6.8 million to AirComp. In addition, the Company issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has consolidated the joint venture into its financial statements.

On September 23, 2004 we purchased, for $1.0 million,
100% of the outstanding stock of Safco-Oil Field Products, Inc. ("Safco"). Safco leases "hevi-wate" spiral drill pipe and provides related oilfield services to the oil drilling industry.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations as of September 30, 2003, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the period presented.

                                                               Nine Months Ended
                                                                  September 30,
                                                                      2003
                                                                    --------
                                                                   (UNAUDITED)
                                                                 (in thousands,
                                                                except earnings
                                                                   per share)

Revenues                                                            $24,150

Operating income (loss)                                             $ 2,841

Net income (loss)                                                   $ 1,369

Net income (loss) per common share                                  $   800

       Basic                                                        $  0.02
       Diluted                                                      $  0.13

NOTE 3 - DEBT

Debt at September 30, 2004 was as follows (in thousands):

Debt of Mountain Air
Note payable - Equipment leasing                     $   211
Note payable to Seller of Mountain Air Drilling Service Company       1,577

Debt of Jens'
Line of Credit                                         209
Note payable - Term Note                               3,091
Note payable - Real Estate Note                           73
Subordinated Note payable to Seller of Jens'                          4,000
Note payable to Seller of Jens' for non-compete agreement               576
Note payable - Term Note                            315

Debt of Strata
Line of Credit                                       2,681
Vendor financing                                                      1,746
Note payable to Sellers of Safco for non-compete agreement              150

Debt of Allis-Chalmers
Notes payable to certain former directors                               398
Note payable - Subordinated debt                       2,268

Debt of AirComp
Line of Credit                                         925
Note payable - Term Note                               6,571
Note payable - Delayed Draw                              490
Subordinated Note Payable to M-I LL C                                 4,818

Total Debt                                                          $30,099
                                                                    --------
Less: short term debt and current maturities                          4,858

Long-term debt obligations                                          $25,241
                                                                    ========

Substantially all of the Company's assets are pledged as collateral to the outstanding debt agreements.

Maturities of debt obligations at September 30, 2004 are as follows:

                                                         Maturities of Debt
                                                           (in thousands)

Year Ended:
September 30, 2005                                            $ 4,858
September 30, 2006                                              7,804
September 30, 2007                                              7,360
September 30, 2008                                              5,259
September 30, 2009 and thereafter                               4,818
                                                              --------
Total                                                         $30,099
                                                              ========

The debt agreements are summarized as follows:

MOUNTAIN AIR

A term loan in the original amount of $267,000 at an interest rates of 5%, interest payable monthly, with monthly principal payments of $5,039 due on the last day of the month. The maturity date of the loan is June 30, 2008. The balance at September 30, 2004 was $211,000.

A note to the sellers of Mountain Air Drilling Service Company assets in the original amount of $2,200,000 at 5.75% simple interest was reduced to $1,469,151 as a result of the settlement of a legal action against the sellers. The principal and accrued interest is due on September 30, 2007 in the amount of $1,863,195. The balance at September 30, 2004 was $1,577,000. As discussed in
Note 8, the holders of the note have brought a legal action seeking to Accelerate payment of all amounts due under the note.

JENS'

A term loan in the original amount of $4,042,396 was increased in October 2003 to $5,100,000 at a floating interest rate (6.75% at September 30, 2004) with monthly principal payments of $85,000 plus 25% of Jens' receipt of payments from Matyep. The maturity date of the loan was extended in April 2004 to January 31, 2006. The balance at September 30, 2004 was $3,091,000.

A real estate loan in the amount of $532,000 at floating interest rate (6.75% at September 30, 2004) with monthly principal payments of $14,778 plus accrued interest. The principal is due on January 31, 2005. The balance at September 30, 2004 was $73,000.

At September 30, 2004, Jens had a $1,000,000 line of credit at Wells Fargo Credit, Inc., of which $209,000 was outstanding at September 30, 2004. The Maturity date was extended in April 2004 to January 31, 2006. Interest accrues at a floating rate plus a margin (6.75% at September 30, 2004). Additionally, Jens' pays a 0.5% per annum fee on the undrawn portion.

A subordinated seller's note in the original amount of $4,000,000 at 7.5% simple interest. At September 30, 2004, $406,000 of interest was accrued and was included in accounts payable, related parties. The principal and interest are due on January 31, 2006. The note is subordinated to the Company's bank lenders.

In conjunction with the purchase of Jens', the Company agreed to cause Jens' to pay a total of $1,234,560 payable to Jens Mortensen, our President, in exchange for a non-compete agreement. Jens' is to make monthly payments of $20,576 through the period ended January 31, 2007. As of September 30, 2004 the balance was approximately $576,000 including $247,000 classified as short-term.

A term loan in the original amount of $397,080 at a floating interest rate (6.75% at September 30, 2004) with monthly principal payments of $11,000 plus interest. The maturity date of the loan is September 17, 2006. As of September 30, 2004, the outstanding balance was $256,000.

A term loan in the original amount of $74,673 at a floating interest rate (6.75% at September 30, 2004) with monthly principal payments of $1,946 plus interest. The maturity date of the loan is January 12, 2007. As of September 30, 2004 the outstanding balance was $59,000.

STRATA

In December 2003, Strata entered into a short-term vendor financing agreement in the original amount of $1,746,000 with a major supplier of drilling motors for drilling motor rentals, motor lease costs and motor repair costs. The agreement provides for repayment of all amounts due no later than December 30, 2005. Payment of the interest on the note is due monthly and three principal payments are due in October 2004, April 2005 and December 2005. The vendor financing incurs interest at a rate of 8.0%. As of September 30, 2004, the outstanding balance was $1,746,000.

Strata has a $4,000,000 line of credit at Wells Fargo Credit, Inc., of which $2,681,000 was outstanding at September 30, 2004. The committed line of credit was extended in April 2004 to January 31, 2006. Interest accrues at a floating interest rate plus a margin (7.75% at September 30, 2004). Additionally, Strata pays a 0.5% per annum fee on the undrawn portion.

In conjunction with the purchase of Safco, the Company agreed to cause Safco to pay a total of $150,000 to the Sellers of Safco in exchange for a non-competetition agreement. Safco is to make yearly payments of $50,000 through the period ended September 30, 2007. As of September 30, 2004, the balance was $150,000 including $50,000 classified as short-term.

ALLIS-CHALMERS

Subordinated Debt and amortization of Redeemable Warrant - Secured subordinated debt issued to partially finance the acquisitions of Jens' and Strata in the original amount of $3,000,000 at 12% interest payable monthly. Of this amount $2,309,000 was outstanding at September 30, 2004. The maturity date was extened in April 2004 to February 1, 2006. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see Redeemable Warrants below). The discount was amortizable over three years beginning February 6, 2002 but in April 2004 was extended to 5 years as additional interest expense of which $190,000 has been recognized for the nine months ended September 30, 2004. The debt is recorded at $2,268,000 at September 30, 2004, net of the unamortized portion of the put obligation.

The Allis-Chalmers Board established an arrangement to compensate former and continuing Board members who had served from 1989 to March 31, 1999 without compensation. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5.0%, compounded quarterly, and are due March 28, 2005. At September 30, 2004 the notes were recorded at $398,000, including accrued interest.

REDEEMABLE WARRANTS - The Company issued redeemable warrants that are exercisable for up to 233,000 shares of the Company's common stock at an exercise price of $0.75 per share and non-redeemable warrants that are exercisable for a maximum of 67,000 shares of the Company's common stock at $5.00 per share. The warrants were issued in connection with the issuance of a subordinated debt instrument for Mountain Air in 2001, subsequently repaid in connection with the formation of AirComp in July 2003 and the related issuance of the $3 million subordinated debt discussed above (collectively, the "Subordinated Debt"). The warrants exerciseable for $0.75 per share are subject to cash redemption provisions ("puts") in the amount of $1,500,000, at the discretion of the warrant holders beginning at the earlier of the final maturity date of the Subordinated Debt or three years from the closing of the Subordinated Debt (January 31, 2005). In April 2004 the maturity date of the debt was extended to February 1, 2006. The Company has recorded a liability of $600,000 at Mountain Air and $900,000 at Allis-Chalmers for a total of $1,500,000 and is amortizing the effects of the puts to interest expense over the life of the Subordinated Debt.

The Company guarantees many of its subsidiaries' obligations. In addition, the Company's Chief Executive Officer and Chairman, Munawar H. Hidayatallah, and his wife, guarantee substantially all of the Company's obligations.

AIRCOMP LLC

A $1,000,000 line of credit at Wells Fargo bank, of which $925,000 was outstanding at September 30, 2004. Interest accrues at a floating interest rate plus a margin (6.75% at September 30, 2004) and is payable quarterly starting in September 2003. Additionally, AirComp pays a 0.5% per annum fee on the undrawn portion. The line of credit matures on June 27, 2007.

A term loan - A term loan in the original amount of $8,000,000 at variable interest rates related to the Prime or LIBOR rates (5.50% at September 30, 2004), interest payable quarterly, with quarterly principal payments of $286,000 due on the last day of the quarter beginning in July 2003. The maturity date of the loan is June 27, 2007. The balance at September 30, 2004 was
$6,571,000.

A delayed draw term loan in the amount of $1,000,000 with interest at a rate equal to the LIBOR rate plus a margin with quarterly payments of interest and quarterly payments of principal equal to 5.0% of the outstanding balance commencing in the first quarter of 2005. The maturity date of the loan is June 27, 2007. The balance at September 30, 2004 was $490,000.

A subordinated debt in the amount of $4,818,000 bearing an annual interest rate of 5.0% in conjunction with the joint venture. The note is due and payable when M-I sells its interest or a termination of AirComp occurs. At September 30, 2004, $212,000 of interest was accrued and included in accrued interest.

NOTE 4 - SHAREHOLDERS' EQUITY

On March 3, 2004, the Company entered into an agreement with Morgan Joseph whereby Morgan Joseph would provide underwriting and fundraising activities on behalf of the Company. In exchange for their services, Morgan Joseph received a stock purchase warrant to purchase 340,000 shares of common stock at an exercise price of $2.50 per share. For purposes of calculating fair value under SFAS No. 123, the fair value of the warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility rate of 170.69% risk-free interest rate of 6.25%; and average life of 5 years. The resulting fair value of $2,650,000 assigned to the warrant issuance was offset against the proceeds collected from the Company's private placements of common stock.

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

                  o The Company, the Investor Group, Energy Spectrum, and director Saeed Sheikh, and officers and directors Munawar H. Hidayatallah and Jens H. Mortensen entered into a stockholders agreement pursuant to which the parties have agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. In addition, the parties and the Company agreed that in the event the Company has not affected a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets.

On August 10, 2004, the Company completed the private placement of 3,504,667 shares of the Company's common stock at a price of $3.00 per share. Net proceeds to the Company, after selling commissions and expenses, were approximately $9.6 million. The Company issued shares pursuant to an exemption from the Securities Act of 1933, and agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

On September 30, 2004, the Company completed the private placement of 1,956,668 shares of the Company's common stock at a price of $3.00 per share. Net proceeds to the Company, after selling commission and expenses, were approximately $5.5 million. The Company issued shares pursuant to an exemption from the Securities Act of 1933, and agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

On September 30, 2004, the Company acquired Jens Mortensen's 19% minority interest in Jens' Oilfield Service, Inc. in exchange for 1,300,000 shares of the Company's common stock.

NOTE 5 - REVERSE STOCK SPLIT

The Company affected a reverse stock split on September 10, 2004 in order to increase the share price of the common stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from 6,070 to approximately 2,140. On September 13, 2004, the Company's common stock began trading on the American Stock Exchange. All share and related amounts presented have been retroactively adjusted for the stock split.

NOTE 6 - SEGMENT INFORMATION

The Company has three operating segments including Casing Services (Jens'), Directional Drilling Services (Strata) and Compressed Air Drilling Services (AirComp). All of the segments provide services to the petroleum exploration and production industry. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the General Corporate function are reported below for the quarters and the nine months ended September 30, 2004 and 2003:

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                   2004          2003          2004          2003
                                                ---------     ---------     ---------     ---------
                                                                   (in thousands)
REVENUES:
Casing services                                 $  2,831      $  2,559      $  7,218      $  7,712
Directional drilling services                      6,677         3,353        18,352        10,336
Compressed air drilling services                   2,380         2,177         7,419         4,380
                                                ---------     ---------     ---------     ---------

Total revenues                                  $ 11,888      $  8,089      $ 32,989      $ 22,428
                                                =========     =========     =========     =========

OPERATING INCOME (LOSS):
Casing services                                 $    949      $    913      $  2,174      $  3,070
Directional drilling services                      1,048           120         2,435           613
Compressed air drilling services                     209           171         1,021            52
General corporate                                   (888)         (477)       (1,915)       (1,277)
                                                ---------     ---------     ---------     ---------

Total income/(loss) from operations             $  1,318      $    727      $  3,715      $  2,457
                                                =========     =========     =========     =========

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                 $    359      $    345      $  1,075      $  1,035
Directional drilling services                        117            56           331           175
Compressed air drilling services                     209           242           616           967
General corporate                                     25            18            76            78
                                                ---------     ---------     ---------     ---------

Total depreciation and amortization expense     $    710      $    661      $  2,098      $  2,255
                                                =========     =========     =========     =========

INTEREST EXPENSE:
Casing services                                 $    173      $    146      $    494      $    469
Directional drilling services                         69            42           210           166
Compressed air drilling services                     170           164           487           655
General corporate                                    154           169           443           507
                                                ---------     ---------     ---------     ---------

Total interest expense                          $    566      $    521      $  1,634      $  1,797
                                                =========     =========     =========     =========

CAPITAL EXPENDITURES
Casing services                                 $     32      $    973      $    457      $  1,215
Directional drilling services                         94           850           882           893
Compressed air drilling services                     107         1,765           771         2,259
General corporate                                      8             3            10            19
                                                ---------     ---------     ---------     ---------

Total capital expenditures                      $    214      $  3,591      $  2,120      $  4,386
                                                =========     =========     =========     =========

ASSETS:
Casing services                                 $ 21,273      $ 17,360      $ 21,273      $ 17,360
Directional drilling services                     14,225         9,122        14,225         9,122
Compressed air drilling services                  18,530        20,020        18,530        20,020
General corporate                                 14,601         1,169        14,601         1,169
                                                ---------     ---------     ---------     ---------

Total assets                                    $ 68,629      $ 47,671      $ 68,629      $ 47,671
                                                =========     =========     =========     =========

REVENUES:
United States                                   $ 10,493      $  7,070      $ 29,402      $ 19,748
Mexico                                             1,395         1,019         3,587         2,680
                                                ---------     ---------     ---------     ---------

Total                                           $ 11,888      $  8,089      $ 32,989      $ 22,428
                                                =========     =========     =========     =========

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

Non-cash investing and financing transactions in connection with the acquisition of Safco Oil Field Products, Inc. for the nine months ended September 30, 2004:

Fair value of net assets                                                $ (842)
Goodwill and other intangibles                                            (150)
Fair value of common stock exchanged                                        33
                                                                        -------
Net cash paid to acquire subsidiary                                     $ (959)
                                                                        =======

NOTE 8 - LEGAL MATTERS

The Company is a defendant in an action (the "Action") brought in April 2004 (No. 04CV308) in the District Court of Mesa County Colorado by the former owner of Mountain Air Drilling Service Company, Inc. nka Pattongill & Murphy, Inc., from whom the Company's Mountain Compressed Air, Inc. ("MCA") acquired assets in 2001. The plaintiff seeks to accelerate payment of a note (the "Note") issued in connection with the acquisition and is seeking $1,863,000 in damages (representing principal and interest due under the Note), on the basis that MCA has failed to provide financial statements required by the Note. The Company believes the claim is without merit because the holder has failed to comply with the terms and conditions of the Note, MCA no longer maintains separate financial statements and the Company provides plaintiff with the Company's publicly available financial statements. The financial statements disclose as a separate segment the operations of AirComp, which conducts business using the assets acquired from plaintiff. The Company has asserted defenses based on these facts and based upon substantial performance and impossibility of performance. Finally, the Company has claims in the amount of $12,000 for legal fees and other expenses that the plaintiff agreed to pay the Company in connection with the settlement of an earlier lawsuit involving the acquisition of assets from plaintiff.

The Company is involved in various other legal proceedings arising in the ordinary course of business. The legal proceedings are at different stages. In the opinion of management and their legal counsel, the ultimate gain or loss, if any, to the Company from all such proceedings either cannot be reasonably estimated at this time or are deemed to be only remotely probable of occurring.

NOTE 9 - SUBSEQUENT EVENTS

On November 10, 2004 AirComp completed the acquisition of Diamond Air Drilling Services, Inc. and its affiliated company, Marquis Bit Co., LLC for $4.6 million in cash. Diamond Air and Marquis Bit (collectively referred to as "Diamond Air") provide air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products. The acquisition was funded through capital contributions from Allis-Chalmers and M-I in the amount of $2.5 million and $2.1 million, respectively.

In connection with the Diamond Air acquisition described above, on November 15, 2004 we executed an agreement with the current bank lender to AirComp to amend and increase the existing credit facilities. Under the amendment, a $1.0 million revolving line of credit was increased to $3.5 million, and a $6.6 million term loan was increased to $7.1 million by adding the $490,000 amount outstanding under the existing delayed draw facility to the term loan. Repayment of the $7.1 million term loan remained unchanged at $286,000 per quarter. Finally, the $1.0 million delayed draw term loan facility was increased to $1.5 million and its availability period was extended to December 31, 2005 from December 31, 2004. Repayment of this facility will be in equal quarterly principal payments equal to 5.0% of amounts outstanding as of December 31, 2005, beginning March 31, 2006, with a final maturity of June 27, 2007. The amended credit facilities contain customary events of default and covenants which are substantially similar to the existing facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 2 CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN, AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND IN PARTICULAR THOSE DISCUSSED UNDER "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE ARE UNDER NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

We provide services and equipment to the oil and gas drilling industry. Our customers are principally small independent and major oil and gas producers engaged in the exploration and development of oil and gas. Our operations are conducted principally in the Texas Gulf Coast, offshore in the United States Gulf of Mexico, West Texas, and the Rocky Mountain regions of New Mexico and Colorado. We also operate in Mexico through a Mexican partner.

We provide casing and tubing handling services and drilling services, which includes our directional drilling services segment and compressed air drilling services segment. Our casing and tubing services segment supplies specialized equipment and trained operators to install casing and tubing, change out drill pipe and retrieve production tubing for both onshore and offshore drilling and workover operations. Our directional drilling operations provide directional, horizontal and "measure while drilling" services to oil and gas companies operating both onshore and offshore in Texas and Louisiana. Our compressed air drilling segment provides compressed air and related products and services for the air drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries. We plan to broaden the geographic regions in which we operate and to expand the types of services and equipment we provide to the oil and gas drilling industry.

We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service. The rates vary widely from project to project depending upon the scope of services we are asked to provide. The price we charge for our services depends upon several factors, including the level of oil and gas drilling activity in the particular geographic regions in which we operate and the competitive environment. Contracts are awarded based on price, quality of service and equipment, and general reputation and depth of operations and management personnel. The demand for drilling services has historically been volatile and is affected by the capital expenditures of oil and gas exploration and development companies, which in turn are impacted by the prices of oil and natural gas, or the expectation for the prices of oil and natural gas.

The number of working drilling rigs is an important indicator of activity levels in the oil and gas industry, typically referred to as the "rig count". The rig count in the U.S. increased from 862 as of December 31, 2002 to 1,126 on December 31, 2003, according to the Baker Hughes rig count. According to the Baker Hughes rig count, the directional and horizontal rig counts increased from 283 as of December 31, 2002 to 381 on December 31, 2003, which accounted for 32.8% and 33.8% of the total U.S. rig count, respectively. As of October 29, 2004, this trend has continued, with directional and horizontal rigs climbing to 464, which was 37.1% of the 1,251 total U.S. rig count on such date.

In July 2003, through Mountain Compressed Air, we entered into a limited liability company operating agreement with M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. to form a Texas limited liability company named AirComp LLC. We own 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ended September 30, 2003.

We effected a reverse stock split on June 10, 2004 in order to increase the share price of the common stock. As a result of the reverse stock split, every five shares of our common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,276,015 and reduced the number of stockholders from 6,070 to 2,140. On September 13, 2004, our common stock began trading on the American Stock Exchange.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and 2003
----------------------------------------------------------------

Our revenues for the three months ended September 30, 2004 were $11.9 million, an increase of 47.0% compared to $8.1 million for the three months ended September 30, 2003. We increased revenues in all our business segments due to an increase in demand for our services resulting from the general increase in oil and gas drilling activity. The increase in revenues was experienced principally by our directional drilling services segment due to the addition of operations and sales personnel which increased our capacity and market presence.

Our gross profit for the third quarter of 2004 increased by 80.1% to $3.7 million, or 31.5% of revenues, compared to $2.1 million, or 25.7 % of revenues for the third quarter of 2003, due primarily to the increase in revenues and increased gross margins in our directional drilling segment as a result of the increase in oil and gas drilling activity. The increase in revenues more than offset increases in operating expenses due to the addition of personnel and increases in wages and benefits. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance, fuel and depreciation.

General and administrative expense was $2.4 million in the third quarter of 2004 compared to $1.4 million in the comparable period of 2003. General and administrative expense increased in 2004 due to the hiring of additional sales and administrative personnel at each of the our subsidiaries due to increased activity levels, increased professional fees and other expenses related to our financing activities, including the listing of our common stock on the American Stock Exchange, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 20.4% in the 2004 quarter and 16.7% in the 2003 quarter.

Depreciation and amortization was $709,793 in the third quarter of 2004 compared to $660,325 for the third quarter of 2003.

Income from operations consists of our revenues less cost of sales, general and administrative expenses, and depreciation and amortization. Income from operations for the three months ended September 30, 2004 totaled $1.3 million, an 81.3% increase over the $727,000 in income from operations for the comparable period in 2003, reflecting the increased revenues from all of our business segments and the increase in our gross profit which was partially offset by the increase in general and administrative expenses.

Our interest expense increased to $566,000 for the third quarter of 2004, compared to $521,000 for the comparable 2003 period due to higher average debt outstanding and higher interest rates.

Minority interest in income of subsidiaries for the third quarter of 2004 was $56,000 compared to $26,000 in the third quarter of 2003 due to the increase in the net income of our casing and tubing services subsidiary, which was owned 19% by Jens Mortensen until September 30, 2004, and due to the increase in the net income of AirComp, our compressed air drilling services segment.

We had net income attributed to common shareholders of $576,000 for the third quarter of 2004 compared with net income attributed to common shareholders of $1.0 million for the third quarter of 2003. The 2003 third quarter included a $1.0 million gain from the settlement of a lawsuit.

The following table compares revenues and income from operations for each of our business segments for the third quarter ended September 30, 2004 and 2003. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                                 Revenues                   Income (Loss) from Operations
                                     --------------------------------    ----------------------------------
                                       2004        2003       Change       2004         2003        Change
                                     --------    --------    --------    --------     --------     --------
                                                               (in thousands)
Casing services                      $ 2,831     $ 2,559     $   272     $   949      $   913      $    36
Directional drilling services          6,677       3,353       3,324       1,048          120          928
Compressed air drilling services       2,380       2,177         203         209          171
                                                                                                        38
General corporate                         --          --          --        (888)        (477)        (410)
                                     --------    --------    --------    --------     --------     --------

Total                                $11,888     $ 8,089     $ 3,779     $ 1,318      $   727      $   592
                                     ========    ========    ========    ========     ========     ========

CASING AND TUBING SERVICES SEGMENT

Revenues for the three months ended September 30, 2004 for the casing and tubing services segment were $2.8 million, an increase of 10.6% from the $2.6 million in revenues for the comparable 2003 period. Revenues from domestic operations decreased from $1.5 million in the third quarter of 2003 to $1.4 million in the third quarter of 2004 as a result of increased competition in South Texas, resulting in fewer contracts awarded to us and lower pricing for our services. Revenues from Mexican operations, however, increased from $1.0 million in the third quarter of 2003 to $1.4 million in the third quarter of 2004 as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations increased 3.9% to $949,000 for the third quarter of 2004, from $913,000 for the same period in 2003. Income from operations did not increase as much as the increase in revenues due to decreased revenues from domestic operations and an increase in wages and benefits domestically, which was partially offset by increased revenues from Mexico.

DIRECTIONAL DRILLING SERVICES SEGMENT

Revenues for the three months ended September 30, 2004 for our directional drilling services segment were $6.7 million, an increase of 97.1% from $3.4 million for the comparable 2003 period. Income from operations increased by 773.3% to $1.0 million for the three-month period of 2004 from $120,000 for the same period in 2003. The improved results for this segment are due to an increase in drilling activity in the Texas and Gulf Coast areas and the addition of operations and sales personnel which increased our capacity and market presence. Increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues and cost savings as a result of purchases, in late 2003 and in 2004, of most of the down-hole motors used in directional drilling. Previously we leased these motors.

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $2.4 million for the third quarter of 2004, an increase of 9.3% compared to $2.2 million in revenues for the comparable 2003 period. Income from operations was $209,000 for the 2004 period compared to $171,000 for the comparable period of 2003. Increased revenues for compressed air drilling services in West Texas and the Rocky Mountain areas was partially offset by a decrease in activity in California.

Comparison of Nine Months Ended September 30, 2004 and 2003
-----------------------------------------------------------

Our revenues for the nine months ended September 30, 2004 were $33.0 million, an increase of 47.0% compared to $22.4 million for the first nine months of 2003. Revenues increased due to increased demand due to the general increase in oil and gas drilling activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel, which increased our capacity and market presence. Additionally, our compressed air drilling services revenues for the first nine months of 2004 increased compared to the first nine months of 2003 due to the inclusion, for a full nine months in the 2004 period, of the business contributed by M-I in connection with the formation of AirComp in July 2003.We have consolidated AirComp, our compressed air drilling joint venture, into our financial statements beginning with the quarter ending September 30, 2003. The increase in revenues in our directional drilling and compressed air drilling services was partially offset by a decrease in revenues in our casing and tubing services segment due to increased competition for casing and tubing services in South Texas.

Our gross profit for the first nine months of 2004 increased 46.3% to $9.1 million, or 27.6% of revenues, compared to $6.2 million, or 27.7 % of revenues for the first nine months of 2003, due to the increase in revenues. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel.

General and administrative expense was $5.4 million in the 2004 nine-month period compared to $3.8 million for the comparable period of 2003. General and administrative expense increased in 2004 due to additional expenses associated with the inclusion of AirComp for a full nine months, the hiring of additional sales and administrative personnel at each of the our subsidiaries, increased professional fees and other expenses related to our financing activities, including the listing of our common stock on the American Stock Exchange, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 16.3% in the 2004 nine-month period and 16.8% in the 2003 nine-month period.

Depreciation and amortization was $2.1 million for the nine months ended September 30, 2004 compared to $2.2 million for the nine months ended September 30, 2003.

Income from operations for the nine months ended September 30, 2004 totaled $3.7 million, a 51.2% increase over the $2.5 million in income from operations for the comparable period in 2003, reflecting the increased revenues from directional drilling services and the inclusion of revenues and operating income of AirComp for a full nine months in the 2004 period, offset in part by a decrease in revenues and income from operations from our casing and tubing services segment due to increased competition and increases in wages and benefits in South Texas, and an increase in general and administrative expenses.

Our interest expense decreased to $1.6 million for the first nine months of 2004, compared to $1.8 million for the first nine months of the prior year due to the acceleration in 2003 of the amortization of the put obligation related to subordinated debt at Mountain Compressed Air. Interest expense for 2003 includes $216,000 of amortization expense for the put obligation. The subordinated debt and accrued interest was paid off with the formation of AirComp.

Minority interest in income of subsidiaries for the first nine months of 2004 was $315,000 compared to $337,000 for the first nine months of 2003 due to the decrease in net income from Jens'.

We had net income attributed to common shareholders of $1.5 million, for the nine months ended September 30, 2004 compared with net income attributed to common shareholders of $281,000 for the nine months ended September 30, 2003. The 2003 period included a $1.0 million gain from the settlement of a lawsuit.

The following table compares revenues and income from operations for each of our business segments for the nine months ended September 30, 2004 and 2003. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                                    Revenues                     Income (Loss) from Operations
                                     -----------------------------------     -------------------------------------
                                        2004         2003        Change         2004         2003          Change
                                     ---------    ---------    ---------     ---------     ---------     ---------
                                                                    (in thousands)
Casing services                      $  7,218     $  7,712     $   (494)     $  2,174      $  3,070      $   (896)
Directional drilling services          18,352       10,336        8,016         2,435           613         1,822
Compressed air drilling services        7,419        4,380        3,039         1,021            52           969
General corporate                          --           --           --        (1,915)       (1,278)         (637)
                                     ---------    ---------    ---------     ---------     ---------     ---------

Total                                $ 32,989     $ 22,428     $ 10,561      $  3,715      $  2,457      $  1,258
                                     =========    =========    =========     =========     =========     =========

CASING AND TUBING SERVICES SEGMENT

Revenues for the nine months ended September 30, 2004 for the casing and tubing services segment were $7.2 million, a decrease of 6.4% from the $7.7 million in revenues for the comparable 2003 period. Revenues from domestic operations decreased from $5.0 million in the first nine months of 2003 to $3.6 million in the first nine months of 2004 as a result of increased competition in South Texas, resulting in fewer contracts awarded to us and lower pricing for our services. Revenues from Mexican operations, however, increased from $2.7 million in the first nine months of 2003 to $3.6 million in the comparable 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations decreased by 29.2 % to $2.2 million for the nine-month period of 2004 from $3.1 million for the same period in 2003. The decrease in this segment's revenues and operating income is due to the decrease in revenues from domestic operations and increases in wages and benefits domestically, which was partially offset by increased revenues from Mexico.

DIRECTIONAL DRILLING SERVICES SEGMENT

Revenues for the nine months ended September 30, 2004 for our directional drilling services segment were $18.4 million, an increase of 77.6% from the $10.3 million in revenues for the comparable 2003 period. Income from operations increased by 297.2% to $2.4 million for the nine-month period of 2004 from $613,000 for the same period in 2003. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas and the addition of operations and sales personnel which increased our capacity and market presence. Increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues and cost savings as a result of purchases, in late 2003 and in 2004, of most of the down-hole motors used in directional drilling. Previously we had leased these motors.

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $7.4 million for the first nine months of 2004, an increase of 69.4% compared to $4.4 million in revenues in the 2003 period. Income from operations increased to $1.0 million for the nine-month period of 2004 compared to income from operations of $52,000 for the same period in 2003. Our compressed air drilling revenues and operating income for the first nine months of 2004 increased compared to the first nine months of 2003 due to the inclusion, for a full nine months in the 2004 period, of the business contributed by M-I, in connection with the formation of AirComp in July 2003. Through this joint venture we have been able to expand the geographical areas in which our compressed air drilling segment operates to include natural gas drilling in the Rocky Mountains and West Texas areas.

Pro Forma Comparison of Nine Months Ended September 30, 2004 and 2003
---------------------------------------------------------------------

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on our results of operations, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the periods presented. Pro forma results of operations set forth below includes results of operations for the nine months ended September 30, 2004 and 2003.

Pro forma revenues for the first nine months of 2004 totaled $33.0 million, compared to pro forma revenues for the first nine months of 2003 of $24.2 million, an increase of approximately 36.3%. The increase in revenues is principally due to increased revenues at our directional drilling services segment due to the general increase in oil and gas drilling activity. The increase in revenues in our directional drilling services segment was partially offset by a decrease in revenues in our casing and tubing services segment due to increased competition for casing and tubing services in South Texas. Pro forma revenues for the first nine months of 2004 for AirComp totaled $7.4 million, compared to pro forma revenues in the first nine months of 2003 of $6.1 million. The $1.3 million increase in pro forma revenues in 2004 for AirComp is due to increased drilling activity in West Texas and a slight increase in activity in the Rocky Mountains over the same period in 2003.

Pro forma gross profit for the first nine months of 2004 was $9.1 million, or 27.6% of revenues, compared to $6.4 million, or 26.6% of revenues for the first nine months of 2003, as increased gross margins in our directional drilling segment was offset by increased competition and weaker pricing and increases in wages and benefits in our casing and tubing services segment. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel.

Pro forma depreciation and amortization was flat at $2.1 million in the first nine months of 2004 and 2003.

Pro forma general and administrative expense was $5.4 million in for the first nine months of 2004 compared to $3.4 million for the 2003 period. Pro forma general and administrative expense increased in 2004 due to the hiring of additional sales and administrative personnel at each of the our subsidiaries, increased professional fees and other expenses related to our financing activities, including the listing of our common stock on the American Stock Exchange, and increased corporate accounting and administrative staff.

We had pro forma income from operations for the first nine months of 2004 of $3.7 million an increase of 32.1% as compared to pro forma income from operations of $2.8 million in the first nine months of 2003. The increase in pro forma income from operations for the 2004 period was primarily due to higher revenues resulting from the general improvement in oil and gas drilling activity. The increase in income from operations primarily reflects the increased revenues from directional drilling services, offset in part by a decrease in revenues and income from operations from our casing and tubing services segment due to increased competition, weaker pricing and increases in wages and benefits in South Texas, and an increase in general and administrative expenses.

Our pro-forma interest expense decreased to $1.6 million for the first nine months of 2004, compared to $1.8 million for the first nine months of the prior year due to the acceleration of the amortization of the put obligation related to subordinated debt at Mountain Compressed Air. Interest expense for 2003 includes of $216,000 of amortization expense for the put obligation. The subordinated debt and accrued interest was paid off with the formation of AirComp.

Pro forma minority interest in income of subsidiaries for the first nine months of 2004 was $315,000 compared $235,000 in the first nine months of 2003 due to the decrease in the net income of our casing and tubing services subsidiary, which was owned 19% by Jens Mortensen until September 30, 2004.

We recorded pro forma net income of $1.5 million for the nine months ended September 30, 2004 compared with a pro forma net income of $800,000 for the nine months ended September 30 2003, which included a one-time $1.0 million gain resulting from the settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service our debt, to retire redeemable securities, to acquire and maintain equipment, to acquire additional businesses and for working capital. Our primary sources of liquidity are borrowings under our revolving lines of credit, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $13.0 million at September 30, 2004 compared to $1.3 million at December 31, 2003.

OPERATING ACTIVITIES

In the nine months ended September 30, 2004 we generated $570,000 in cash from operating activities compared to $2.0 million in cash from operating activities for the same period in 2003. Net income before preferred stock dividend for the first nine months of 2004 increased to $1.6 million, compared to $850,000 in the comparable 2003 period. Net income in 2003 includes a $1.0 million gain from the settlement of a lawsuit. Non-cash adjustments to net income totaled $2.6 million in the 2004 period compared to $1.8 million in the 2003 period, consisting principally of depreciation and amortization expense and minority interest in the income of a subsidiary. During the first nine months of 2004, the changes in working capital used $3.6 million in cash compared to a use of $852,000 in cash in the 2003 period, principally due, in the 2004 period, to a decrease in accrued expenses of $1.0 million, an increase in accounts receivables and other current assets of $1.9 million and a decrease of $726,000 in accounts payable. During the comparable 2003 period, accounts receivable and other current assets increased $2.9 million, and accounts payable and accrued expenses increased $2.1 million, net.

INVESTING ACTIVITIES

During the first nine months of 2004, we used $3.1 million in investing activities, consisting of capital expenditures of approximately $882,000 to purchase equipment for our directional drilling services segment, approximately $457,000 to purchase casing equipment and approximately $771,000 to make capital repairs to existing equipment at our compressed air drilling segment. On September 23, 2004 we also completed, for $1.0 million, the acquisition of 100% of the outstanding stock of Safco-Oil Field Products, Inc. ("Safco). Safco leases "hevi-wate" spiral drill pipe and provides related oilfield services to the oil drilling industry. This compares to net cash used in investing activities of $4.4 million in the comparable 2003 period primarily for the purchase of equipment.

FINANCING ACTIVITIES

During the first nine months of 2004, financing activities provided a net of $14.2 million in cash. We received $16.9 million in net proceeds from the issuance of common stock which was offset in part by the repayment of $2.4 million of long-term debt and $317,000 in debt issuance costs. This compares to the first nine months of 2003 when we received $9.6 million in proceeds from the issuance of long-term debt offset by $6.9 million in the repayment of long-term debt and $304,000 in debt issuance costs.

In April 2004, Energy Spectrum the holder of our preferred stock, converted its 3,500,000 shares of Series A 10% cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock.

On August 10, 2004 we completed the private placement of 3,504,667 shares of our common stock at a price of $3.00 per share. Net proceeds to us, after selling commissions and expenses, was approximately $9.6 million. On September 30, 2004, we completed the private placement of 1,956,634 shares of our common stock at a price of $3.00 per share. Net proceeds to us, after selling commissions and expenses, was approximately $5.4 million. We will use the net proceeds of the private placement offerings to reduce debt, to purchase equipment, to acquire new businesses, and for general corporate purposes.

On September 30, 2004, we issued 1,300,000 shares of our common stock to Jens Mortensen, our president, in exchange for his 19% interest in Jens' Oilfield Service, Inc. As a result of this transaction, we now own 100% of Jens' Oilfield Service, Inc.

We have several bank credit facilities and other debt instruments at Allis-Chalmers and at our three operating subsidiaries. Allis-Chalmers guarantees the loans owed by Jens' and Strata, and Mountain Compressed Air, a wholly-owned subsidiary, guarantees AirComp's bank debt. All three of our subsidiaries are consolidated on our financial statements. At September 30, 2004 we had $30.1 million in outstanding indebtedness, of which $25.2 million was long-term debt and $4.9 million was the current portion of long-term debt.

Through Jens', our casing and tubing services subsidiary, we have two principal bank facilities. We have a term loan in the original amount of $4.0 million that was increased, in October 2003, to $5.1 million. We are required to make monthly principal payments of $85,000 plus 25% of our collections from our operations in Mexico. Interest accrues at a floating rate plus a margin. The interest rate on the term loan was 6.75% at September 30, 2004 and the outstanding amount was $3.0 million. We also have a $1.0 million bank line of credit of which $209,000 was outstanding at September 30, 2004. Interest accrues at a floating rate plus a margin. The interest rate on the line of credit was 6.75% at September 30, 2004. We pay a 0.5% per annum fee on the undrawn portion. The final maturity date of both the term loan and the line of credit is January 31, 2006. The term loan and the line of credit are secured by liens on substantially all of the Jens' assets. Borrowings under the line of credit are subject to a borrowing base consisting of the Jens' eligible accounts receivables as defined in the credit agreement. The credit agreement contains customary events of default and financial covenants. It also limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets.

Our Jens' subsidiary also has a note payable to Jens Mortensen, who sold Jens' to us and is our president and a director. The note is in the original amount of $4.0 million at 7.5% simple interest with quarterly interest payments. At September 30, 2004, $406,000 of interest was accrued and was included in account payable to related parties. The principal and interest are due on January 31, 2006. In connection with the purchase of Jens', we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of September 30, 2004, the balance due is approximately $576,000, including $247,000 classified as short-term.

Jens' also has outstanding three term loans. One is a real estate bank loan in the amount of $532,000 at a floating interest rate with monthly principal payments of $14,778 plus interest. The interest rate was 6.75% at September 30, 2004 and the outstanding amount due was $73,000. The final principal payment is due on January 31, 2005. The second term loan is a bank loan in the original amount of $397,080 at a floating interest rate with monthly principal payments of $11,000 plus interest. The interest was 6.75% at September 30, 2004 and the balance was $256,000. The final maturity date of the loan is September 17, 2006. The third term loan is a bank term loan in the original amount of $74,673 at a floating interest rate with monthly principal payments of $1,946 plus interest. The interest was 6.75% at September 30, 2004 and the balance at September 30, 2004 was $59,000. The final maturity date of the loan is January 12, 2007.

Through Strata, our directional drilling services operating subsidiary, we have a $4.0 million bank line of credit of which $2.7 million was outstanding at September 30, 2004. The line of credit matures on January 31, 2006 and interest accrues at a floating rate plus a margin. The interest rate was 7.75% at September 30, 2004 and we pay a 0.5% per annum fee on the undrawn portion of the line. Borrowings under the line of credit are subject to a borrowing base consisting of Strata's eligible accounts receivable as defined in the credit agreement. The credit agreement contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets.

In December 2003, Strata entered into a short-term vendor financing agreement in the original amount of $1.7 million with a major supplier for drilling motor rentals, motor lease costs and motor repair costs. The agreement provides for repayment of all amounts not later than December 30, 2005. Payment of interest is due monthly and principal payments of $582,000 are due in each of October 2004, April 2005, and December 2005. The interest rate is fixed at 8.0%. As of September 30, 2004, the outstanding balance was $1.7 million.

In connection with the purchase of Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make yearly payments of $50,000 through September 30, 2007. As of September 30, 2004, the balance due is $150,000.

We are working to increase our financial flexibility and to simplify our debt and capital structure. On November 4, 2004 we received a commitment from our existing lender to provide new credit facilities to Allis-Chalmers which would be used to repay and consolidate the credit facilities currently owed by our Jens' and Strata subsidiaries, and to provide additional credit availability for working capital and for acquisitions and capital expenditures. The commitment consists of a $10.0 million revolving line of credit to replace and increase the existing lines of credit at Jens' of $1.0 million and at Strata of $4.0 million. Borrowings would be subject to a borrowing base based on eligible accounts receivables, as defined, of all Allis-Chalmers wholly-owned subsidiaries which are a party to the credit agreement. Secondly, the new commitment includes a new term loan in the amount of approximate $6.4 million to be repaid in equal monthly installments based on a five-year repayment schedule. Proceeds of the term loan would be used to prepay the term loan owed by our Jens' subsidiary and to prepay our 12% $2.3 million subordinated note and retire its related warrants described below. The commitment also includes a $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility would be repaid monthly based on a four-year repayment schedule after a one year, interest only, availability period. Availability of this capital expenditure term loan facility would be subject to security acceptable to the lender in the form of equipment or other collateral purchased or obtained through an acquisition. The new credit facilities would have a final maturity of three years and are to be secured by liens on substantially all of the assets of Allis-Chalmers and its wholly-owned subsidiaries. The agreement governing these credit facilities would contain customary events of default and financial covenants. It would also limit our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. The interest rate would be based on the prime rate plus a margin. The commitment is subject to negotiation of final terms and execution of mutually satisfactory credit and security agreements. We are evaluating the commitment.

Through AirComp, our 55%-owned compressed air drilling joint venture company, we have a $1.0 million bank line of credit of which $925,000 was outstanding at September 30, 2004. Interest accrues at a floating rate plus a margin and was 6.75% at September 30, 2004. We also pay a 0.5% per annum fee on the undrawn portion. AirComp also has two term loans outstanding. We have a term loan in the original amount of $8.0 million with a floating interest rate based on either prime or the London interbank offered rate ("Libor") plus a margin. The interest rate averaged 5.50% at September 30, 2004. Principal payments of $286,000 are due quarterly, plus interest, with a final maturity date of June 27, 2007. The remaining balance at September 30, 2004 was $6.6 million. We also have a "delayed draw" term loan facility in the amount of $1.0 million to be used for capital expenditures. Interest accrues at a rate equal to LIBOR plus a margin. Quarterly principal payments commence on March 31, 2005 in an amount equal to 5.0% of the outstanding balance as of December 31, 2004. The outstanding balance of this facility at September 30, 2004 was $490,000. The AirComp credit facilities mature on June 27, 2007 and are secured by liens on substantially all of AirComp's assets. Borrowings under the line of credit are subject to a borrowing base consisting of eligible accounts receivable. The agreement governing these credit facilities contain customary events of default and requires that AirComp satisfy various financial covenants. It also limits AirComp's ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. Mountain Compressed Air guarantees the obligations of AirComp under these facilities.

On November 10, 2004 AirComp completed the acquisition of Diamond Air Drilling Services, Inc. and its affiliated company, Marquis Bit Co., LLC for $4.6 million in cash. Diamond Air and Marquis Bit (collectively referred to as "Diamond Air") provide air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond is a leading provider of air hammers and hammer bit products. The acquisition was funded through capital contributions from Allis-Chalmers and M-I in the amount of $2.5 million and $2.1 million, respectively.

In connection with the Diamond Air acquisition described above, on November 15, 2004 we executed an agreement with the current bank lender to AirComp to amend and increase the existing credit facilities. Under the amendment, the $1.0 million revolving line of credit was increased to $3.5 million. Secondly, the $6.6 million term loan was increased to $7.1 million by adding the $490,000 amount outstanding under the existing delayed draw facility to the term loan. Repayment of the $7.1 million term loan remained unchanged at $286,000 per quarter. Finally, the $1.0 million delayed draw term loan facility was increased to $1.5 million and its availability period was extended to December 31, 2005 from December 31, 2004. Repayment of this facility will be in equal quarterly principal payments equal to 5.0% of amounts outstanding as of December 31, 2005, beginning March 31, 2006, with a final maturity of June 27, 2007. The amended credit facilities contain customary events of default and covenants which are substantially similar to the existing facilities.

AirComp also has a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party has the right to cause AirComp to sell its assets (or the other party may buy out such party's interest), and in such event this note (including accrued interest) is due and payable. The note is also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At September 30, 2004, $283,000 of interest was included in accrued interest. Neither Allis-Chalmers nor Mountain Compressed Air is liable for the obligations of AirComp under this note.

At Allis-Chalmers we also have a subordinated note in the original amount of $3.0 million with a fixed interest rate of 12.0%. The outstanding balance was $2.3 million at September 30, 2004 and has a final maturity of February 1, 2006. In connection with this note, we issued redeemable warrants, which have been recorded as a liability of $900,000 and as a discount to the face amount of the debt. This amount is being amortized as additional interest expense over the term of the note. The debt is recorded at $2.3 million net of unamortized portion of the put obligation.

In connection with the issuance of the $3.0 million subordinated note, we issued redeemable warrants that are exercisable for up to 233,000 shares of our common stock at an exercise price of $0.75 per share and non-redeemable warrants that are exercisable for a maximum of 67,000 shares of our common stock at $5.00 per share. The warrants exercisable for $0.75 per share are subject to cash redemption provisions in the amount of $1.5 million at the discretion of the warrant holders at any time after January 31, 2005. We have recorded a liability of $1.5 million in respect of the warrant redemption rights. We are amortizing the effects of the puts to interest expense over the life of the $3.0 million subordinated debt.

In 1999 we compensated directors who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0% and are due on March 28, 2005. At September 30, 2004, the principal and accrued interest on these notes totaled approximately $398,000.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million at 5.75% simple interest which was reduced to $1.5 million as a result of the settlement of a legal action against the sellers. At September 30, 2004 the outstanding amount due, including accrued interest, was $1.6 million. The principal and accrued interest is due on September 30, 2007. As discussed in Item 1 of Part II under Legal Proceedings, the holder of this note has brought legal action seeking to accelerate its payment.

Mountain Air has a term loan in the original amount of $267,000 at an interest rate of 5.0%, with principal and interest payments of $5,039 due on the last day of each month. At September 30, 2004, the outstanding amount due was $211,000 and the final maturity date is June 30, 2008.

In connection with incurring subordinated debt that was subsequently extinguished in connection with the formation of AirComp, Mountain Air issued redeemable warrants, which have been recorded as a liability of $600,000. The redeemable warrants remain outstanding.

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of September 30, 2004.

                                                                   PAYMENTS BY PERIOD
                                                                   ------------------
                                                                     (IN THOUSANDS)
                                                         LESS THAN                                      MORE THAN
                                           TOTAL          1 YEAR         1-3 YEARS      3-5 YEARS        5 YEARS
                                       ------------    ------------    ------------    ------------    ------------
CONTRACTUAL OBLIGATIONS

Notes Payable                          $    30,099     $     4,858     $    15,164     $    10,077     $        --
Interest Payments on notes payable           2,032             328           1,024             680              --
Operating Lease                              1,298             275             539             398              86
Employment Contracts                         2,425           1,006           1,419              --              --
                                       ------------    ------------    ------------    ------------    ------------

Total Contractual Cash Obligations     $    35,854     $     6,467     $    18,146     $    11,155     $        86
                                       ============    ============    ============    ============    ============

We have no off balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.

We currently believe that we will make $4.0 million of capital expenditures for the remainder of 2004, excluding any potential acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and net proceeds from the equity private placements will provide sufficient funds for our identified projects.

We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. We expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers' expenditures for oil and gas exploration and development and industry perceptions and expectations of future oil and gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing in excess of our current working capital and amounts available under credit facilities. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 1 of Part I underI Financial Statements. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 1% to 2%. At December 31, 2003 and 2002, reserves for doubtful accounts totaled $168,000, or 2%, and $32,000, or 1% of total accounts receivable before reserves, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, changes in the financial condition of our customers could impact the amount of provisions for doubtful accounts.

REVENUE RECOGNITION. Our revenue recognition policy is significant because revenue is a key component of the results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. We provide rental equipment and drilling services to our customers at per day and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

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

GOODWILL AND OTHER INTANGIBLES. The Company has recorded approximately $10,331,000 of goodwill and $3,089,000 of other identifiable intangible assets. The Company performs purchase price allocations to intangible assets when it makes a business combination. Business combinations and purchase price allocations have been consummated for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These initial valuations required the use of third-party valuation experts who in turn developed assumptions to value the carrying amount of the individual reporting units. Significant and unanticipated changes to these assumptions could require a provision for impairment in future periods.

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

Quantitative and Qualitative Disclosure About Market Risk.
----------------------------------------------------------

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange risks.

         INTEREST RATE RISK.

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

At September 30, 2004, we were exposed to interest rate fluctuations on approximately $14.0 million of notes payable and bank credit facility borrowings carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $140,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of September 30, 2004, we had $13.0 million invested in short-term maturing investments.

         FOREIGN CURRENCY EXCHANGE RATE RISK.

We conduct business in Mexico through our Mexican partner, Matyep. This business exposes us to foreign exchange risk. To control this risk, we provide for payment in U.S. dollars. However, we have historically provided our partner a discount upon payment equal to 50% of any loss suffered by our partner as a result of devaluation of the Mexican peso between the date of invoicing and the date of payment. During 2003 and 2002 the discounts have not exceeded $10,000 per year.

Failure to Maintain Effective Internal Controls Could Have
----------------------------------------------------------
a Material Adverse Effect on Our Operations.
--------------------------------------------

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 of Part I under Liquidity and Capital Resources -- Quantitative and Qualitative Disclosure About Market Risk.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

Mountain Compressed Air, Inc. is a defendant in an action brought in April 2004 (No. 04CV308) in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Co., Inc. nka Pattongill & Murphy, Inc., from whom Mountain Compressed Air acquired assets in 2001. The plaintiff seeks to accelerate payment of the note issued in connection with the acquisition and is seeking $1,863,000 in damages (representing principal and interest due under the note), on the basis that Mountain Compressed Air has failed to timely provide financial statements required by the note. We have raised several defenses to the plaintiff's claim, including the holder's failure to comply with the terms and conditions of the note, as well others including substantial performance and impossibility of performance. We believe the claim is without merit because of these defenses. For example, Mountain Compressed Air no longer maintains separate financial statements and the Company provided plaintiff with the Company's publicly available financial statements. The financial statements disclose as a separate segment the operations of AirComp, which conducts business using the assets acquired from plaintiff. Discovery is presently ongoing, and based upon present information, the Company intends to vigorously defend the case. Finally, we have claims in the amount of approximately $20,000 for legal fees and other expenses that the plaintiff agreed to pay in connection with the settlement of an earlier lawsuit involving the acquisition of assets from the plaintiff.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 30, 2004, we issued 1,300,000 shares of our common stock to Jens H. Mortensen, our President, Chief Operating Officer and a director, pursuant to a merger between Jens' Oilfield Service, Inc. and a newly formed subsidiary of the Company. As a result of the merger, we acquired Mr. Mortensen's 19% interest in and now own 100% of Jens' Oilfield Service, Inc. The transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of said Act.

On September 30, 2004, we completed a private placement of 1,956,634 shares of our common stock to the following investors: Basic Energy Limited;
Milton H. Dresner Revocable Living Trust; Joseph S. Dresner; J. Steven Emerson Roth IRA; Waverly Limited Partnership; Rosebury, L.P.; Meteoric, L.P.; Barbara
C. Crane; Bristol Investment Fund, Ltd.; L.H. Schmieding; Meadowbrook Opportunity Fund LLC; and Kenneth Malkes. Each investor is a selling stockholder. Pursuant to the terms of a stock purchase agreement, we sold to the selling stockholders an aggregate of 3,504,667 shares of common stock at a price per share of $3.00. The transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under said Act. We paid a fee of $410,893 to Morgan Keegan & Company, Inc. for its services as a placement agent in connection with the offering.

On August 10, 2004 we completed a private placement of 3,504,667 shares of our common stock to the following investors: Bear Stearns Securities Corp., Custodian, J. Steven Emersen Roth IRA; Bear Stearns Securities Corp., Custodian,
J. Steven Emersen IRA RO II; Bear Stearns Securities Corp., Custodian, Emerson Partners; GSSF Master Fund, LP; Gerald Lisac, IRA C/O Union Bank of California, Custodian; May Management, Inc.; Micro Cap Partners, L.P.; MK Employee Early Stage Fund, L.P.; Morgan Keegan Early Stage Fund, L.P.; Palo Alto Global Energy Fund, L.P.; RRCM Onshore I, L.P.; Earl Schatz, IRA C/O Union Bank of California, Custodian; Straus Partners, L.P., Straus-GEPT Partners, LP; UBTI Free, L.P.; U.S. Bank NA as Custodian of the Holzman Foundation; U.S. Bank NA as Trustee of the Reliable Credit Association Inc. Pension & Trust; and U.S. Bank NA as Trustee of the Reliable Credit Association Inc. Profit Sharing Plan & Trust. Pursuant to the terms of a stock purchase agreement, we sold to the selling stockholders an aggregate of 3,504,667 shares of common stock at a price per share of $3.00 for an aggregate purchase price of $10,514,000. The transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D of said Act. We paid a fee of $735,984 to Morgan Keegan & Company, Inc. for its services as a placement agent in connection with the offering.

                                       32
ITEM 5. OTHER EVENTS

On November 10, 2004 AirComp acquired Diamond Air Drilling
Services, Inc. and its affiliated company, Marquis Bit Co., LLC for $4.6 million in cash. Diamond Air and Marquis Bit (collectively referred to as "Diamond Air") provide air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond is a leading provider of air hammers and hammer bit products. The acquisition was funded through capital contributions from Allis-Chalmers and M-I in the amount of $2.5 million and $2.1 million, respectively.

In connection with the Diamond Air acquisition described above, on November 15, 2004 we executed an agreement with the current bank lender to AirComp to amend and increase the existing credit facilities. Under the amendment, the $1.0 million revolving line of credit was increased to $3.5 million. Secondly, the $6.6 million term loan was increased to $7.1 million by adding the $490,000 amount outstanding under the existing delayed draw facility to the term loan. Repayment of the $7.1 million term loan remained unchanged at $286,000 per quarter. Finally, the $1.0 million delayed draw term loan facility was increased to $1.5 million and its availability period was extended to December 31, 2005 from December 31, 2004. Repayment of this facility will be in equal quarterly principal payments equal to 5.0% of amounts outstanding as of December 31, 2005, beginning March 31, 2006, with a final maturity of June 27, 2007. The amended credit facilities contain customary events of default and covenants which are substantially similar to the existing facilities.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index located at Page 35 of this Quarterly Report are filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

                                                  ALLIS-CHALMERS CORPORATION
                                                  ---------------------------
                                                         (REGISTRANT)

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