Form 10-Q/A
period 2003-09-30
Allis Chalmers Energy Inc.
filed 2005-03-08
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                          COMMISSION FILE NUMBER 1-2199


                           ALLIS-CHALMERS ENERGY INC.
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

At November 13, 2003 were 19,633,340 shares of Common Stock outstanding.

                                             ALLIS-CHALMERS ENERGY INC.

                                                     FORM 10-Q

                                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                                 TABLE OF CONTENTS
                                                 -----------------

                                                       PART I
Item                                                                                                           Page
----                                                                                                           ----
1.       Financial Statements

         Restated Consolidated Statements of Operations for the three months and nine months ended
         September 30, 2003 and 2002..............................................................................4

         Restated Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002......................5

         Restated Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.....6

         Notes to Restated Consolidated Financial Statements......................................................7

2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................22

4.       Controls and Procedures.................................................................................29


                                                      PART II


6.       Exhibits and Reports on Form 8-K........................................................................29

Signatures and Certifications....................................................................................30


                                                         2

                                INTRODUCTORY NOTE

      Allis-Chalmers Energy Inc. (formerly known as Allis-Chalmers Corporation) is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Original Filing"), which was originally filed on November 13, 2003 (the "Original Filing Date") to reflect the restatement of our financial results resulting from our determination to change the manner in which we accounted for the formation of our AirComp LLC subsidiary in July 2003. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements. The following Items of the Original Filing are amended by this Amendment No. 1:

      PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ITEM 4. CONTROLS AND  PROCEDURES

      PART II

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Unaffected items have not been repeated in this Amendment No. 1.

      PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE INCLUDING ALL AMENDMENTS THERETO.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                         ALLIS-CHALMERS CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                         (unaudited)(in thousands)
                                            See Explanatory Note


                                                                            September 30,     December 31,
                                                                                2003              2002
                                                                            -------------     -------------
Assets

Cash and cash equivalents                                                   $        120      $        146
Trade receivables, net                                                             7,291             4,409
Lease deposit                                                                         --               525
Lease receivable, current                                                            180               180
Prepaid and other current assets                                                   1,014               317
                                                                            -------------     -------------

    Total current assets                                                           8,605             5,577

Property, plant and equipment, net                                                31,982            17,124
Goodwill                                                                           7,829             7,829
Other intangible assets, net                                                       2,254             2,650
Debt issuance costs, net                                                             554               515
Lease receivable                                                                     936             1,042
Other assets                                                                           6                41
                                                                            -------------     -------------

    Total assets                                                            $     52,166      $     34,778
                                                                            =============     =============

Liabilities and Shareholders' Equity

Current maturities of long-term debt                                        $      3,278      $     13,890
Trade accounts payable                                                             4,844             2,106
Accrued employee benefits and payroll taxes                                          405               280
Accrued interest                                                                     547               811
Accrued expenses                                                                   1,183             1,506
                                                                            -------------     -------------

   Total current liabilities                                                      10,257            18,593

Accrued postretirement benefit obligations                                           635               670
Long-term debt, less current portion                                              24,860             7,331
Other long-term liabilities                                                          270               270
Redeemable warrants                                                                1,500             1,500
Redeemable convertible preferred stock                                             4,390             3,821
                                                                            -------------     -------------

Total liabilities                                                                 41,912            32,185

Minority interest                                                                  3,980             1,584

Common shareholders' equity:
Common stock, $.15 par value (110,000,000 shares authorized; 19,633,340
  issued and outstanding at September 30, 2003 and December 31, 2002)              2,945             2,945
Capital in excess of par value                                                     9,260             7,237
Accumulated (deficit)                                                             (5,911)           (9,173)
                                                                            -------------     -------------

Total shareholders' equity                                                         6,274             1,009
                                                                            -------------     -------------

Total liabilities and shareholders' equity                                  $     52,166      $     34,778
                                                                            =============     =============


                 The accompanying Notes are an integral part of the Financial Statements.

                                                     4

                                              ALLIS-CHALMERS CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)(in thousands, except per share)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                       2003              2002              2003               2002
                                                   -------------     -------------     -------------     -------------
                                                    (Restated)                           (Restated)
                                                                    (in thousands, except per share)
Sales                                              $      8,089      $      4,775      $     22,428      $     12,265
Cost of sales                                             6,060             3,841            16,261            10,046
                                                   -------------     -------------     -------------     -------------

   Gross Margin                                           2,029               934             6,167             2,219

Marketing and administrative expense                      1,351               886             3,759             2,696
Corporate reorganization costs                               --               495                --               495
Abandoned acquisition/private placement costs                --               233                --               233
                                                   -------------     -------------     -------------     -------------

   Income/ (loss) from operations                           678              (680)            2,408            (1,205)

Other Income (expense)
   Interest expense                                        (521)             (558)           (1,797)           (1,581)
   Minority interest                                         (4)             (105)             (315)             (145)
   Factoring costs on note receivable                        --              (191)               --              (191)
   Settlement of lawsuit                                  1,034                --             1,034                --
   Sale of investment in AirComp                          2,433                --             2,433                --
   Other                                                     10                29              (164)              107
                                                   -------------     -------------     -------------     -------------

Net income/(loss) before income taxes                     3,630            (1,505)            3,599            (3,015)
                                                   -------------     -------------     -------------     -------------

   Provision for income taxes                               (93)               --              (343)               --
                                                   -------------     -------------     -------------     -------------

Net income/ (loss)                                        3,537            (1,505)            3,256            (3,015)
                                                   -------------     -------------     -------------     -------------

   Preferred stock dividend                                 (88)              (87)             (569)             (232)
                                                   -------------     -------------     -------------     -------------

Net income/ (loss) attributed to common shares     $      3,449      $     (1,592)     $      2,687      $     (3,247)
                                                   =============     =============     =============     =============

Net income/ (loss) per common share, basic         $       0.18      $      (0.08)     $       0.14      $      (0.18)
                                                   =============     =============     =============     =============

Net income/ (loss) per common share, diluted       $       0.12      $      (0.08)     $       0.08      $      (0.18)
                                                   =============     =============     =============     =============

Weighted average number of common shares
outstanding
     Basic                                               19,633            19,633            19,633            18,506
                                                   =============     =============     =============     =============

    Diluted                                              28,805            19,633            28,805            18,506
                                                   =============     =============     =============     =============


                       The accompanying Notes are an integral part of the Financial Statements.

                                                          5

                                        ALLIS-CHALMERS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaduited)(in thousands)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                2003             2002
                                                                            ------------     ------------
                                                                             (Restated)
Cash flows from operating activities:
Net income (loss)                                                           $     3,256      $    (3,015)
Adjustments to reconcile net (loss) to net
       cash provided (used) by operating activities:
Depreciation and amortization expense                                             2,099            1,755
(Gain) loss on settlement of lawsuit                                             (1,034)              --
(Gain) loss on sale of interest in AirComp                                       (2,433)              --
Amortization of discount on debt                                                    442              200
Minority interest in income of subsidiary                                           315              145
Changes in working capital:
     Decrease (increase) in accounts receivable                                  (2,882)             304
     Decrease (increase) in due from related party                                   --               51
     Decrease (increase) in other current assets                                   (697)             910
     Decrease (increase) in other assets                                             35              925
     Decrease (increase) in lease deposit                                           525               --
     Decrease (increase) in lease receivable                                        106
     (Decrease) increase in accounts payable                                      2,738              863
     (Decrease) increase in accrued interest                                       (264)             125
     (Decrease) increase in accrued expenses                                       (323)            (914)
     (Decrease) increase in other long-term liabilities                              --             (124)
     (Decrease) increase in accrued employee benefits and payroll taxes              90             (784)
                                                                            ------------     ------------

Net cash provided by operating activities                                         1,973              441
                                                                            ------------     ------------

Cash flows from investing activities:
    Acquisition of Jens, net of cash acquired                                        --           (7,762)
    Acquisition of Strata, net of cash acquired                                      --             (373)
    Purchase of equipment                                                        (5,086)            (250)
    Proceeds from sale of equipment                                                 700               --
                                                                            ------------     ------------

Net cash (used) by investing activities                                          (4,386)          (8,385)
                                                                            ------------     ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                     9,616            8,657
     Repayments of long-term debt                                                (6,925)              --
     Debt issuance costs                                                           (304)            (755)
                                                                            ------------     ------------

Net cash provided by financing activities                                         2,387            7,902
                                                                            ------------     ------------

Net (decrease) in cash and cash equivalents                                         (26)             (42)

Cash and cash equivalents at beginning of year                                      146              152
                                                                            ------------     ------------

Cash and cash equivalents at end of period                                  $       120      $       110
                                                                            ============     ============

Supplemental information - interest paid                                    $     1,796      $     1,177
                                                                            ============     ============

                                     ALLIS-CHALMERS CORPORATION
                                STATEMENTS OF CASH FLOWS (CONTINUED)

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
                                                                                        -----------

Non-cash investing and financing transactions in connection with the formation of AirComp LLC and other activities during the nine months ended September 30, 2003 include the following:


       Amortization of discount on debt                                                 $      442

       (Gain) on settlement of debt
                                                                                        $   (1,034)
       Purchase of equipment financed through assumption of debt or accounts
       payable as of September 30, 2003                                                 $      906

       Non-cash investing and financing transaction on connection with the formation of AirComp:
       Contribution of debt by M-I to joint venture                                     $    4,818
       Contribution of plant, property and equipment by M-I to joint venture
                                                                                        $   10,268
       (Gain) on sale of investment in AirComp                                          $   (2,433)
       Increase in minority interest                                                    $    2,063
       Difference of Company's investment cost basis in AirComp and their share
       of underlying equity of net assets of Aircomp                                    $      955
       Net cash paid in connection with the joint venture                               $       --


             The accompanying Notes are an integral part of the Financial Statements.

                                                 7

                           ALLIS-CHALMERS CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (UNAUDITED AND RESTATED)
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 13, 2003. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE DATE OF THE ORIGINAL FILING.

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the "Original Filing"), includes restatements related to our unaudited consolidated financial statements for the period ended September 30, 2003. The restatement is discussed in Note 2.

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

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). We contributed substantially all of our compressed air drilling assets with an estimated net book value of approximately $6.3 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10.3 million as determined by a third party appraisal. We own 55% and M-I L.L.C. owns 45% of AirComp. We consolidated AirComp into our financial statements for the quarter ended September 30, 2003.

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

AIRCOMP AND SALE OF INTEREST IN VENTURE

The Company has adopted SEC Staff Accounting Bulletin (SAB) No.51, Accounting for Sales of Stock by a Subsidiary, to account for its investment in AirComp. AirComp operates in a manner similar to a joint venture but has been accounted for and consolidated as a subsidiary under SFAS No. 141, BUSINESS COMBINATIONS. Pursuant to SAB No. 51, the Company has recorded its own contribution of assets and liabilities at its historical cost basis. Since liabilities exceeded assets, the Company's basis in AirComp was a negative amount. The Company has accounted for the assets contributed from M-I at a fair market value as determined by an outside appraiser. The Company gave M-I a 45% interest in AirComp in exchange for the assets contributed. As a result of the formation of the venture and its retention of 55% interest in the venture, the Company realized an immediate gain to the extent of its negative basis and its 55% interest in the combined assets and liabilities of the venture. In accordance with SAB No. 51, the Company has recorded its negative basis investment in AirComp as an addition to equity and its share of the combined assets and liabilities realized from M-I assets as non-operating income.

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

NOTE 2 - RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. The Company originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and accounting for the sale of an interest in a subsidiary in accordance with SAB No. 51. Consequently, the Company has restated the financial statements for the three quarters ended September 30, 2003, to reflect the following adjustments:

INCREASE IN BOOK VALUE OF FIXED ASSETS. Under joint venture accounting, the Company originally recorded the value of the assets contributed by M-I to AirComp at M-I's historical cost of $6,932,000. Under purchase accounting, the Company increased the recorded value of the assets contributed by M-I by approximately $3,337,000 to $10,269,000 to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, the Company established negative goodwill which reduced fixed assets in the amount of $1,550,000. The negative goodwill was amortized by the Company over the lives of the related fixed assets. Under purchase accounting, the Company increased fixed assets by $1,550,000 to reverse the negative goodwill previously recorded and reversed amortization expenses recorded in 2004. Therefore, fixed assets were increased by a total of $4,887,000.

INCREASE IN NET INCOME. As a result of the increase in fixed assets during the nine months ended September 30, 2003, a gain on sale of investment in a subsidiary of $2,433,000 was recorded. Depreciation expense related to the fixed assets increased by $49,000 and minority interest expense decreased by $22,000, resulting in increase in net income attributable to common stockholders of $2,406,000.

The accompanying financial statements have also been restated from the previously filed financial statements to reflect a change in estimate of the recoverability of foreign taxes paid in 2003.

A restated consolidated balance sheet at September 30, 2003, and a restated consolidated statement of operations and a restated consolidated statement of cash flows for the nine months ended September 30, 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                         At September 30, 2003
                                                         ---------------------
                                                     As        Restatement      As
                                                  Reported     Adjustments   Restated
                                                  ---------    -----------   ---------
ASSETS

Cash and cash equivalents                         $    120                   $    120
Trade receivables, net of allowance for
doubtful accounts                                    7,291                      7,291
Lease Receivable, current                              180                        180
Prepaid expenses and other                           1,014                      1,014
                                                  ---------                  ---------
Total current assets                                 8,605                      8,605

Property and equipment, net of accumulated
depreciation                                        27,144         4,838       31,982
Goodwill                                             7,829                      7,829
Other intangible assets, net of accumulated
amortization                                         2,254                      2,254
Debt issuance costs, net of accumulated
amortization                                           554                        554
Lease receivable, less current portion                 936                        936
Other Assets                                             6                          6
                                                  ---------     ---------    ---------
Total Assets                                      $ 47,328      $  4,838     $ 52,166
                                                  =========     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt              $  3,278                   $  3,278
Trade accounts payable                               4,844                      4,844

Accrued salaries, benefits and payroll taxes           405                        405
Accrued interest                                       547                        547
Accrued expenses                                     1,183                      1,183
Accounts payable, related parties                       --                         --
                                                  ---------                  ---------
Total current liabilities                           10,257                     10,257

Accrued postretirement benefit obligations             635                        635
Long-term debt, net of current maturities           24,860                     24,860
Other long-term liabilities                            270                        270
Redeemable warrants                                  1,500                      1,500
Redeemable convertible preferred stock
including accrued dividends                          4,390                      4,390
                                                  ---------                  ---------
Total liabilities                                   41,912                     41,912

Commitments and Contingencies

Minority interests                                   2,503         1,477        3,980

COMMON STOCKHOLDERS' EQUITY

Common stock                                         2,945                      2,945
Capital in excess of par value                       8,285           955        9,240
Accumulated (deficit)                               (7,975)        2,406       (5,569)
                                                  ---------     ---------    ---------
Total stockholders' equity                           2,913         3,361        6,274
                                                  ---------     ---------    ---------
Total liabilities and stockholders' equity        $ 47,328      $  4,838     $ 52,166
                                                  =========     =========    =========


                                          11

                                                    Three Months September 30, 2003
                                                    -------------------------------
                                                     As       Restatement        As
                                                  Reported    Adjustments     Restated
                                                 ---------    -----------    ---------
Revenues                                         $  8,089            --      $  8,089
Cost of revenues                                    6,011            49         6,060
                                                 ---------     ---------     ---------
Gross margin                                        2,078           (49)        2,029

General and administrative expense                  1,351            --         1,351
                                                 ---------     ---------     ---------
Income/ (loss) from operations                        727           (49)          678

Other income (expense):
Interest income                                        --            --            --
Interest expense                                     (521)           --          (521)
Minority interests in income of subsidiaries          (26)           22            (4)
Settlement on lawsuit                               1,034            --         1,034
Gain on sale of stock in a subsidiary                  --         2,433         2,433
Other                                                  10           --             10
                                                 ---------     ---------     ---------
Total other income (expense)                          497         2,455         2,952
                                                 ---------     ---------     ---------
Net income/ (loss) before income taxes              1,224         2,406         3,630

Provision for foreign income tax                      (93)           --           (93)
                                                 ---------     ---------     ---------
Net income/ (loss)                                  1,131         2,406         3,537

Preferred stock dividend                              (88)           --           (88)
                                                 ---------     ---------     ---------
Net income attributed to common stockholders     $  1,043      $  2,406      $  3,449
                                                 =========     =========     =========

Income/ (loss) per common share - basic          $   0.05                    $   0.18
                                                 =========                   =========
Income/ (loss) per common share - diluted        $   0.04                    $   0.12
                                                 =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                      19,633                      19,633
                                                 =========                   =========
        Diluted                                    28,805                      28,805
                                                 =========                   =========


                                          12

                                                    Nine Months September 30, 2003
                                                    ------------------------------
                                                    As        Restatement        As
                                                 Reported     Adjustments     Restated
                                                 ---------    -----------    ---------
Revenues                                         $ 22,428            --      $ 22,428
Cost of revenues                                   16,212            49        16,261
                                                 ---------     ---------     ---------
Gross margin                                        6,216           (49)        6,167

General and administrative expense                  3,759            --         3,759
                                                 ---------     ---------     ---------
Income/ (loss) from operations                      2,457           (49)        2,408

Other income (expense):
Interest income                                       --            --            --
Interest expense                                   (1,797)           --        (1,797)
Minority interests in income of subsidiaries         (337)           22          (315)
Settlement on lawsuit                               1,034            --         1,034
Gain on sale of stock in a subsidiary                  --         2,433         2,433
Other                                                (164)           --          (164)
                                                 ---------     ---------     ---------
Total other income (expense)                       (1,264)        2,455         1,191
                                                 ---------     ---------     ---------
Net income/ (loss) before income taxes              1,193         2,406         3,599

Provision for foreign income tax                     (343)           --          (343)
                                                 ---------     ---------     ---------
Net income/ (loss)                                    850         2,406         3,256

Preferred stock dividend                             (569)           --          (569)
                                                 ---------     ---------     ---------
Net income attributed to common stockholders     $    281      $  2,406      $  2,687
                                                 =========     =========     =========

Income/ (loss) per common share - basic          $   0.01                    $   0.14
                                                 =========                   =========
Income/ (loss) per common share - diluted        $   0.01                    $   0.09
                                                 =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                      19,633                      19,633
                                                 =========                   =========
        Diluted                                    28,805                      28,805
                                                 =========                   =========


                                          13

                                                       Nine Months September 30, 2003
                                                       ------------------------------
                                                       As        Restatement       As
                                                    Reported     Adjustment     Restated
                                                    ---------    -----------    ---------
Cash flows from operating activities:
Net income/ (loss)                                  $    850      $  2,406      $  3,256
Adjustments to reconcile net income/ (loss) to
net cash provided by operating activities:
Depreciation and amortization expense                  2,050            49         2,099
(Gain) / loss on settlement of lawsuit                (1,034)           --        (1,034)
(Gain) / loss on sales on interest in AirComp             --        (2,433)       (2,433)
Amortization of discount on debt                         442            --           442
Minority interest in income of subsidiaries              337           (22)          315
Changes in working capital:
Decrease (increase) in accounts receivable            (2,882)           --        (2,882)
Decrease (increase) in other current assets             (697)           --          (697)
Decrease (increase) in other assets                       35            --            35
Decrease (increase) in lease deposit                     525            --           525
Decrease (increase) in lease receivable                  106            --           106
Increase (decrease) in accounts payable                2,738            --         2,738
Increase (decrease) in accrued interest                 (264)           --          (264)
Increase (decrease) in accrued expenses                 (323)           --          (323)
Increase (decrease) in accrued employee benefits
and payroll taxes                                         90            --            90
                                                    ---------     ---------     ---------

Net cash provided by operating activities              1,973            --         1,973


Cash flows from investing activities:
Purchase of equipment                                 (5,086)                     (5,086)
Proceeds from sale of equipment                          700                         700
                                                    ---------                   ---------

Net cash (used) by investing activities               (4,386)                     (4,386)
                                                    ---------                   ---------

Cash flows from financing activities:
Proceeds from issuance of long-term debt               9,616                       9,616
Repayments of long-term debt                          (6,925)                     (6,925)
Debt issuance costs                                     (304)                       (304)
                                                    ---------                   ---------

Net cash provided (used) by financing activities       2,387                       2,387
                                                    ---------                   ---------

Net increase (decrease) in cash and cash
equivalents                                              (26)                        (26)

Cash and cash equivalents:

Beginning of the year                                    146                         146
                                                    ---------                   ---------

End of the year                                     $    120                    $    120
                                                    =========                   =========

Supplemental information:

Interest paid                                       $  1,796                    $  1,796
                                                    =========                   =========


                                           14

NOTE 3 - ACQUISITIONS

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). The formation of AirComp has created the second largest provider of compressed air and related products and services for the drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries.

The Company contributed substantially all of its compressed air drilling assets with an estimated net book value of approximately $6.3 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10.3 million as determined by a third party appraisal. In addition, AirComp issued a subordinated note to M-I in the amount of $4.8 million. The Company owns 55% and M-I L.L.C. owns 45% of AirComp. The Company consolidated AirComp into its financial statements for the quarter ended September 30, 2003.

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

The Company has guaranteed all of Mountain Compressed Air's obligations under the joint venture agreement, and Mountain Compressed Air has guaranteed up to $2 million of AirComp's debt including AirComp's obligations under the note issued to M-I L.L.C. Additionally, all of the $13 million assets of AirComp are collateralized by the debt.

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

                                                           Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                     2003              2002
                                                 -------------    -------------
                                                        (in thousands)

Revenues                                         $     24,150     $     14,233
Operating income /(loss)                         $      2,694     $       (379)
Net income/ (loss)                               $      3,411     $     (2,883)
Net income/ (loss) per common share, basic       $       0.17     $      (0.16)
Net income/ (loss) per common share, diluted     $       0.12     $      (0.16)

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

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 3), the Company agreed to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. The Company is to make monthly payments of $20,576 through the period ended January 31, 2007. As of September 30, 2003, the balance was approximately $823,000, including $247,000 classified as short-term.

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

NOTE 5 - PREFFERRED SHARES AND WARRANTS

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

Effective July 1, 2003, the Company recorded the redeemable convertible preferred stock as a long-term liability in response to the adoption of SFAS No. 150.

NOTE 6 - SHAREHOLDERS' EQUITY

In connection with the formation of AirComp in July 2003, the Company recorded $955,000, as the effect of the consolidation of the AirComp venture in which the Company realized a benefit by elimination of its negative investment in the cost basis of the venture. The business combination was accounted for as a purchase. As a result, the Company recognized the benefit of $955,000 as an increase in its stockholders equity rather than period income.

NOTE 7 - SEGMENT INFORMATION

The Company has three segments, Casing Services (Jens), Directional Drilling Services (Strata) and Compressed Air Drilling Services (Mountain Air and AirComp). All of the segments provide services to the petroleum industry. The revenues and operating income by segment are presented below:

                                                 Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                    -------------               -------------
                                                 2003          2002          2003          2002
                                              ---------     ---------     ---------     ---------
                                                                 (in thousands)
Revenues:
     Casing Services                          $  2,559      $  2,197      $  7,712      $  5,445
     Directional Drilling Services               3,353         1,785        10,336         4,058
     Compressed Air Drilling Services            2,177           793         4,380         2,762
                                              ---------     ---------     ---------     ---------

Total revenues                                $  8,089      $  4,775      $ 22,428      $ 12,265

Operating income/ (loss):
     Casing Services                          $    913      $    749      $  3,079      $  1,707
     Directional Drilling Services                 120           (44)          613          (187)
     Compressed Air Drilling Services              122          (269)            3          (716)
     General Corporate                            (477)       (1,116)       (1,277)       (2,009)
                                              ---------     ---------     ---------     ---------

Total operating income/(loss)                 $    678      $   (680)     $  2,408      $ (1,205)

Depreciation and Amortization Expense:
     Casing Services                          $    345      $    332      $  1,035      $    863
     Directional Drilling Services                  56            48           175           165
     Compressed Air Drilling Services              291           231           811           690
     General Corporate                              18            12            78            36
                                              ---------     ---------     ---------     ---------

Total depreciation & amortization expense     $    710      $    623      $  2,099      $  1,754

Interest Expense:
     Casing Services                          $    146      $    152      $    469      $    420
     Directional Drilling Services                  42            51           166           139
     Compressed Air Drilling Services              164           185           655           554
     General Corporate                             169           170           507           468
                                              ---------     ---------     ---------     ---------

Total interest expense                        $    521      $    558      $  1,797      $  1,581

Capital Expenditures:
     Casing Services                          $    973      $    114      $  1,215      $    144
     Directional Drilling Services                 850            --           893            --
     Compressed Air Drilling Services            1,765            49         2,259           127
     General Corporate                               3            --            19             9
                                              ---------     ---------     ---------     ---------

Total capital expenditures                    $  3,591      $    163      $  4,386      $    280

At September 30, 2003 the total assets for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments are $17,361,000, $9,122,000, $24,515,000 and $1,169,000, respectively.

NOTE 8 - SETTLEMENT ON LAWSIUT

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

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). The formation of AirComp has created the second largest provider of compressed air and related products and services for the drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries.

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

AIRCOMP AND SALES ON INTEREST IN VENTURE - The Company has adopted SEC Staff Accounting Bulletin (SAB) No.51, Accounting for Sales of Stock by a Subsidiary, to account for its investment in AirComp. AirComp operates in a manner similar to a joint venture but has been accounted for and consolidated as a subsidiary under SFAS No. 141, BUSINESS COMBINATIONS. Pursuant to SAB No. 51, the Company has recorded its own contribution of assets and liabilities at its historical cost basis. Since liabilities exceeded assets, the Company's basis in AirComp was a negative amount. The Company has accounted for the assets contributed from M-I at a fair market value as determined by an outside appraiser. The Company gave M-I a 45% interest in AirComp in exchange for the assets contributed. As a result of the formation of the venture and its retention of 55% interest in the venture, the Company realized an immediate gain to the extent of its negative basis and its 55% interest in the combined assets and liabilities of the venture. In accordance with SAB No. 51, the Company has recorded its negative basis investment in AirComp as an addition to equity and its share of the combined assets and liabilities realized from M-I assets as non-operating income.

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

RESTATEMENT
-----------

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SEC Staff Accounting Bulletin ("SAB") No. 51 "Accounting for Sales of Stock by a Subsidiary". Consequently, we have restated our financial statements for the year ended December 31, 2003 and for the three quarters ended September 30, 2003 and 2004.

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

Gross margin ratio, as a percentage of sales, was 25.1% in the third quarter of 2003 compared with 19.6% in the third quarter of 2002. The gross margin increased in the third quarter of 2003 as compared to the third quarter of 2002, due to an increase in market share and increased pricing in the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments. The increase in profit margin resulted because the Company's revenues increased at a greater rate than its expenses because many of its costs are fixed and do not increase with revenues.

Marketing and administrative expense was $1,351,000 in the third quarter of 2003 compared with $886,000 in the third quarter of 2002. The marketing and administrative expenses increased in 2003 compared to 2002 due to the increased costs associated with the joint venture AirComp and the hiring of additional sales force.

Operating income for the three months ended September 30, 2003 totaled $678,000. For the three months ended September 30, 2002, the operating (loss) was ($680,000). Operating income (loss) for the three months ended September 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $913,000, $120,000, $122,000 and ($477,000), respectively. Operating income (loss) for the three months ended September 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $749,000, ($44,000), ($269,000) and ($1,116,000), respectively. In the third quarter of 2002, the Company in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. Such organizational changes included reduction of personnel, the deployment of turn-around consultants and a terminated rent obligation. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded costs related to abandoned acquisitions and equity raise in the amount of $233,000 consisting of legal fees associated with abandoned acquisition of $82,000 and costs related to a abandoned private placement in the amount of $150,000.

We had net income attributed to common shareholders of $3,449,000, or $0.18 per common share, for the third quarter of 2003 compared with a loss of ($1,592,000), or ($0.08) per common share, for the third quarter of 2002. We recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. We will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. We have adopted a policy that any gain or loss in the future incurred on the sale in the stock of a subsidiary would be recognized as such in the income statement.

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

Gross margin ratio, as a percentage of sales, was 27.5% in the first nine months of 2003 compared with 18.1 % in the first nine months of 2002. The gross margin increased in the first nine months of 2003 as compared to the first nine months of 2002, which included Casing Services and Directional Drilling from February 1, 2002 through September 30, 2002, due to an increase in market share and increased pricing in the Casing Services, Directional Drilling Services, and Compressed Air Drilling Services segments. The increase in profit margin results resulted because the Company's revenues increased at a greater rate than its expenses because many of its costs are fixed and do not increase with revenues.

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

Operating income for the nine months ended September 30, 2003 totaled $2,408,000. For the nine months ended September 30, 2002, the operating (loss) was ($1,205,000). Operating income (loss) for the nine months ended September 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $3,079,000, $613,000, $3,000 and ($1,277,000), respectively. Operating income (loss) for the nine months ended September 30, 2002 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,707,000, ($187,000), ($716,000) and ($2,009,000), respectively. The operating income (loss) for the Casing Services and Directional Drilling segments was from February 1, 2002 through September 30, 2002 (post merger period). In the third quarter of 2002, the Company in response to the default of its debt covenants, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. The Company also recorded costs related to abandoned acquisitions and equity raise in the amount of $233,000 consisting of legal fees associated with abandoned acquisition of $82,000 and costs related to a abandoned private placement in the amount of $150,000.

We had a net income attributed to common stockholders' of $2,687,000, or $0.14 per common share, for the first nine months of 2003 compared with a loss of ($3,247,000), or ($0.18) per common share, for the first nine months of 2002. The Company recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. The Company has adopted a policy that any gain or loss in the future incurred on the sale in the stock of a subsidiary would be recognized as such in the income statement.

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

Pro forma gross profit totaled $6,287,000 for a pro forma gross profit margin of 26.0% of sales in the nine months ended September 30, 2003. Pro forma gross profit for the comparable nine months in the prior year totaled $3,278,000 for a gross profit margin of 23.0% of sales. The increase in profit margin results resulted because the Company's revenues increased at a greater rate than its expenses because many of its costs (including certain financing and equipment costs) are fixed and do not increase with revenues.

The Company's pro forma net income attributed to common shareholders' was $2,842,000 or $0.14 per common share, for the first nine months of 2003 compared to a pro forma net loss of ($2,883,000), or ($0.16) per common share, for the first nine months of 2002. The Company recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of September 30, 2003.

                                       Payments due by Period
                                       ----------------------------------------------------------------------------
                                                                                                         AFTER 5
CONTRACTUAL OBLIGATIONS                   TOTAL           1 YEAR        2-3 YEARS       4-5 YEARS         YEARS
                                          -----           ------        ---------       ---------         -----
Note payable                           $30,476,000     $ 2,648,000     $16,508,000     $11,320,000     $        --
Interest Payments on note payable        1,523,000         132,000         825,000         566,000              --
Operating Lease                          1,140,000         228,000         456,000         456,000              --
Employment Contracts                     1,754,000       1,180,000         574,000              --              --

Total Contractual Cash Obligations     $34,893,000     $ 4,188,000     $18,363,000     $12,342,000     $        --
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

Net property, plant and equipment were $31,982,000 at September 30, 2003. The increase in plant, property and equipment is due to the assets purchased from M-I Air Drilling in connection with the formation of AirComp. Capital expenditures for the nine months ended September 30, 2003 were $4,386,000 including $2.4 million for the purchase of an operating lease at Mountain Air contributed to AirComp on July 2, 2003. Capital expenditures for fiscal year 2003 are projected to be approximately $3,500,000 excluding the purchase of the operating lease at Mountain Air.

Trade accounts payable at September 30, 2003 was $4,844,000. This increased significantly from the December 31, 2002 balance of $2,106,000 due to the increase in operating activity, increased capital expenditures at Jens' and an increase in accounts receivable resulting in less cash available to pay payables. The Company is investigating additional financing or other methods of financing its accounts receivable.

Other current liabilities, excluding the current portion of long-term debt, were $2,135,000 including interest in the amount of $547,000, accrued salary and benefits in the amount of $405,000, and accrued expenses of $1,183,000. All of these balance sheet accounts increased significantly from the December 31, 2002 balances due to the increase in revenues and operations.

Long-term debt was $28,138,000 at September 30, 2003 including current maturities. The increase in the long-term debt is attributable to the financing of AirComp of approximately $13.3 million.

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

RECENT DEVELOPMENTS - JOINT VENTURE WITH M-I L. L.C.

We entered into a joint venture agreement with a division of M-I L.L.C., and related financing on July 2, 2003 and formed AirComp. Through our subsidiary, Mountain Compressed Air, Inc., we contributed substantially all of our compressed air drilling assets with an estimated net book value of approximately $6,300,000 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10,269,000 as determined by a third party appraisal. We own 55% and M-I L.L.C. will own 45% of AirComp.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures. Our chief executive officer and our chief accounting officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                                     Allis-Chalmers Energy, Inc.
                                                            (Registrant)


                                                     /s/ Munawar H. Hidayatallah
                                                     ---------------------------
                                                     Munawar H. Hidayatallah
                                                     Chief Executive Officer
                                                     And Chairman

March 7, 2005

                                  EXHIBIT INDEX


31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.