Form 10-K/A
period 2003-12-31
Allis Chalmers Energy Inc.
filed 2005-03-08
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                                   (Mark One)

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


               5075 WESTHEIMER, SUITE 890 , HOUSTON, TEXAS 77056
               -------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

DOCUMENTS INCORPORATED
BY REFERENCE:

                           2003 FORM 10-K/A CONTENTS
                           -------------------------


                                     PART II

6. Selected Financial Data.................................................    4

7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................    4

8. Financial Statements....................................................   24

9A. Controls and Procedures................................................   49

                                     PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K........   50

Signatures and Certifications..............................................   50

                                INTRODUCTORY NOTE

Allis Chalmers Energy Inc. is filing this Amendment No. 2 ("Amendment No. 2") to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Original Filing"), which was originally filed on April 14, 2004 (the "Original Filing Date") to reflect the restatement of our financial results resulting from our determination to change the manner in which we accounted for the formation of our AirComp LLC subsidiary in July 2003. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements. The following Items of the Original Filing are amended by this Amendment No. 2:


                                     PART II

6. Selected Financial Data.................................................    4

7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................    4

8. Financial Statements....................................................   24

9A. Controls and Procedures................................................   49

                                     PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K........   50

Signatures and Certifications..............................................   50



Unaffected items have not been repeated in this Amendment No. 2.

      PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE INCLUDING ALL AMENDMENTS THERETO.

                                     PART II

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

                                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                    Year Ended December 31,
                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                                2003             2002             2001
                                                          ------------    ------------     ------------
                                                           (Restated)
Sales                                                     $    32,724     $    17,990      $     4,796
Income (loss) from operations                             $     2,526     $    (1,170)     $    (1,433)
Net income (loss)                                         $     2,927     $    (3,969)     $    (4,577)
Net income (loss) attributed to common
shareholders                                              $     2,271     $    (4,290)     $    (4,577)

Per Share Data:
Net (loss) income per common share:
    Basic                                                 $      0.12     $     (0.23)     $     (1.15)
    Diluted                                               $      0.08     $     (0.23)     $     (1.15)

Weighted average number of common shares outstanding:
    Basic                                                       19,633          18,831            3,952
    Diluted                                                     28,805          18,831            3,952

                                        CONSOLIDATED BALANCE SHEET DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                              2003             2002             2001
                                                          ------------    ------------     ------------
                                                           (Restated)
Total Assets                                              $    53,662     $    34,778      $    12,465
Long-term debt classified as:
    Current                                               $     3,992     $    13,890      $     1,023
    Long Term                                             $    28,241     $     7,731      $     6,833
Stockholders' Equity                                      $     4,541     $     1,009      $     1,250

Book value per share                                      $      0.23     $      0.05      $      0.32

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

OVERVIEW OF OUR BUSINESS

We provide services and equipment to the oil and gas drilling industry. Our customers are principally small independent and major oil and gas producers engaged in the exploration and development of oil and gas wells. Our operations are conducted principally in the Texas Gulf Coast, offshore in the United States Gulf of Mexico, West Texas, and the Rocky Mountain regions of New Mexico and Colorado. We also operate in Mexico through a Mexican partner.

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

The number of working drilling rigs is an important indicator of activity levels in the oil and gas industry, typically referred to as the "rig count." The rig count in the U.S. increased from 862 as of December 31, 2002 to 1,126 on December 31, 2003, according to the Baker Hughes rig count. According to the Baker Hughes rig count, the directional and horizontal rig counts increased from 283 as of December 31, 2002 to 381 on December 31, 2003, which accounted for 32.8% and 33.8% of the total U.S. rig count, respectively.

Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our equipment. The principal elements of these costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals and fuel. Operating expenses do not necessarily fluctuate in proportion to changes in revenues because we have a fixed base of inventory of equipment and facilities to support our operations, and we may also seek to preserve labor continuity to market our services and maintain our equipment.

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc., which conducted a machine repair business. In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger in which we acquired 100% of the capital stock of OilQuip Rentals, Inc., which owned Mountain Compressed Air, Inc., which provided compressed air drilling services. In December 2001, we disposed of Houston Dynamic Service, Inc., and in February 2002, we acquired substantially all of the capital stock of Strata Directional Technology, Inc. and approximately 81% of the capital stock of Jens' Oilfield Service, Inc. In July 2003, through Mountain Compressed Air, we entered into a limited liability company operating agreement with M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. to form a Texas limited liability company named AirComp LLC. We own 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

For accounting purposes, the OilQuip Rentals merger was treated as a reverse acquisition by OilQuip Rentals of Allis-Chalmers and financial statements presented herein for periods prior to May 2001 present the results of operations and financial condition of OilQuip Rentals. As a result of the OilQuip Rentals merger, the fixed assets and other intangibles of Allis-Chalmers in existence immediately prior to the merger were increased by $2.7 million.

RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SEC Staff Accounting Bulletin ("SAB") No. 51 "Accounting for Sales of Stock by a Subsidiary". Consequently, we have restated our financial statements for the year ended December 31, 2003 and for the three quarters ended September 30, 2004.

RESULTS OF OPERATIONS

Results of operations for 2001 reflect the business operations of OilQuip Rentals. From its inception on February 4, 2000 to February 6, 2001, OilQuip Rentals was in the developmental stage. OilQuip Rentals' activities for the period prior to February 6, 2001 consisted of developing its business plan, raising capital and negotiating with potential acquisition targets. Therefore, the results for operations for the period prior to February 6, 2001 reflect no sales, cost of sales, or marketing and administrative expenses that would be reflective of an operating company. On February 6, 2001, OilQuip Rentals acquired the assets of Mountain Air, which provides compressed air drilling services to natural gas exploration operations.

On May 9, 2001, OilQuip Rentals merged with a subsidiary of Allis-Chalmers, and was deemed to acquire the assets of Allis-Chalmers, including the operations of Houston Dynamic Services. The results of operation of Houston Dynamic Services, which was sold in December 2001, are included in discontinued operations from May 9, 2001. On February 6, 2002, Allis-Chalmers acquired 81% of the outstanding stock for Jens' Oilfield Service, Inc., which supplies specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells.

On February 6, 2002, we also purchased substantially all the outstanding common stock and preferred stock of Strata Directional Technology, Inc., which provides directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

The results from our casing and tubing services and directional drilling services are included in our operating results from February 1, 2002.

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. to form AirComp. We own 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

Comparison of Years Ended December 31, 2003 and 2002
----------------------------------------------------

Revenues for the year ended December 31, 2003 totaled $32.7 million, an increase of 81.7% from the $18.0 million in revenues for the year ended December 31, 2002. The increase in revenues is due to the general increase in oil and gas drilling activity and the inclusion of AirComp, our compressed air drilling venture, beginning in July 2003. The increase in revenues is also due to 2003 being the first full year of revenue contribution from the casing and tubing services segment and the directional drilling segment, both of which were acquired in February 2002.

Our gross profit for the year ended December 31, 2003 was $8.7 million, or 26.5% of revenues, compared to $3.4 million, or 18.9 % of revenues for the year ended December 31, 2002, due to increased utilization of our equipment and personnel and increased pricing in each of our business segments due to the increase in industry activity. Our cost of revenues consist principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues. Gross profit as a percentage of revenues increased as a result of higher revenues and better pricing for our services.

General and administrative expenses were $6.2 million, or 19.0% of revenues, in 2003 compared to $3.8 million, or 21.1% of revenues, in 2002. The increase in general and administrative expenses in absolute terms was due to the inclusion of general and administrative expenses for AirComp, which created a larger operation compared to our previous Mountain Air subsidiary, the hiring of additional sales force and operations personnel due to the improvement in the oil and gas drilling market, and the inclusion of the operations of our casing and tubing services and directional drilling services segments for a full year in 2003.

Depreciation and amortization expenses increased to $2.9 million in 2003 compared to $2.6 million in 2002, due to the formation of AirComp in July 2003, and the acquisition of our casing and tubing services and directional drilling services segments in February 2002.

Income from operations for the year 2003 totaled $2.5 million reflecting the general increase in oil and gas drilling activity and the inclusion of revenues and operating income contributed by M-I through the formation of AirComp in July 2003. In the comparable period of 2002, we incurred an operating loss of $1.2 million. During the third quarter of 2002, we reorganized in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. We also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

Interest expense increased to $2.5 million in 2003, compared to $2.3 million in the prior year due to increased debt associated with acquisitions completed in 2002, and debt associated with the formation of AirComp in July 2003.

Minority interest in income of subsidiaries for 2003 was $343,000 compared to $189,000 in 2003 due to the increase in the net income of our casing and tubing services subsidiary, which until September 30, 2004, was owned 19% by Jens Mortensen; and the formation, in July 2003, of AirComp, which is owned 45% by M-I.

In the year ended December 31, 2003 we recorded a one-time gain on the reduction of a note payable of $1.0 million in the third quarter as a result of settling a lawsuit against the former owners of Mountain Air Drilling Service Co. Inc. The gain was calculated in part by discounting the note payable to $1.5 million using a present value calculation and accreting the note payable to $1.9 million, the amount due in September 2007. We will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. The Company has adopted a policy that any gain or loss in the future incurred on the sale in the stock of a subsidiary would be recognized as such in the income statement.

The net loss for 2002 included a discount given to the holder of the Houston Dynamic Services note in the amount of $191,000 as an incentive to pay-off the note in September 2002.

We had a net income attributed to common stockholders of $2.3 million, or $0.12 per common share, for the year ended December 31, 2003 compared with a net loss of ($4.3 million), or ($0.23) per common share, for the year ended December 31, 2002.

The following table compares revenues and income from operations for each of our business segments for the years ended December 31, 2003, 2002 and 2001. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:


                                                                            Revenues
                                            2003              2002            Change             2001             Change
                                       --------------    --------------    -------------     ------------     -------------
Casing services                        $       10,037    $       7,796     $      2,241      $         --     $      7,796
Directional drilling services                  16,008            6,529            9,479                --     $      6,529
Compressed air drilling services                6,679            3,665            3,014             4,796           (1,131)
General corporate                                  --               --               --                --               --
                                       --------------    --------------    -------------     ------------     -------------
Total                                  $       32,724    $      17,990     $     14,734      $      4,796     $     13,194
                                       ==============    ==============    =============     ============     =============

                                                                  Income (Loss) from Operations
                                            2003              2002            Change             2001             Change
                                       --------------    --------------    -------------     ------------     -------------
                                         (Restated)                         (Restated)
Casing services                        $        3,628    $       2,495     $      1,133      $         --     $      2,495
Directional drilling services                   1,103             (576)           1,679                --     $       (576)
Compressed air drilling services                   17             (945)             962               434           (1,379)
General corporate                              (2,222)          (2,144)             (78)           (1,867)            (277)
                                       ---------------   --------------    -------------     -------------    -------------
Total                                  $        2,526    $      (1,170)    $      3,696      $     (1,433)    $        263
                                       ==============    ==============    =============     =============    =============


CASING AND TUBING SERVICES SEGMENT

Revenues for the year ended December 31, 2003 for the casing and tubing services segment were $10.0 million, an increase of 28.2% from the $7.8 million in revenues for the year ended December 31, 2002. Revenues from domestic operations increased to $6.3 million in 2003 from $5.1 million in 2002 as a result of a general improvement in oil and gas drilling activity in South Texas and the inclusion of this segment, which was acquired in February 2002, for a full year in 2003. Revenues from Mexican operations increased to $3.7 million in 2003 from $2.7 million in 2002 as a result of increased drilling activity in Mexico. Income from operations increased 45.4% to $3.6 million in 2003 from $2.5 million in 2002 due to the increase in revenues.

DIRECTIONAL DRILLING SERVICES SEGMENT

Revenues for 2003 for directional drilling services were $16.0 million, an increase of 146.2% from $6.5 million in revenues for 2002 due to increased drilling activity in the Texas and Gulf Coast areas in 2003. Operating income increased to $1.1 million for 2003 compared to a loss from operations of ($576,000) for the same period in 2002 due to the increase in revenues, which more than offset an increase in operating expenses due to the addition of operations and sales personnel.

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $6.7 million in 2003, an increase of 81.1% compared to $3.7 million in revenues in 2002. Revenues increased in 2003 due to the inclusion of revenues contributed by M-I through the formation of AirComp in July 2003. Operating income increased to $17,000 in 2003 from a ($945,000) loss from operations in 2002 due to the inclusion, for six months in the 2003 period, of the business contributed by M-I in connection with the formation of AirComp in July 2003. Through this venture, we have been able to expand the geographical areas in which we operate to include gas drilling in West Texas along with the drilling and workover operations of Mountain Air in the San Juan basin in New Mexico.

PRO FORMA RESULTS

The unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations, based on the historical statements of operations, as if the transaction had occurred as of the beginning of the periods presented. Pro forma results of operations set forth below includes results of operations for all of 2003 and 2002. These financial statements should be read in conjunction with the pro forma financial statements included herein.

Pro forma sales for the year 2003 totaled $33,605,000, reflecting the revenue of AirComp. In the comparable period of 2002, pro forma sales were $21,595,000. The increase in 2003 compared to 2002 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

Pro forma gross margin, as a percentage of sales, was 26.3% for the year ended December 31, 2003 compared with a pro forma gross margin of 17.5 % for the year ended December 31, 2002. The gross margin ratio increased as a result of increased market share and increased pricing in the Casing Services, Directional Drilling Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of personnel, many of our costs are fixed, and as a result, our gross profit margins are impacted by either increases or decreases in revenues.

Pro forma general and administrative expense was $5,958,000 in 2003 compared with $4,841,000 in 2002. The pro forma general and administrative expense increased in 2003 due to the costs associated with the formation of AirComp and the hiring of additional sales force and operations personnel due to the upturn in the market.

The Company had pro forma operating income for the year 2003 of $2,902,000 as compared to pro forma operating (loss) of ($24,000) in 2002. The increase in pro forma operating income for 2003 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net income of $2,882,000 or $0.15 per common share, for the year ended December 31, 2003 compared with a pro forma net loss of ($4,070,000), or ($0.22) per common share, for the year ended December 31 2002. The pro forma net income for 2003 included a one-time gain on the reduction of the note payable $1,034,000 in the third quarter as a result of settling a lawsuit against the former owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. The pro forma net loss for 2002 included a factoring discount given to the holder of the HDS note in the amount of $191,000 as an incentive to pay-off the note by September 30, 2002. During the third quarter of 2002, the Company reorganized itself in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. The Company also recorded one-time charges for costs related to an abandoned acquisitions and an abandoned private placement in the amount of $233,000.

Comparison of Years Ended December 31, 2002 and 2001
----------------------------------------------------

Revenues for the year 2002 totaled $18.0 million compared to $4.8 million in 2001. The 275.0% increase in revenues reflects the revenues of our casing and tubing services and directional drilling services segments, which were acquired in February 2002.

Revenues for the year ended December 31, 2002 for the casing and tubing services, directional drilling services, and compressed air drilling services segments were $7.8 million, $6.5 million and $3.7 million, respectively. We had no revenues from casing and tubing services and directional drilling services in 2001 as those operations were acquired in February 2002. Revenues for the compressed air drilling services segment decreased to $3.7 million in 2002 from $4.8 million for the year ended December 31, 2001, primarily due to lower revenues from Burlington Resources, which decreased from $3.3 million in 2001 to $1.8 million in 2002. Burlington Resources represented 49.9% and 62.6% of the compressed air drilling services revenues in 2002 and 2001, respectively. Revenues also declined as a result of an overall decline in drilling activity. The rig count in the United States decreased from an average of 1,156 in 2001 to an average of 830 in 2002, according to the Baker Hughes rig count.

Our gross profit for the year ended December 31, 2002 was $3.3 million, or 18.9% of revenues, compared to $1.5 million, or 31.2% of revenues for the year ended December 31, 2001, due to the acquisition of the casing and tubing services and directional drilling services segments in 2002 and a decreased gross margin in our compressed air drilling operation due to reduced revenues at Mountain Air. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel.

General and administrative expense was $3.8 million, or 21.1% of revenues in 2002, compared with $2.9 million, or 60.4% of revenues in 2001. The general and administrative expenses increased in absolute terms in 2002 compared to 2001 due to the acquisition of our casing and tubing services and directional drilling services segments in February 2002.

In 2002 we reported a ($1.2) million loss from operations compared to a loss from operations of ($1.4) million in 2001. The loss from operations in 2002 includes the restructuring and other one-time charges totaling $728,000.

Interest expense in 2002 was $2.3 million, compared to $869,000 in 2001, due to the increase in debt associated with the acquisitions of our casing and tubing services and directional drilling services operations.

We incurred a net loss attributed to common stockholders of ($4.3 million), or ($0.23) per common share, for the year ended December 31, 2002 compared with a loss of ($4.6 million), or ($1.15) per common share, for the year ended December 31, 2001. The net loss for 2002 included a discount given to the holder of the Houston Dynamic Services note in the amount of $191,000 as an incentive to pay-off the note in September 2002. The net loss in 2001 included a ($2.0 million) loss from the sale of discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service our debt and retire redeemable securities, to acquire and maintain equipment, for working capital and for acquisitions. Our primary sources of liquidity are borrowings under our revolving lines of credit, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $1.3 million at December 31, 2003 and compared to $146,000 at December 31, 2002.

OPERATING ACTIVITIES

For the 12 months ended December 31, 2003, we generated $1.9 million in cash from operating activities compared to $2.2 million in cash from operating activities for the same period in 2002. Net income for the 2003 period improved to $2.9 million, compared to a net loss of ($4.0 million) in the comparable 2002 period, due to the increase in revenues and gross profit in 2003 due to the general increase in oil and gas drilling activity and the inclusion of AirComp, our compressed air drilling subsidiary in July 2003. Net income for 2003 also includes a $1.0 million gain from the settlement of a lawsuit and a $2.4 million gain on sale of interest in AirComp. Non-cash adjustments to net income totaled $305,000 in 2003 net of $3.4 million of non-cash gains, including the $1.0 million non-cash gain from the settlement of a lawsuit, compared to $3.4 million of non-cash gains in 2002, consisting principally of depreciation and amortization expense, including amortization of discount on debt, and minority interest in the income of a subsidiary.

During the 12 months ended December 31, 2003, changes in working capital used $1.3 million in cash compared to changes in working capital, which provided $2.8 million in cash in the 2002 period, principally due, in 2003, to an increase in accrued expenses of $1.7 million, an increase in accounts receivable and other current assets of $5.6 million, and an increase in accounts payable of $2.2 million. The increase in accrued expenses is due to a decrease in accrued interest of $126,000 due to the retirement of the subordinated debt carrying an interest rate of 12% and lower interest rates on other debt with variable interest rates, an increase in accrued expenses of $397,000 due to accrued motor costs and related expenses, and an increase in accrued employee benefits and payroll taxes of $1.3 million due to the payroll cycle ending at December 31, 2003. Accounts receivable increased $4.4 million due to increased revenues in our directional drilling services segment, compressed air drilling services segment from the inclusion of the business contributed by M-I to AirComp in July 2003, and our casing and tubing services segment. Other current assets decreased primarily because of the recovery of a lease deposit related to an equipment lease, which was paid off in June 2003. Accounts payable increased by $2.3 million in the 2003 period due to increased costs related to increased revenues, and the inclusion of the accounts payable of AirComp in July 2003.

INVESTING ACTIVITIES

During the 12 month period ended December 31, 2003, we used $4.5 million in investing activities, consisting of the purchases of equipment of $5.4 million, which was partially offset by the proceeds from the sales of equipment of $843,000. This compares to net cash used in investing activities in the comparable 2002 period of $8.5 million, due to the acquisitions of our Jens' and Strata subsidiaries for a total of $8.3 million, purchases of other equipment of $518,000, and proceeds from the sales of equipment of $367,000.

FINANCING ACTIVITIES

During the year ended December 31, 2003 financing activities provided a net of $3.8 million in cash compared to a net of $6.3 million in cash from financing activities in the prior year. In 2003, we received $14.1 million from the issuance of long-term debt and $30.5 million from borrowings under our lines of credit. These proceeds were used to pay long-term debt in the amount of $10.8 million and make principal payments on outstanding borrowings under our lines of credit in the amount of $29.4 million. We also used $408,000 in cash for debt issuance costs in 2003. In 2002, we received $9.7 million from the issuance of long-term debt and $7.1 million from borrowings under our lines of credit. These proceeds were used to pay long-term debt in the amount of $4.1 million and make principal payments on outstanding borrowings under our lines of credit in the amount of $5.8 million. We also used $588,000 in cash for debt issuance costs in 2002.

We have several bank credit facilities and other debt instruments at Allis-Chalmers and at our three operating subsidiaries. Allis-Chalmers guarantees the loans owed by Jens' and Strata, and Mountain Compressed Air, a wholly-owned subsidiary, guarantees AirComp's bank debt. All three of our subsidiaries are consolidated on our financial statements. At December 31, 2003, we had $32.2 million in outstanding indebtedness, of which $28.2 million was long-term debt and $4.0 million was the current portion of long-term debt.

Through Jens', our casing and tubing services subsidiary, at December 31, 2003, we had two principal bank facilities. We had a term loan in the original amount of $4.0 million that was increased, in October 2003, to $5.1 million. We were required to make monthly principal payments of $85,000 plus 25% of our collections from our operations in Mexico. Interest accrued at a floating rate plus a margin. The interest rate on the term loan was 6.00% at December 31, 2003 and the outstanding amount was $3.0 million. We also had a $1.0 million bank line of credit of which $26,000 was outstanding at December 31, 2003. Interest accrued at a floating rate plus a margin. The interest rate on the line of credit was 7.00% at December 31, 2003. We paid a 0.5% per annum fee on the undrawn portion of the line of credit.

Our Jens' subsidiary also has a note payable to Jens Mortensen, who sold Jens' to us and is a director and the President of Jens'. The note is in the original amount of $4.0 million at 7.5% simple interest with quarterly interest payments. At December 31, 2003, $533,000 of interest was accrued and was included in accounts payable to related parties. The principal and interest are due on January 31, 2006. In connection with the purchase of Jens', we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of December 31, 2003, the balance due is approximately $761,000, including $247,000 classified as short-term.

Jens' also had outstanding two term loans at December 31, 2003. One was a real estate bank loan in the amount of $532,000 at a floating interest rate with monthly principal payments of $14,778 plus interest. The interest rate was 6.00% at December 31, 2003 and the outstanding amount due was $207,000. The second loan is a bank loan in the original amount of $397,080 at a floating interest rate with monthly principal payments of $11,000 plus interest. At December 31, 2003 the interest rate was 6.00% and the balance due was $354,000. The final maturity date of the loan is September 17, 2006.

Through Strata, our directional drilling services operating subsidiary, we had a $2.5 million bank line of credit of which $2.4 million was outstanding at December 31, 2003. The interest rate was 7.00% at December 31, 2003 and we paid a 0.5% per annum fee on the undrawn portion of the line of credit.

In December 2003, Strata entered into a short-term vendor financing agreement in the original amount of $1.7 million with a major supplier for drilling motor rentals, motor lease costs and motor repair costs. The agreement provides for repayment of all amounts not later than December 31, 2005. Payment of interest is due monthly and principal payments of $582,000 are due in each of October 2004, April 2005, and December 2005. The interest rate is fixed at 8.0%. As of December 31, 2003 the outstanding balance was $1.7 million.

AirComp had the following facilities at December 31, 2003:

* A $1.0 million bank line of credit of which $369,000 was outstanding at December 31, 2003. Interest accrues at a floating rate plus a margin and was 6.25% at December 31, 2003. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of eligible accounts receivable.

* A term loan in the original amount of $8.0 million with a floating interest rate based on either prime or the London interbank offered rate ("LIBOR") plus a margin. The interest rate averaged 4.09% at December 31, 2003. Principal payments of $286,000 were due quarterly, plus interest, with a final maturity date of June 27, 2007. The remaining balance at December 31, 2003. was $7.4 million.

* A "delayed draw" term loan facility in the amount of $1.0 million to be used for capital expenditures. Interest accrues at a rate equal to LIBOR plus a margin. Quarterly principal payments commence on March 31, 2005 in an amount equal to 5.0% of the outstanding balance as of December 31, 2004. AirComp had not yet drawn on this facility as of December 31, 2003.

The AirComp credit facilities are secured by liens on substantially all of AirComp's assets. The agreement governing these credit facilities contains customary events of default and requires that AirComp satisfy various financial covenants. It also limits AirComp's ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. Mountain Compressed Air guaranteed the obligations of AirComp under these facilities.

AirComp also has a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party has the right to cause AirComp to sell its assets (or the other party may buy out such party's interest), and in such event this note (including accrued interest) is due and payable. The note is also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At December 31, 2003, $120,000 of interest was included in accrued interest. Neither the Company nor Mountain Compressed Air is liable for the obligations of AirComp under this note.

The Company has a subordinated note in the original amount of $3.0 million with a fixed interest rate of 12.0%. The outstanding balance was $2.7 million at December 31, 2003. In connection with this note, we issued redeemable warrants, which were recorded as a liability of $900,000 and as a discount to the face amount of the debt. This amount is amortized as additional interest expense over the term of the note. The debt was recorded at $2.7 million net of unamortized portion of the put obligation.

In connection with the issuance of the $3.0 million subordinated note, we issued redeemable warrants that are exercisable for up to 233,000 shares of our common stock at an exercise price of $0.75 per share and non-redeemable warrants that are exercisable for a maximum of 67,000 shares of our common stock at $5.00 per share. The warrants were exercisable for $0.75 per share are subject to cash redemption provisions in the amount of $900,000 at the discretion of the warrant holders at any time after January 31, 2005. We recorded a liability of $900,000 in respect of the warrant redemption rights, and amortize the effects of the puts to interest expense over the life of the $3.0 million subordinated debt.

In 1999 we compensated directors who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0% and are due on March 28, 2005. At December 31, 2003, the principal and accrued interest on these notes totaled approximately $386,000.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million at 5.75% simple interest which was reduced to $1.5 million as a result of the settlement of a legal action against the sellers. At December 31, 2003 the outstanding amount due, including accrued interest, was $1.5 million.

Mountain Air has a term loan in the original amount of $267,000 at an interest rate of 5.0%, with principal and interest payments of $5,039 due on the last day of each month. At December 31, 2003, the outstanding amount due was $247,000 and the final maturity date is June 30, 2008.

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

                                                                        PAYMENTS BY PERIOD
                                                                          (IN THOUSANDS)
                                                                                                                   AFTER
                                            TOTAL            1 YEAR          2-3 YEARS         4-5 YEARS          5 YEARS
                                       --------------    --------------    -------------     ------------     -------------
CONTRACTUAL OBLIGATIONS
Notes Payable                          $       32,233    $        3,992     $     14,998     $     10,434     $          --
Interest Payments on notes payable              2,088               431              973              684                --
Operating Lease                                   814               318              323              173                --
Employment Contracts                              760               750              --                --                --
                                       --------------    --------------    -------------     ------------     -------------

Total Contractual Cash Obligations     $       35,885    $       8,299     $      16,249     $     11,291     $          --
                                       ==============    ==============    =============     ============     =============


We have no off balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.

We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. We expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services, which, in turn, are affected by our customers' expenditures for oil and gas exploration and development and industry perceptions and expectations of future oil and gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing in excess of our current working capital and amounts available under credit facilities. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.

CRITICAL ACCOUNTING POLICIES
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included elsewhere in this Report. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 1% to 2%. At December 31, 2003 and 2002, reserves for doubtful accounts totaled $168,000, or 2%, and $32,000, or 1%, of total accounts receivable before reserves, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, changes in the financial condition of our customers could impact the amount of provisions for doubtful accounts.

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

GOODWILL AND OTHER INTANGIBLES. The Company has recorded approximately
$7,661000 of goodwill and $2,290000 of other identifiable intangible assets.
The Company performs purchase price allocations to intangible assets when it makes a business combination. Business combinations and purchase price allocations have been consummated for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These initial valuations used two approaches to determine the carrying amount of the individual reporting units. The first approach is the Discounted Cash Flow Method, which focuses on the expected cash flow of the Company. In applying this approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operation of the Company. The cash flow available for distribution and the terminal value (the value of the Company at the end of the estimation period) are then discounted to present value to derive an indication of value of the business enterprise. This valuation method is dependent upon the assumptions made regarding future cash flow and cash requirements. The second approach is the Guideline Company Method, which focuses on comparing the Company to selected reasonably similar publicly traded companies. Under this method, valuation multiples are: (i) derived from operating data of selected similar companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. This valuation method is dependent upon the assumption that the value of the Company can be evaluated by analysis of its earnings and its strengths and weaknesses relative to the selected similar companies. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

AIRCOMP AND SALE OF INTEREST IN VENTURE. The Company has adopted SEC Staff Accounting Bulletin (SAB) No. 51, Accounting for Sales of Stock by a Subsidiary, to account for its investment in AirComp. AirComp operates in a manner similar to a joint venture but has been accounted for and consolidated as a subsidiary under SFAS No. 141, BUSINESS COMBINATIONS. Pursuant to SAB No. 51, the Company has recorded its own contribution of assets and liabilities at its historical cost basis. Since liabilities exceeded assets, the Company's basis in AirComp was a negative amount. The Company has accounted for the assets contributed from M-I at a fair market value as determined by an outside appraiser. The Company gave M-I a 45% interest in AirComp in exchange for the assets contributed. As a result of the formation of the venture and its retention of 55% interest in the venture, the Company realized an immediate gain to the extent of its negative basis and its 55% interest in the combined assets and liabilities of the venture. In accordance with SAB No. 51, the Company has recorded its negative basis investment in AirComp as an addition to equity and its share of the combined assets and liabilities realized from M-I assets as non-operating income.

STOCK BASED COMPENSATION. The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Many equity instrument transactions are valued based on pricing models such as Black-Scholes, which require judgments by management. Values for such transactions can vary widely and are often material to the financial statements.

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

At December 31, 2003 we were exposed to interest rate fluctuations on approximately $32.2 million of notes payable and bank credit facility borrowings carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $332,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

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

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Operations.
-----------------------------------------------------------------------------

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

ITEM 8. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                                                                            PAGE
                                                                            ----

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements:

ALLIS CHALMERS CORPORATION

Report of Independent Registered Public Accounting Firm                      F-3

Restated Consolidated Balance Sheets as of December 31, 2003 and 2002        F-4

Restated Consolidated Statements of Operations for the Years Ended
     December 31, 2003, December 31, 2002 and December 31, 2001              F-5

Restated Consolidated Statement of Stockholders' Equity for the Years Ended
     December 31, 2003, December 31, 2002 and December 31, 2001              F-6

Restated Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, December 31, 2002 and December 31, 2001              F-7

Notes to Restated Consolidated Financial Statements                          F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Allis-Chalmers Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Corporation. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Corporation. as of December 31, 2003 and 2002, and the results of consolidated operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company restated the consolidated financial statements as of and for the year ended December 31, 2003.

                                               /S/ GORDON, HUGHES & BANKS, LLP
                                               -------------------------------

March 3, 2004, except to Note 2,
which date is February 10, 2005,
and Note 20, which date is April 2, 2004
Greenwood Village, Colorado

ALLIS-CHALMERS CORPORATION.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                              SEE EXPLANATORY NOTE

                                                           DECEMBER 31,
                                                        2003         2002
                                                      ---------   ---------
                                                      (Restated)
ASSETS

Cash and cash equivalents                             $  1,299    $    146
Trade receivables, net of allowance for
  doubtful accounts of $168 and $32 at
  December 31, 2003 and 2002, respectively               8,823       4,409
Lease Deposit                                               --         525
Lease receivable, current (Note 14)                        180         180
Prepaid expenses and other                                 887         317
                                                      ---------   ---------

     Total current assets                               11,189       5,577

Property and equipment, net of accumulated
  depreciation of $2,586 and $2,340 at December
  31, 2003 and 2002, respectively                       31,128      17,124
Goodwill                                                 7,661       7,661
Other intangible assets, net of accumulated
  amortization of $1,254, and $726 at December
  31, 2003 and 2002, respectively                        2,290       2,818
Debt issuance costs, net of accumulated

  amortization of $462, and $331 at December
  31, 2003 and 2002, respectively                          567         515
Lease receivable, less current portion (Note 14)           787       1,042
Other Assets                                                40          41
                                                      ---------   ---------

      Total Assets                                    $ 53,662    $ 34,778
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt (Note 9)         $  3,992    $ 13,890
Trade accounts payable                                   3,133       2,106
Accrued salaries, benefits and payroll taxes               591         280
Accrued interest                                           152         811
Accrued expenses                                         1,761       1,506
Accounts payable, related parties (Note 15)                787          --
                                                      ---------   ---------

Total current liabilities                               10,416      18,593

Accrued postretirement benefit obligations (Note 4)        545         670
Long-term debt, net of current maturities (Note 9)      28,241       7,331
Other long-term liabilities                                270         270
Redeemable warrants (Notes 9 and 13)                     1,500       1,500
Redeemable convertible preferred stock, $0.01 par
  value (4,200,000 shares authorized; 3,500,000
  issued and outstanding at December 31, 2003)
  ($1 redemption value) including accrued
  dividends (Note 11)                                    4,171       3,821
                                                      ---------   ---------
Total liabilities                                       45,143      32,185

Commitments and Contingencies (Note 10 and Note 21)

Minority interests                                       3,978       1,584

COMMON STOCKHOLDERS' EQUITY (NOTE 11)

Common stock, $0.01 par value (10,000,000 shares
  authorized; 19,633,340 issue and outstanding)          2,945       2,945
Capital in excess of par value                           7,842       7,237
Accumulated (deficit)                                   (6,246)     (9,173)
                                                      ---------   ---------

      Total stockholders' equity                         4,541       1,009
                                                      ---------   ---------

      Total liabilities and stockholders' equity      $ 53,662    $ 34,778
                                                      =========   =========

    The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS                        YEARS ENDED DECEMBER 31.
(in thousands, except per share amounts)                  2003         2002        2001
                                                        ---------   ---------   ---------
                                                        (Restated)

Revenues                                                $ 32,724    $ 17,990    $  4,796
Cost of revenues                                          24,029      14,640       3,331
                                                        ---------   ---------   ---------
Gross margin                                               8,695       3,350       1,465

General and administrative expense                         6,169       3,792       2,898
Personnel restructuring costs                                 --         495          --
Abandoned acquisition/private placement costs                 --         233          --
                                                        ---------   ---------   ---------
Total operating expenses                                   6,169       4,520       2,898
                                                        ---------   ---------   ---------
Income/ (loss) from operations                             2,526      (1,170)     (1,433)

Other income (expense) :
Interest income                                                3          49          41
Interest expense                                          (2,467)     (2,256)       (869)
Minority interests in income of subsidiaries                (343)       (189)         --
Factoring costs on note receivable                            --        (191)         --
Settlement on lawsuit                                      1,034          --          --
Gain on sale of interest in AirComp                        2,433          --          --
Other                                                        111          58         (12)
                                                        ---------   ---------   ---------
Total other income (expense)                                 771      (2,529)       (840)
                                                        ---------   ---------   ---------
Net income/ (loss) before income taxes                     3,297      (3,699)     (2,273)
Provision for foreign income tax                            (370)       (270)          --
                                                        ---------   ---------   ---------
Net income/ (loss) from continuing operations              2,927      (3,969)     (2,273)

(Loss) from discontinued operations                           --          --        (291)
(Loss) from sale of discontinued operations                   --          --      (2,013)
                                                        ---------   ---------   ---------
Net (loss) from discontinued operations                       --          --      (2,304)
                                                        ---------   ---------   ---------
Net income/ (loss)                                         2,927      (3,969)     (4,577)
Preferred stock dividend                                    (656)       (321)         --
                                                        ---------   ---------   ---------
Net income/ (loss) attributed to common stockholders    $  2,271   $  (4,290)   $ (4,577)
                                                        =========   =========   =========

Income/ (loss) per common share - basic
                             Continued operations       $   0.12   $   (0.23)   $  (0.57)
                             Discontinued operations          --          --       (0.58)
                                                        ---------   ---------   ---------
                                                        $   0.12   $   (0.23)   $  (1.15)
                                                        =========   =========   =========

Income/ (loss) per common share - diluted
                             Continued operations       $   0.08   $   (0.23)   $  (0.57)
                             Discontinued operations          --          --       (0.58)
                                                        ---------   ---------   ---------
                                                        $   0.08   $   (0.23)   $  (1.15)
                                                        =========   =========   =========

Weighted average number of common shares outstanding:
                              Basic                       19,633      18,831       3,952
                                                        =========   =========   =========
                              Diluted                     28,805      18,831       3,952
                                                        =========   =========   =========

         The accompanying Notes are an integral part of the Financial
Statements.


ALLIS-CHALMERS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)

                                               PREFERRED STOCK             COMMON STOCK        CAPITAL IN
                                           ------------------------  ------------------------   EXCESS OF   ACCUMULATED
                                             SHARES       AMOUNT       SHARES       AMOUNT      PAR VALUE    (DEFICIT)      TOTAL
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2000                         -            -      400,000           60        2,915         (627)       2,348

Issuance of common stock in
connection with Recapitalization                    -            -   11,188,128        1,678        1,101            -        2,779

Issuance of stock options for
services                                            -            -            -            -          500            -          500

Issuance of stock purchase warrants
for services                                        -            -            -            -          200            -          200

Net (loss)                                          -            -            -            -            -       (4,577)      (4,577)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2001                         -            -   11,588,128        1,738        4,716       (5,204)       1,250

Issuance of common stock in
connection with the purchase of Jens'               -            -    1,397,849          210          420            -          630

Issuance of stock purchase warrants
in connection with the purchase of
Jens'                                               -            -            -            -           47            -           47

Issuance of preferred and common
stock in connection with the
purchase of Strata                          3,500,000        3,500    6,559,863          984        1,968            -        2,952

Issuance of stock purchase warrants
in connection with the purchase of
Strata                                              -            -            -            -          267            -          267

Issuance of common stock in
connection with the purchase of
Strata                                              -            -       87,500           13          140            -          153

Accrual of preferred dividends                      -          321            -            -         (321)           -         (321)

Net (Loss)                                          -            -            -            -            -       (3,969)      (3,969)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2002                 3,500,000   $    3,821   19,633,340   $    2,945   $    7,237   $   (9,173)  $    1,009

Effect of Consolidation of AirComp                                                                    955                       955

Accrual of preferred dividends                      -          350            -            -         (350)           -         (350)

Net Income                                          -            -            -            -            -        2,927        2,927
(Restated)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, December 31, 2003                3,500,000   $    4,171   19,633,340   $     2,945  $     7,842   $   (6,246)  $    4,541
(Restated)                                 ===========  ===========  ===========  ===========  ===========  ===========  ===========

                              The accompanying Notes are an integral part of the Financial Statements.

                                                     F-6

ALLIS-CHALMERS CORPORATION.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                             YEARS ENDED DECEMBER 31,
                                                          2003        2002        2001
                                                       ---------   ---------   ---------
                                                       (Restated)
Cash flows from operating activities:
Net income / (loss)                                    $  2,927    $ (3,969)   $ (4,577)
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
Depreciation expense                                      2,052       1,837         621
Amortization expense                                        884         744         482
Issuance of stock options for services                       --          --         500
Amortization of discount on debt                            516         475         183
(Gain) on change in PBO liability                          (125)         --          --
(Gain) on settlement of lawsuit                          (1,034)         --          --
(Gain) on sale of interest in AirComp                    (2,433)         --          --
Minority interest in income of subsidiaries                 343         189          --
Loss on sale of property                                     82         119          --
Changes in working capital:
Decrease (increase) in accounts receivable               (4,414)       (713)       (511)
Decrease (increase) in due from related party                --          61          43
Decrease (increase) in other current assets              (1,260)      1,644        (139)
Decrease (increase) in other assets                           1         902          --
Decrease (increase) in lease deposit                        525         176          --
(Decrease) increase in accounts payable                   2,251       1,316         238
(Decrease) increase in accrued interest                    (126)        651         176
(Decrease) increase in accrued expenses                     397        (339)        156
(Decrease) increase in other long-term liabilities           --        (123)         --
(Decrease) increase in accrued employee benefits
  and payroll taxes                                       1,293        (788)        463
Discontinued operations
     Loss on sale of HDS operations                          --          --       2,013
     Operating cash provided                                 --          --         381
     Depreciation and amortization                           --          --         124
                                                       ---------   ---------   ---------
Net cash provided by operating activities                 1,879       2,182         153

Cash flows from investing activities:
Recapitalization, net of cash received                       --          --         (88)
Business acquisition costs                                   --          --        (141)
Acquisition of MADSCO assets, net of cash acquired           --          --      (9,534)
Acquisition of Jens', net of cash acquired                   --      (8,120)         --
Acquisition of Strata, net of cash acquired                  --        (179)         --
Purchase of equipment                                    (5,354)       (518)       (402)
Proceeds from sale-leaseback of equipment,
  net of lease deposit                                       --          --       2,803
Proceeds from sale of equipment                             843         367          45
                                                       ---------   ---------   ---------
Net cash (used) by investing activities                  (4,511)     (8,450)     (7,317)

Cash flows from financing activities:
Proceeds from issuance of long-term debt                 14,127       9,683       5,832
Payments on long-term debt                              (10,826)     (4,079)       (489)
Payments on related party debt                             (246)         --          --
Proceeds from issuance of common stock, net                  --          --       1,838
Borrowings on lines of credit                            30,537       7,050         375
Payments on lines of credit                             (29,399)     (5,804)         --
Debt issuance costs                                        (408)       (588)       (244)
                                                       ---------   ---------   ---------
Net cash provided (used) by financing activities          3,785       6,262       7,312
                                                       ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents      1,153          (6)        148

Cash and cash equivalents:
Beginning of year                                           146         152           4
                                                       ---------   ---------   ---------
End of year                                            $  1,299    $    146    $    152
                                                       =========   =========   =========
Supplemental information:

Interest paid                                          $  2,341    $  1,082    $    802
                                                       =========   =========   =========

    The accompanying Notes are an integral part of the Financial Statements.

                                       F-7

                           ALLIS-CHALMERS CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                               (RESTATED)
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER APRIL 14, 2004. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE DATE OF THE ORIGINAL FILING.

EXPLANATORY NOTE

This Amendment No. 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "Original Filing"), includes restatements related to our unaudited consolidated financial statements for the period ended December 31, 2003. The restatement is discussed in Note 2.

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

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers Corporation. ("Allis-Chalmers" or the "Company"). In the merger, all of OilQuip's outstanding common stock was converted into 10,000,000 shares of Allis-Chalmers' common stock.

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The financial statements prior to the merger are the financial statements of OilQuip. As a result of the merger, the fixed assets and other intangibles of Allis-Chalmers were increased by $2,691,000.

On November 30, 2001, the Company entered into an agreement to sell its wholly-owned subsidiary, Houston Dynamic Service, Inc. ("HDS"), to the general manager of HDS in a management buy-out. The sale of HDS was finalized on December 12, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations segment related to precision machining of rotating equipment, which was the principal HDS business.

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

In July 2003, through the subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). Both Companies contributed assets with a combined value of approximately $16.6 million to AirComp. The assets contributed by Mountain Air were recorded at Mountain Air's historical cost of $6.3 million, and the assets contributed by M-I was recorded at a fair market value of $10.3 million. The Company owns 55% and M-I owns 45% of AirComp. Because the Company controls AirComp, the Company has consolidated the joint venture's financial position and operations into those of the Company.

VULNERABILITIES AND CONCENTRATIONS

The Company provides oilfield services in several regions, including the states of California, Texas, Utah, Louisiana and New Mexico, the Gulf of Mexico and southern portions of Mexico. The nature of the Company's operations and the many regions in which it operates subject it to changing economic, regulatory and political conditions. The Company believes it is vulnerable to the risk of near-term and long-term severe changes in the demand for and prices of oil and natural gas.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries and venture, AirComp. The Company's subsidiaries are Mountain Air, Jens', and Strata. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company provides rental equipment and drilling services to its customers at per day and per job contractual rates and recognizes the drilling related revenue as the work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company sells its services to oil and natural gas drilling companies. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances. The Company records an allowance for doubtful accounts based on specifically identified amounts that are uncollectible. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in any one of these customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2003 and 2002, the Company had recorded an allowance for doubtful accounts of $168,000 and $32,000, respectively. Bad debt expense was $136,000, $32,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are charged to operations when incurred. Maintenance and repairs expense was $568,996, $631,939, and $126,436 for the years ended December 31, 2003, 2002 and 2001, respectively. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period and the cost exceeds a minimum amount of $1,000. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to fifteen years. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation expense charged to operations was $2,052,000 for the year ended December 31, 2003, $1,837,000 for the year ended December 31, 2002, and $621,000 for the year ended December 31, 2001.

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

The Company performs impairment tests on the carrying value of its goodwill of each reporting unit on an annual basis as of June 30th and December 31st for the Mountain Air and Strata operating subsidiaries, respectively. As of December 31, 2003 and 2002, no evidence of impairment exists.

In 2001, goodwill associated with subsidiaries was amortized using the straight-line method over its expected useful life of 20 years. For the period ended December 31, 2001, the Company recorded $403,000 of amortization expense related to its goodwill. Amortization ceased after 2001 in accordance with SFAS No. 142.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment and other intangible assets, and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

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

The Company sells its services to major and independent domestic and international oil and gas companies. See Note 18 for further information on major customers. The Company performs ongoing credit valuations of its customers and provides allowance for probable credit losses where necessary.

Two customers comprised 25% of the Company's domestic revenues for the year ended December 31, 2003 as compared to approximately 21% of the Company's domestic revenues for the year ended December 31, 2002.

Customer                                2003     % of total  2002     % of total
                                        Revenue  revenue     Revenue  revenue
--------------------------------------- -------  ----------  -------  ----------
El Paso Production Oil and Gas           $4,529    13.8       $1,831    10.2
--------------------------------------- -------  ----------  -------  ----------
Burlington Reserve Oil & Gas Co., L.P    $3,646    11.1       $1,828    11.1
--------------------------------------- -------  ----------  -------  ----------

One customer comprised 100% of the Company's international revenues for the years ended December 31, 2003 and 2002, respectively.

Customer                                2003     % of total  2002     % of total
                                        Revenue  revenue     Revenue  revenue
--------------------------------------- -------  ----------  -------  ----------
Materiales Y Equipo Petroleos            $3,329    10.1       $2,699    15.0
--------------------------------------- -------  ----------  -------  ----------

Two customers comprised 21% of the Company's domestic revenues for the year ended December 31, 2002 as compared to approximately 79% of the Company's domestic revenues for the year ended December 31, 2001.

Customer                                2002     % of total  2001     % of total
                                        Revenue  revenue     Revenue  revenue
--------------------------------------- -------  ----------  -------  ----------
El Paso Production Oil and Gas           $1,831    10.2       $  -        -
--------------------------------------- -------  ----------  -------  ----------
Burlington Reserve Oil & Gas Co., L.P    $1,828    11.1       $3,311    64.7%
--------------------------------------- -------  ----------  -------  ----------
Devon Energy Production Company              --     --        $  730    14.2%
--------------------------------------- -------  ----------  -------  ----------

One customer comprised 100% of the Company's international revenues for the year ended December 31, 2002 and we had no international sales year ended December 31, 2001.

Customer                                2002     % of total  2001     % of total
                                        Revenue  revenue     Revenue  revenue
--------------------------------------- -------  ----------  -------  ----------
Materiales Y Equipo Petroleos            $2,699    15.0       $  -        -
--------------------------------------- -------  ----------  -------  ----------

DEBT ISSUANCE COSTS

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the maturity periods of the related debt. The maturity periods range from 2 to 5 years.

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2003, 2002, and 2001 totaled $41,000, $96,500 and $31,400, respectively.

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

COMPREHENSIVE INCOME

SFAS No. 130, REPORTING COMPREHENSIVE INCOME requires the presentation and disclosure of all changes in equity from non-owner sources as "Comprehensive Income". The Company had no items of comprehensive income in the reported periods.

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

                                              FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                              (in thousands, except per share
                                             2003          2002           2001
                                           --------      --------       --------
                                           (Restated)

Net income/ (loss):        As reported     $  2,271      $(3,969)       $(4,577)
                           Pro forma           (117)      (3,969)        (4,577)
                                           ========      ========       ========

Net (loss) per share:
        Basic              As reported     $  0.12       $ (0.21)       $ (1.16)
                           Pro forma         (0.01)        (0.21)         (1.16)
                                           ========      ========       ========

         Diluted           As reported     $  0.08       $ (0.21)       $ (1.16)
                           Pro forma         (0.01)        (0.21)         (1.16)
                                           ========      ========       ========

There were options granted in 2003 and 2001. See Note 12 for further disclosures regarding stock options.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 2003         2002         2001
                                                 ----         ----         ----

Expected dividend yield                              0          --          --
Expected price volatility                      265.08%          --        100%
Risk-free interest rate                          6.25%          --        5.0%
Expected life of options                       7 years          --     4 years

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company discloses the results of its segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At December 31, 2003 and 2002, the Company operates in three segments organized by service line: casing services, directional drilling services and compressed air drilling services. At December 31, 2001, the Company operated in only one segment. Please see Note 18 for further disclosure in accordance with SFAS No. 131.

PENSION AND OTHER POST RETIREMENT BENEFITS

SFAS No. 132, EMPLOYER'S DISCLOSURES ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS ("SFAS No. 132"), requires certain disclosures about employers' pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. Please see Note 4 for further disclosure in accordance with SFAS No. 132.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Currently, the Company has no derivative instruments.

INCOME (LOSS) PER COMMON SHARE

The Company computes income (loss) per common share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Preferred dividends are deducted from net income (loss) and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share. As a result of the Company's net loss for the years ended December 31, 2002 and 2001, common stock equivalents have been excluded because their effect would be anti-dilutive.

The components of basic and diluted earnings per share are as follows:

Year Ended December 31,2003,                                             2003
                                                                      (Restated)
                                                             (In thousands, except earnings
                                                                      per share)

Net income available for common stockholders (A)                       $  2,271

Weighted average outstanding shares of common stock (B)                  19,633

Dilutive effect of assumed conversion of preferred shares
and employee stock options and awards                                     9,172
                                                                       --------
Common stock and common stock equivalents (C)                            28,805

Earnings per share:
Basic (A/B)                                                            $   0.12
                                                                       =========

Diluted (A/C)                                                          $   0.08
                                                                       =========

NEW ACCOUNTING PRONOUNCEMENTS

In September 2003, the FASB approved SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The effect on the Company's financial position include the fact that beginning on July 1, 2003, redeemable warrants will be classified as liabilities and not shown in the mezzanine equity section of the balance sheet. The adoption of SFAS No. 150 could also affect the Company's debt covenant calculations for purposes of its bank loans. As of, December 31, 2003, the Company was in default of certain covenants at Jens' and Strata and has obtained waivers for these covenant defaults from its lender.

NOTE 2 - RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005, determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and accounting for the sale of an interest in a subsidiary in accordance with SAB No. 51. Consequently, we have restated our financial statements for the year ended December 31, 2003 to reflect the following adjustments:

INCREASE IN BOOK VALUE OF FIXED ASSETS. Under joint venture accounting, we originally recorded the value of the assets contributed by M-I to AirComp at M-I's historical cost of $6,932,000. Under purchase accounting, we increased the recorded value of the assets contributed by M-I by approximately $3,337,000 to $10,269,000 to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, we established negative goodwill which reduced fixed assets in the amount of $1,550,000. Under purchase accounting, we increased fixed assets by $1,550,000 to reverse the negative goodwill previously recorded. Therefore, fixed assets have been increased by a total of $4,887,000.

INCREASE IN MINORITY INTEREST AND PAID IN CAPITAL. Under purchase accounting, minority interest and paid in capital were increased by $1,499,000 and $955,000, respectively.

RECOGNITION OF NON-OPERATING GAIN. Under joint venture accounting, no gain or loss was recognized in connection with the formation of AirComp. Under purchase accounting, we recorded a $2,433,000 non-operating gain in the third quarter of 2003.

REDUCTION IN NET INCOME. As a result of the increase in fixed assets, during the year ended December 31, 2003 depreciation expense increased by $98,000 and minority interest expense decreased by $44,000, resulting in reduction in net income attributable to common stockholders of $54,000. As a result of recording the above non-operating gain and recording the reduction in income, net income attributed to common stockholders increased by $2,379,000.

A restated consolidated balance sheet at December 31, 2003, a restated consolidated of operations and a restated consolidated statement of cash flows for the year ended December 31, 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                                 At December 31, 2003
                                                                 --------------------
                                                           As          Restatement
                                                        Reported       Adjustments    As Restated
                                                        --------       -----------    -----------
ASSETS

Cash and cash equivalents                               $  1,299                      $  1,299
Trade receivables, net of allowance for
doubtful accounts                                          8,823                         8,823
Lease Receivable, current                                    180                           180
Prepaid expenses and other                                   887                           887
                                                        ---------                     ---------
Total current assets                                      11,189                        11,189

Property and equipment, net of accumulated
depreciation                                              26,339           4,789        31,128
Goodwill                                                   7,661                         7,661
Other intangible assets, net of accumulated
amortization                                               2,290                         2,290
Debt issuance costs, net of accumulated
amortization                                                 567                           567
Lease receivable, less current portion                       787                           787
Other Assets                                                  40                            40
                                                        ---------        --------     ---------
Total Assets                                            $ 48,873         $ 4,789      $ 53,662
                                                        =========        ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                     $ 3,992                      $  3,992
Trade accounts payable                                     3,133                         3,133

Accrued salaries, benefits and payroll taxes                 591                           591
Accrued interest                                             152                           152
Accrued expenses                                           1,761                         1,761
Accounts payable, related parties                            787                           787
                                                        ---------                     ---------
Total current liabilities                                 10,416                        10,416

Accrued postretirement benefit obligations                   545                           545
Long-term debt, net of current maturities                 28,241                        28,241
Other long-term liabilities                                  270                           270
Redeemable warrants                                        1,500                         1,500
Redeemable convertible preferred stock
including accrued dividends                                4,171                         4,171
                                                        ---------                     ---------
Total liabilities                                         45,143                        45,143

Commitments and Contingencies

Minority interests                                         2,523           1,455         3,978

COMMON STOCKHOLDERS' EQUITY

Common stock                                               2,945                        2,945
Capital in excess of par value                             6,887             955        7,842
Accumulated (deficit)                                     (8,625)          2,379       (6,246)
                                                        ---------        --------     ---------

Total stockholders' equity                                 1,207           3,334         4,541
                                                        ---------        --------     ---------

Total liabilities and stockholders' equity              $ 48,873         $ 4,789      $ 53,662
                                                        =========        ========     =========

                                                                     Year Ended December 31, 2003
                                                                     ----------------------------
                                                                   As         Restatement        As
                                                                Reported      Adjustments     Restated
                                                                --------      -----------     --------
Revenues                                                        $ 32,724                      $ 32,724
Cost of revenues                                                  23,931             98         24,029
                                                                ---------      ---------      ---------

Gross margin                                                       8,793            (98)         8,695

General and administrative expense                                 6,169             --          6,169
                                                                ---------      ---------      ---------

Income/ (loss) from operations                                     2,624            (98)         2,526

Other income (expense):
Interest income                                                        3             --              3
Interest expense                                                  (2,467)            --         (2,467)
Minority interests in income of subsidiaries                        (387)            44           (343)
Settlement on lawsuit                                              1,034             --          1,034
Gain on sale of stock in a subsidiary                                 --          2,433          2,433
Other                                                                111             --            111
                                                                ---------      ---------      ---------

Total other income (expense)                                      (1,706)         2,477            771
                                                                ---------      ---------      ---------

Net income/ (loss) before income taxes                               918          2,379          3,297

Provision for foreign income tax                                    (370)            --           (370)
                                                                ---------      ---------      ---------

Net income/ (loss)                                                   548          2,379          2,927

Preferred stock dividend                                            (656)            --           (656)
                                                                ---------      ---------      ---------

Net income attributed to common stockholders                    $   (108)      $  2,379       $  2,271
                                                                =========      ========       =========

Income/ (loss) per common share - basic                         $  (0.01)                     $   0.12
                                                                =========                     =========

Income/ (loss) per common share - diluted                       $  (0.01)                    $   0.08
                                                                =========                     =========

Weighted average number of common shares outstanding:
        Basic                                                      19,633                          19,633
                                                                =========                      =========
        Diluted                                                    19,633                          28,805
                                                                =========                      =========

                                                                   Year Ended December 31, 2003
                                                                   ----------------------------
                                                                 As       Restatement
                                                              Reported     Adjustment     As Restated
                                                              --------     ----------     -----------
Cash flows from operating activities:
Net income/ (loss)                                           $    548       $  2,379      $   2,927
Adjustments to reconcile net income/ (loss) to net cash
provided by operating activities:
Depreciation expense                                            1,954             98          2,052
Amortization expense                                              884             --            884
Issuance of stock options for services                             --             --             --
Amortization of discount on debt                                  516             --            516
(Gain) / loss on change PBO liability                            (125)            --           (125)
(Gain) / loss on settlement of lawsuit                         (1,034)            --         (1,034)
(Gain) / loss on sale of interest in AirComp                       --         (2,433)        (2,433)
Minority interest in income of subsidiaries                       387            (44)           343
Loss on sale of property                                           82             --             82
Changes in working capital:
Decrease (increase) in accounts receivable                     (4,414)            --         (4,414)
Decrease (increase) in due from related party                      --             --             --
Decrease (increase) in other current assets                    (1,260)            --         (1,260)
Decrease (increase) in other assets                                 1             --              1
Decrease (increase) in lease deposit                              525             --            525
Increase (decrease) in accounts payable                         2,251             --          2,251
Increase (decrease) in accrued interest                          (126)            --           (126)
Increase (decrease) in accrued expenses                           397             --            397
Increase (decrease) in other long-term liabilities                 --             --             --
Increase (decrease) in accrued employee benefits and
payroll taxes                                                   1,293             --          1,293
                                                             ---------     ---------       ---------

Net cash provided by operating activities                       1,879             --          1,879
                                                             ---------     ---------       ---------

Cash flows from investing activities:
Recapitalization, net of cash received                             --                          --
Business acquisition costs                                         --                          --
Acquisition of MADSCO assets, net of cash acquired                 --                          --
Acquisition of Jens', net of cash acquired                         --                          --
Acquisition of Strata, net of cash acquired                        --                          --
Purchase of equipment                                          (5,354)                     (5,354)
Proceeds from sale-leaseback of equipment, net of lease
deposit                                                            --                          --
Proceeds from sale of equipment                                   843                         843
                                                             ---------                   ---------

Net cash (used) by investing activities                        (4,511)            --       (4,511)
                                                             ---------     ---------     ---------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                       14,127                      14,127
Payments on long-term debt                                    (10,826)                    (10,826)
Payments on related party debt                                   (246)                       (246)
Proceeds from issuance of common stock, net                        --                          --
Borrowing on lines of credit                                   30,537                      30,537
Pay,ents on lines of credit                                   (29,399)                    (29,399)
Debt issuance costs                                              (408)                       (408)
                                                             ---------                   ---------

Net cash provided (used) by financing activities                3,785                       3,785
                                                             ---------                    ---------

Net increase (decrease) in cash and cash equivalents            1,153                       1,153

Cash and cash equivalents:

Beginning of the year                                             146                         146
                                                             ---------                   ---------

End of the year                                              $  1,299                    $  1,299
                                                             =========                   =========

Supplemental information:

Interest paid                                                $  2,341             --     $  2,341
                                                             =========    ==========     =========

In addition, the accompanying 2003 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2003. As discussed in Note 8 to the accompanying financial statements, an adjustment was recorded in the fourth quarter of 2003 to reflect a change in estimate of the recoverability of foreign taxes paid in 2002 and 2003. The effect of the significant fourth quarter adjustment on the individual quarterly financial statements is as follows:

                                        Three Months     Three Months     Three Months
                                        Ended            Ended            Ended
                                        March 31, 2003   June 30, 2003    September 30, 2003
                                        --------------   -------------    ------------------
Net income (loss) attributed to
    common stockholders
Previously reported                     $   (183)        $  (330)         $  1,136
Adjustment - gain on sale of stock
in a subsidiary                               --              --             2,433
Adjustment - depreciation expense             --              --               (49)
Adjustment - minority interest expense        --              --                22
Adjustment - foreign tax expense            (158)            (92)              (93)
Restated                                    (341)           (422)            3,449

Net income (loss) per share, basic
    and diluted
Previously reported                     $  (0.01)        $ (0.02)         $   0.06
Total adjustments                          (0.01)          (0.01)             0.12
Restated                                   (0.02)          (0.03)             0.17

Certain amounts in the accompanying statement of operations for the year ended December 31, 2002 have been reclassified to conform to the restatement including the reclassification of the foreign income taxes from cost of goods sold to foreign tax expense.

NOTE 3 - EMERGENCE FROM CHAPTER 11

Allis-Chalmers Corporation. emerged from Chapter 11 proceedings on October 31, 1988 under a plan of reorganization, which was consummated on December 2, 1988. The Company was thereby discharged of all debts that arose before confirmation of its First Amended and Restated Joint Plan of Reorganization ("Plan of Reorganization"), and all of its capital stock was cancelled and made eligible for exchange for shares of common stock of the reorganized Company. On May 9, 2001, the reverse merger with OilQuip described in Note 1 constituted the event whereby the exchange of shares of common stock of the reorganized Company occurred.

NOTE 4 - PENSION AND POST RETIREMENT BENEFIT OBLIGATIONS

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

NOTE 5 - ACQUISITIONS

On February 6, 2001, Mountain Air acquired the business and certain assets of MADSCO, a private company, for $10,000,000 (including a $200,000 deposit paid in 2000) in cash and a $2,200,000 promissory note to the sellers (with interest at 5 3/4 percent and principal and interest due February 6, 2006). The acquisition was accounted for as a business combination using the purchase method of accounting. Goodwill of $3,661,000 and other identifiable intangible assets of $800,000 were recorded on consolidation.

On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers. In the Merger, all of OilQuip's outstanding common stock was converted initially into 400,000 shares of Allis-Chalmers' common stock plus 9,600,000 shares of Allis-Chalmers' common stock issued on October 15, 2001. The acquisition was accounted for using the purchase method of accounting as a reverse acquisition. Goodwill and other identifiable intangible assets of $1,009,000 were recorded on consolidation. Effective on the date of the merger, OilQuip retroactively became the reporting company. As a result, financial statements prior to the merger are those of OilQuip.

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

The acquisitions were accounted for using the purchase method of accounting. Goodwill of $4,168,000 and other identifiable intangible assets of $2,035,000 were recorded with consolidation of the acquisitions.

In July 2003, through the subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger limited), to form a Texas limited liability company named AirComp LLC ("AirComp").

Pursuant to the terms of the AirComp operating agreement, the Company contributed approximately $6.3 million in assets through its subsidiary Mountain Air in exchange for a 55% ownership in AirComp and M-I contributed assets which the Company recorded at fair market value of $10.3 million in exchange for a 45% ownership in AirComp. The assets contributed by Mountain Air were recorded at historical cost basis and the assets contributed by M-I were contributed at fair market value. As a result of the Company's controlling interest and operating control, the Company has consolidated AirComp in its financial statements. AirComp is in the compressed air drilling services industry

The following unaudited pro forma consolidated summary financial information illustrates the effects of the formation of AirComp on the Company's results of operations as of December 31, 2003 and the acquisitions of Jens' and Strata on the Company's results of operations for December 31, 2002, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented.

                             Year Ended December 31,
                                   (UNAUDITED)
                        (in thousands, except per share)
                                                     2003               2002
Revenues                                           $ 34,446          $ 19,142

Operating income (loss)                            $  3,008          $   (401)

Net income ( loss)                                 $    411          $ (4,431)

Net income (loss) per common share

       Basic                                       $   0.02          $  (0.23)
       Diluted                                     $   0.01          $  (0.23)

NOTE 6 - DISCONTINUED OPERATIONS

On December 12, 2001, the Company consummated the sale of its wholly-owned subsidiary, HDS, to the general manager of HDS (the "Buyer"), in a management buy-out with an effective date of November 30, 2001. Under the terms of the sale, the Company received a promissory note from the Buyer in the amount of $790,500 due on November 30, 2007, secured by certain HDS equipment. The note was to accrue interest at a rate of 7% through the payment date. On September 30, 2002, the Company received cash in the amount of $600,000 and recorded $191,000 in factoring costs related to the early termination of the promissory note from the buyer of HDS. A loss on the sale of approximately $2.0 million was recorded in the year ended December 31, 2001.

In conjunction with the sale of HDS, the Company formally discontinued the operations segment related to precision machining of rotating equipment in 2001. All assets involved in the discontinued operation were disposed of prior to December 31, 2001.

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
                                                                        ========

NOTE 7 - PROPERTY AND OTHER INTANGIBLES ASSETS

Property and equipment is comprised of the following at December 31:

                                                         Depreciation
                                                            Period           2003         2002
                                                                             ----         ----
                                                                          (Restated)
Land                                                                     $      27    $       25
Building and improvements                                 15 - 20 years        729           706
Machinery and equipment                                     3 -15 years     28,860        14,674
Tools, furniture, fixtures and leasehold improvements       3 - 7 years      4,098         4,059
                                                                         ----------   -----------

Total                                                                    $  33,714    $   19,464

Less: accumulated  depreciation                                             (2,586)       (2,340)
                                                                         ----------   -----------

Property and equipment, net                                              $  31,128    $   17,124
                                                                         ==========   ===========

Intangible assets are as follows at December 31:

                                                        Amortization
                                                           Period           2003          2002
                                                                            ----          ----

Intellectual Property                                          20 years  $   1,009    $    1,009
Non-compete agreements                                      3 - 5 years      1,535         1,535
Other intangible assets                                    3 - 10 years      1,000         1,000
                                                                         ----------   -----------

Total                                                                    $   3,544    $    3,544

Less: accumulated  amortization                                             (1,254)         (726)
                                                                         ----------   -----------

Intangibles assets, net                                                  $   2,290    $    2,818
                                                                         ==========   ===========


                                          2003                                2002
                           Gross   Accumulated   Current year   Gross   Accumulated   Current year
                           Value   amortization  amortization   value   amortization  amortization
                           ------  ------------  ------------   ------  ------------  ------------

Intellectual property     $1,009   $        183  $         46   $1,009  $        137  $          46

Non-compete agreements     1,535            731           347    1,535           384            324

Other intangible assets    1,000            340           135    1,000           205            132
                          ------   ------------  ------------   ------  ------------  -------------
Total                     $3,544   $      1,254  $        528   $3,544  $        726  $         502
                          ======   ============  ============   ======  ============  =============

Amortization of intangible assets at December 31, is as follows:


                                             INTANGIBLE AMORTIZATION BY PERIOD
                                             ---------------------------------
                                                     (in thousands)
                                                  Year ended December 31,
                                                                                     2008 and
                                         2004      2005        2006        2007     thereafter
                                     ----------  ----------  ----------  ----------  ----------
Intangible Assets Amortization

Intellectual property                $      50   $      50   $      50   $      50   $     625
Non-compete agreements                     286         250         247          21          --
Other intangible assets                    135         135          99          65         226
                                     ----------  ----------  ----------  ----------  ----------

Total Intangible Amortization        $     471   $     435   $     396   $     136   $     851
                                     ==========  ==========  ==========  ==========  ==========

                                      F-22

NOTE 8 - INCOME TAXES

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

Deferred income tax assets and the related allowance as of December 31, 2003 and 2002 are as follows:

                                                            2003          2002
                                                          ---------    ---------
Deferred non-current income tax assets:
Net future tax deductible items                           $    500     $    500
Net operating loss carry forwards                            2,975        2,033
A-C Reorganization Trust claims                             35,000       35,000
                                                          ---------    ---------

Total deferred non-current income tax assets                38,475       37,533

Valuation allowance                                        (38,475)     (37,533)
                                                          ---------    ---------

Net deferred non-current income taxes                     $     --     $     --
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

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense from continuing operations:

                                                             2003       2002       2001
                                                           ---------  ---------  -------

Income tax expense based on the U.S. statutory tax rate    $     --   $     --   $   --

Foreign income subject to foreign taxes a rate different
  than the U.S. statutory rate                              370,468    269,568       --
                                                           ---------  ---------  -------

Total                                                      $370,468   $269,568   $   --
                                                           =========  =========  =======

The Plan of Reorganization established the A-C Reorganization Trust to settle claims and to make distributions to creditors and certain stockholders. The Company transferred cash and certain other property to the A-C Reorganization Trust on December 2, 1988. Payments made by the Company to the A-C Reorganization Trust did not generate tax deductions for the Company upon the transfer but generate deductions for the Company as the A-C Reorganization Trust makes payments to holders of claims.

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

NOTE 9 - DEBT

Debt is as follows at:

                                                                Year Ended December 31,
                                                                    (in thousands)
                                                                    --------------
                                                                    2003      2002
                                                                  --------  --------
Debt of Mountain Air
Line of Credit with Wells Fargo                                   $    --   $   330
Note payable to Wells Fargo - Term Note                                --     2,392
Note payable to Wells Fargo - Subordinated Debt, net                   --     1,783
Note payable to Wells Fargo - Equipment Term Note                      --       160
Note payable to Wells Fargo - Equipment leasing                       247        --
Note payable to Seller of Mountain Air Drilling Service Company     1,511     2,200

Debt of Jens'
Line of Credit with Wells Fargo                                        26        67
Note payable to Wells Fargo - Term Note                             4,654     3,369
Note payable to Wells Fargo - Real Estate Note                        207       384
Subordinated Note payable to Seller of Jens'                        4,000     4,000
Note payable to Seller of Jens' for non-compete agreement             761     1,008
Note payable to Texas State Bank - Term Note                          354        --

Debt of Strata
Line of Credit with Wells Fargo                                     2,413     1,275
Note payable to Wells Fargo - Term Note                                --     1,041
Vendor financing                                                    2,383       455
Note payable to former stockholder                                     --        12

Debt of Allis-Chalmers
Notes payable to certain former Directors                             386       370
Note payable to Wells Fargo - Subordinated debt                     2,675     2,375

Debt of AirComp
Line of Credit with Wells Fargo                                       369        --
Note payable to Wells Fargo - Term Note                             7,429        --
Subordinated Note Payable to M-I L L C                              4,818        --
                                                                  --------  --------

Total Debt                                                        $32,233   $21,221

Less: short-term debt and current maturities                        3,992    13,890
                                                                  -------   -------
Long-term debt obligations                                        $28,241   $ 7,331
                                                                  ========  ========

The debt above is stated as of December 31, 2003 and 2002, net of the remaining put obligations totaling approximately $325,000 and $842,000, respectively that are disclosed further in "REDEEMABLE WARRANTS" below. As of December 31, 2003 and 2002, the gross debt is equal to approximately $32,558,000 and $22,063,000, respectively.

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

Maturities of debt obligations at December 31, 2003 are as follows:

                                                   Maturities of Debt
                                                   ------------------
                                                    (in thousands)
Year Ended:
December 31, 2004                                    $      3,992
December 31, 2005                                           9,465
December 31, 2006                                           7,973
December 31, 2007                                           5,950
December 31, 2008 and thereafter                            4,853
                                                     -------------

Total                                                $     32,233
                                                     =============

The debt agreements are as follows:

MOUNTAIN AIR

NOTES PAYABLE TO WELLS FARGO - EQUIPMENT LEASING - A term loan in the original amount of $267,000 at an interest rate of 5%, interest payable monthly, with monthly principal payments of $5,039 due on the last day of the month. The maturity date of the loan is June 30, 2008. The balance at December 31, 2003 was $247,000.

NOTE PAYABLE TO SELLER OF MOUNTAIN AIR DRILLING SERVICE COMPANY ("MADSCO") - A note to the sellers of MADSCO assets in the original amount of $2,200,000 at 5.75% simple interest was reduced to $1,469,151 as a result of the settlement of a legal action against the sellers. The principal and accrued interest is due on September 30, 2007 in the amount of $1,863,195. See Note 16 for information regarding the modification to the terms of this agreement. The balance at December 31, 2003 was $1,511,000.

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

NOTE PAYABLE TO WELLS FARGO CREDIT INC. - REAL ESTATE NOTE - A real estate loan in the amount of $532,000 at floating interest rate (6.0% at December 31, 2003) with monthly principal payments of $14,778 plus accrued interest. The principal will be due on January 31, 2005. The balance at December 31, 2003 was $207,000.

LINE OF CREDIT WITH WELLS FARGO CREDIT, INC. - At December 31, 2003, Jens' had a $1,000,000 line of credit at Wells Fargo Credit, Inc., of which $26,000 was outstanding at December 31, 2003. The committed line of credit is due on January 31, 2005 but in April 2003 was extended to January 31, 2006. Interest accrues at a floating rate plus 3% (7.0% at December 31, 2003) for the committed portion. Additionally, Jens' pays a 0.5% fee for the uncommitted portion.

SUBORDINATED NOTE PAYABLE TO SELLER OF JENS' - A subordinated seller's note in the original amount of $4,000,000 at 7.5% simple interest. At December 31, 2003, $533,000 of interest was accrued and was included in accounts payable, related parties. The principal and interest are due on January 31, 2006. The note is subordinated to the rights of the Company's bank lenders.

NOTE PAYABLE TO SELLER OF JENS' FOR NON-COMPETE AGREEMENT - In conjunction with the purchase of Jens' (Note 5), the Company agreed to cause Jens' to pay a total of $1,234,560 to the Seller of Jens' in exchange for a non-compete agreement signed simultaneously. Jens' is to make monthly payments of $20,576 through the period ended January 31, 2007. As of December 31, 2003 the balance was approximately $761,000, including $247,000 classified as short-term.

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

VENDOR FINANCING - In October 2003, Strata entered into a short-term vendor financing agreement in the original amount of $779,000 with a major supplier of drilling motors for the purchase of fifty (50) drilling motors. The agreement provides for repayment of all amounts due no later than October 31, 2004. Payment on the note is due monthly in the amount of $71,000 plus interest. The vendor financing incurs interest at a rate of 8.0%. As of December 31, 2003, the outstanding balance was approximately $637,000.

LINE OF CREDIT WITH WELLS FARGO CREDIT, INC. - At December 31, 2003, Strata has a $2,500,000 line of credit at Wells Fargo Credit, Inc., of which $2,413,000 was outstanding at December 31, 2003. The committed line of credit was due on January 31, 2005 but in April 2004 was extended to January 31, 2006. Interest accrues at a floating interest rate plus 3% (7.0% at December 31, 2003) for the committed portion. Additionally, Strata pays a 0.5% annual fee for the uncommitted portion.

ALLIS-CHALMERS

NOTES PAYABLE TO WELLS FARGO ENERGY CAPITAL, INC. - Subordinated Debt And Amortization Of Redeemable Warrant - Secured subordinated debt issued to partially finance the acquisitions of Jens' and Strata in the original amount of $3,000,000 at 12% interest payable monthly. Of this amount, $2,675,000 was outstanding on December 31, 2003. The principal was due on January 31, 2005 but in April 2004 was extended to February 1, 2006. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see Redeemable Warrants below and Note 13). The discount is amortizable over three years beginning February 6, 2002 as additional interest expense of which $300,000 was recognized for the year ended December 31, 2003. The debt is recorded at $2,675,000 at December 31, 2003, net of the unamortized portion of the put obligation.

NOTES PAYABLE TO CERTAIN FORMER DIRECTORS - The Allis-Chalmers Board established an arrangement by which to compensate former and continuing Board members who had served from 1989 to March 31, 1999. Pursuant to the arrangement in 1999, Allis-Chalmers issued promissory notes totaling $325,000 to current or former directors and officers. The notes bear interest at the rate of 5%, compounded quarterly, and are due March 28, 2005. At December 31, 2003, the notes were recorded at $386,000, including accrued interest.

REDEEMABLE WARRANTS - The Company issued redeemable warrants that are exercisable for up to 1,165,000 shares of the Company's common stock at an exercise price of $0.15 per share ("Warrants A and B") and non-redeemable warrants that are exercisable for a maximum of 335,000 shares of the Company's common stock at $1.00 per share ("Warrant C"). The warrants were issued in connection with the issuance of a subordinated debt instrument for Mountain Air in 2001, subsequently repaid in connection with the formation of AirComp in July 2003 and the related issuance of the $3 million subordinated debt discussed above (collectively, the "Subordinated Debt"). Warrants A and B are subject to cash redemption provisions ("puts") in the amount of $600,000 and $900,000, respectively, at the discretion of the warrant holders beginning at the earlier of the final maturity date of the Subordinated Debt or three years from the closing of the Subordinated Debt (January 31, 2005). Warrant C does not contain any such puts or provisions. In April 2004 the maturity date of the debt was extended to February 1, 2006. The Company has recorded a liability of $600,000 at Mountain Air and $900,000 at Allis-Chalmers for a total of $1,500,000 and is amortizing the effects of the puts to interest expense over the life of the Subordinated Debt.

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

NOTES PAYABLE TO WELLS FARGO - TERM NOTE - A term loan in the original amount of $8,000,000 at variable interest rates related to the Prime or LIBOR rates (4.09% at December 31, 2003), interest payable quarterly, with quarterly principal payments of $286,000 due on the last day of the quarter beginning in July 2003. The maturity date of the loan is June 27, 2007. The balance at December 31, 2003 was $7,429,000.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 2003, future minimum rental commitments for all operating leases are as follows:

                                                            Operating Leases
                                                            ----------------
                                                             (in thousands)
Year Ended:
December 31, 2004                                            $       318
December 31, 2005                                                    207
December 31, 2006                                                    116
December 31, 2007                                                    115
December 31, 2008 and thereafter                                      58
                                                             ------------

Total                                                        $       814
                                                             ============

NOTE 11 - STOCKHOLDERS' EQUITY

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

For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers. The business combination was accounted for as a purchase. As a result, $2,779,000, the value of the Allis-Chalmers common stock outstanding at the date of acquisition, was added to stockholders' equity, which reflects the recapitalization of Allis-Chalmers and the reorganization of the combined company.

On February 6, 2002, in connection with the acquisition of 81% of the outstanding stock of Jens' (Note 5), the Company issued 1,397,849 shares of common stock to the seller of Jens', an individual presently employed as the President of the Company. The business combination was accounted for as a purchase. As a result, $630,000, the fair value of the Company's common stock issued at the date of the acquisition, was added to stockholders' equity.

On February 6, 2002, in connection with the acquisition of 95% of the outstanding stock of Strata (Note 5), the Company issued 6,559,863 shares of common stock to the seller of Strata, Energy Spectrum. The business combination was accounted for as a purchase. As a result, $2,952,000, the fair value of the Company's common stock issued at the date of the acquisition, was added to stockholders' equity.

On May 31, 2002, the Company acquired the remaining 5% of the outstanding stock of Strata and issued 87,500 shares of common stock to the seller, Energy Spectrum. As a result, $153,000, the fair value of the Company's common stock issued at the date of the purchase, was added to stockholders' equity.

In connection with the Strata purchase, the Company authorized the creation of Preferred Stock. The Preferred Stock has cumulative dividends at ten percent per annum payable in additional shares of Preferred Stock or if elected and declared by the Company, in cash. Additionally, the Preferred Stock was convertible into common stock of the Company. The Preferred Stock is also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Preferred Stock was $1.00 per share plus accrued but unpaid dividends.

The Preferred Stock, including accrued dividends, was converted into 8,590,449 shares of common stock on April 2, 2004 (See, "Recent Developments").

For the year ended December 31, 2003, the Company has accrued $671,000 of dividends payable to the Preferred Stock holders. No dividends have been declared or paid to date.

In connection with the Strata Acquisition, the Company issued to Energy Spectrum a warrant to purchase 437,500 shares of the Company's common stock at an exercise price of $0.15 per share, and on February 19, 2003, the Company issued an additional warrant to purchase 875,000 shares of the Company's common stock at an exercise price of $0.75 per share. The warrant issued on February 19, 2003 was valued in accordance with the Black-Scholes valuation model at approximately $306,000. The fair value of this warrant issuance was recorded similar to a preferred share dividend.

In connection with the formation of AirComp in July 2003, the Company recorded $955,000, as the effect of the consolidation of the AirComp venture in which the Company realized a benefit by elimination of its negative investment in the cost basis of the venture. The business combination was accounted for as a purchase. As a result, the Company recognized the benefit of $955,000 as an increase in its stockholders equity rather than as period income.

NOTE 12 - STOCK OPTIONS

In 2000, in conjunction with the promissory notes issued to certain current and former Directors (Note 9), Allis-Chalmers' Board of Directors also granted stock options to these same individuals. Options to purchase 24,000 shares of common stock were granted with an exercise price of $2.75. These options vested immediately and may be exercised any time prior to March 28, 2010. As of December 31, 2003, none of the stock options were exercised. No compensation expense has been recorded for these options that were issued with an exercise price equal to the fair value of the common stock at the date of grant.

On May 31, 2001, the Board granted to Leonard Toboroff, a director of Allis-Chalmers, an option to purchase 500,000 shares of common stock at $0.50 per share, exercisable for 10 years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Company recorded compensation expense of $500,000 for the issuance of the option for the year ended December 31, 2001.

On December 16, 2003, the Board granted to the employees of the Company options to purchase 4,272,500 shares of common stock, and issued options to purchase 70,000 shares of common stock to non-employee directors and to Energy Spectrum Partners LP as compensation for services rendered by directors in 2002 and 2003. As further disclosed in Note 1, the Company accounts for its stock-based compensation using APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. These options are exercisable for 10 years from December 16, 2003 at $0.55 per share. As of December 31, 2003, none of the stock options were exercised.

A summary of the Company's stock option activity and related information is as follows:

                            December 31, 2003                December 31, 2002                December 31, 2001
                                        Weighted Avg.                  Weighted Avg.                      Weighted Avg.
                       Shares Under       Exercise     Shares Under      Exercise       Shares Under        Exercise
                          Option           Price          Option           Price           Option            Price
                      ---------------- -------------- --------------- ---------------- ----------------- --------------
Beginning balance              524,000        $  0.60         524,000         $   0.60             24,000  $       2.75
Granted                      4,342,500           0.55               -                -            500,000          0.50
Canceled                            -              -                -                -                 -              -
Exercised                           -              -                -                -                 -              -
                      ---------------- -------------- --------------- ---------------- ----------------- --------------

Ending balance               4,866,500        $  0.56         524,000         $   0.60           524,000   $      0.60
                      ================ ============== =============== ================ ================= ==============

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2003:

       Fair Value                              Weighted Average Remaining
       Exercise Price    Shares Under Option       Contractual Life         Weighted Average
       ----------------  --------------------  --------------------------  ------------------
       $0.50                        500,000          7.75 years                    $1.00
       $2.75                         24,000          6.25 years                    $1.97
       $0.55                      4,342,500         10.00 years                    $0.55
       -------                    ---------        ------------                   ------
       $ 0.56                     4,866,500          9.75 years                    $0.63
       =======                    =========        ============                   ======

There were no stock options issued to employees or directors in the year ended December 31, 2002.

NOTE 13 - STOCK PURCHASE WARRANTS

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

As more fully described in Note 9, Mountain Air and Allis-Chalmers issued two warrants ("Warrants A and B") for the purchase of 1,165,000 total shares of the Company's common stock at an exercise price of $0.15 per share and one warrant for the purchase of 335,000 shares of the Company's common stock at an exercise price of $1.00 per share ("Warrant C") in connection with their subordinated debt financing. The holders may redeem Warrants A and B for a total of $1,500,000 as of January 31, 2005. The fair value of Warrant C was established in accordance with the Black-Scholes valuation model and as a result, $47,000 was added to stockholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected lives of four years.

On February 6, 2002, in connection with the acquisition of substantially all of the outstanding stock of Strata (Note 5), the Company issued a warrant for the purchase of 437,500 shares of the Company's common stock at an exercise price of $0.15 per share over the term of four years. The fair value of the warrant was established in accordance with the Black-Scholes valuation model and as a result, $267,000 was added to stockholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected lives of four years.

In connection with the Strata Acquisition, on February 19, 2003, the Company issued Energy Spectrum an additional warrant to purchase 875,000 shares of the Company's common stock at an exercise price of $0.15 per share.

The Preferred Stock, including accrued dividends, was converted into 8,590,448 shares of common stock on April 2, 2004 (See, "Recent Developments")(unaudited).

NOTE 14 - LEASE RECEIVABLE

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

NOTE 15 - RELATED PARTY TRANSACTIONS

At December 31, 2003 and 2002, the Company owed the Chief Executive Officer of the Company $193,000 related to deferred compensation, and for advances totaling $49,000, respectively. Also, the Company owed a former Executive Vice President and stockholder of the Company advances totaling $70,000, and deferred compensation of $42,000.

During the years ended December 31, 2003 and 2002, the Company's Chief Executive Officer, Munawar H. Hidayatallah, and his wife guaranteed substantially all of the debt obligations of the Company and its subsidiaries. The Company agreed to pay the Chief Executive Officer an annual fee equal to 1/4 of 1% of the amount of debts of the Company and its subsidiaries guaranteed by Mr. Hidayatallah and his wife payable quarterly beginning on March 31, 2004.

The President of the Company is the former owner of Jens' and currently holds a 19% minority interest in Jens'. This same individual is the holder of a $4,000,000 subordinated note payable issued by Jens' and is also owed $533,000 in accrued interest and $761,000 related to the obligation of a non-compete agreement (Note 9).

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

As further explained in Note 9, former directors of the Company were provided with promissory notes in 2000 in lieu of compensation for past services provided. A total of $386,000 included in the long-term debt of the Company is due the former directors and current stockholders of the Company as of December 31, 2003.

At December 31, 2003, Mountain Air owes its other joint venture partner in AirComp, LLC, M-I Fluids, LLC a total of $73,000.

NOTE 16 - SETTLEMENT ON LAWSUIT

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

NOTE 17 - GAIN ON SALE OF INTEREST IN A SUBSIDIARY

In July 2003, through the subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I to form a Texas limited liability company named AirComp. AirComp is being operated in a manner similar to a joint-venture, however, the Company controls daily operating decisions and has a majority interest in the venture. Both companies contributed assets with a combined value of $16.6 million to AirComp. The contributed assets from Mountain Air were contributed at a historical book value of approximately $6,252,000 and the assets contributed by M-I were contributed at a fair market value of approximately $10,269,000. The value of $10,269,000 was arrived at by a third party evaluation of the business enterprise using the income approach based on the present value of the cash flows expected to be grated in the future by M-I assets being contributed immediately prior to the formation of AirComp. Prior to the formation of AirComp, the Company owned 100% of Mountain Air and after the formation of AirComp, the Company owns 55% and M-I owns 45% of the business combination. The business combination was accounted for as a purchase and recorded a one-time non-operating gain on the sale of the 45% interest in the subsidiary of approximately $2,433,000. The gain was calculated after recording the assets contributed by M-I of approximately $10,269,000 less the subordinated note issued to M-I in the amount of approximately 4,818,000, recording minority interest of approximately $2,049,000 and an increase in equity of $955,000 in accordance with Staff Accounting Bulletin No. 51 ("SAB 51"). The Company has not recorded any deferred income taxes because the increase in assets and gain is a permanent timing difference. The Company has adopted a policy that any gain or loss in the future incurred on the sale in the stock or an interest of a subsidiary would be recognized as such in the income statement.

NOTE 18 - SEGMENT INFORMATION

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
                                                         Year Ended December 31,
                                                           2003          2002
                                                         ---------     ---------
                                                         (Restated) (in
                                                             thousands)
REVENUES:
Casing services                                          $ 10,037      $  7,796
Directional drilling services                              16,008         6,529
Compressed air drilling services                            6,679         3,665
                                                         ---------     ---------
Total revenues                                           $ 32,724      $ 17,990
                                                         =========     =========
OPERATING INCOME (LOSS):
Casing services                                          $  3,628      $  2,495
Directional drilling services                               1,103          (576)
Compressed air drilling services                               17          (945)
General corporate                                          (2,222)       (2,144)
                                                         ---------     ---------

Total income/(loss) from operations                      $  2,526      $ (1,170)
                                                         =========     =========
DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                          $  1,413      $  1,265
Directional drilling services                                 275           295
Compressed air drilling services                            1,139           955
General corporate                                             109            65
                                                         ---------     ---------

Total depreciation and amortization expense              $  2,936      $  2,580
                                                         =========     =========
INTEREST EXPENSE:
Casing services                                          $  1,044      $    643
Directional drilling services                                 268           215
Compressed air drilling services                              839           761
General corporate                                             316           637
                                                         ---------     ---------

Total interest expense                                   $  2,467      $  2,256
                                                         =========     =========

CAPITAL EXPENDITURES
Casing services                                          $  2,176      $    137
Directional drilling services                               1,066            83
Compressed air drilling services                            2,093           288
General corporate                                              19            10
                                                         ---------     ---------
Total capital expenditures                               $  5,354      $    518
                                                         =========     =========
ASSETS:
Casing services                                          $ 18,191      $ 15,681
Directional drilling services                              11,529         8,888
Compressed air drilling services                           22,735         9,138
General corporate                                           1,207         1,071
                                                         ---------     ---------
Total assets                                             $ 53,662      $ 34,778
                                                         =========     =========
REVENUES
United States                                            $ 29,395      $ 15,291
Mexico                                                      3,329         2,699
                                                         ---------     ---------
TOTAL                                                    $ 32,724      $ 17,990
                                                         =========     =========

NOTE 19 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                December    December    December
                                                                31, 2003    31, 2002    31, 2001
                                                                ---------   ---------   ---------
                                                                (Restated)
                                                                       (in thousands)
Non-cash investing and financing transactions
  in connection with the acquisition of
  Mountain Air assets and merger of
  Allis-Chalmers and OilQuip:

Fair value of net assets acquired                               $     --    $     --    $ (7,183)
Goodwill and other intangibles                                        --          --      (2,732)
Notes payable to Seller of Mountain Air                               --          --       2,200
Fair value of common stock exchanged                            $     --    $     --    $ (2,799)
Fair value of net assets, net of cash received                        --          --         892
                                                                ---------   ---------   ---------
Net cash paid to acquire subsidiary and
  consummate merger                                             $     --    $     --    $ (9,622)
                                                                =========   =========   =========
Non-cash investing and financing transactions in connection with the acquisitions of Jens' and Strata:

Fair value of net assets acquired                               $     --    $(13,945)   $     --
Goodwill and other intangibles                                        --      (5,903)         --
Note payable to Seller of Jens' Oilfield Service                      --       4,000          --
Value of common stock issued                                          --       3,735          --
Issuance of preferred stock                                           --       3,500          --
Fair value of warrants issued                                         --         314          --
                                                                ---------   ---------   ---------
Net cash paid to acquire subsidiary                             $     --    $ (8,299)   $     --
                                                                =========   =========   =========
Other non-cash investing and financing transactions:

Sale of property & equipment in connection with
  the direct financing lease (Note 14)                          $     --    $  1,193    $     --
(Gain) on settlement of debt                                    $ (1,034)   $     --    $     --
Amortization of discount on debt                                $    442    $     --    $     --
Purchase of equipment financed through assumption of
  debt or accounts payable                                      $    906    $     --    $     --

Non-cash investing and financing transactions in connection with the formation of AirComp:

Other non-cash investing and financing transactions in connection with AirComp:
Issuance of debt to joint venture by M-I                        $ (4,818)   $     --    $     --
Contribution of property, plant and equipment by
  M-I to joint venture                                          $ 10,268    $     --    $     --
Increase in minority interest                                   $ (2,063)   $     --    $     --
(Gain) on sale of stock in a subsidiary                         $ (2,433)   $     --    $     --
Difference of Company's investment cost basis in AirComp
  and their share of underlying equity of net assets
  of AirComp                                                    $   (955)   $     --    $     --
                                                                ---------   ---------   ---------
Net cash paid in connection with the joint venture              $     --    $     --    $     --
                                                                =========   =========   =========

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                   ---------   ---------   ---------   ---------
                                                           (Restated) (Restated)
                                      (In thousands, except per share amounts)
YEAR 2003

Revenues                           $  6,999    $  7,340    $  8,089    $ 10,296

Operating income (loss)               1,023         910         475         118

Net income (loss)                        53        (335)      2,974         235
                                   ---------   ---------   ---------   ---------
Preferred stock dividend               (394)        (87)        (88)        (87)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (341)   $   (422)   $  2,886    $    148
                                   =========   =========   =========   =========
Income (loss) per common share
  Basic:                           $  (0.02)   $  (0.02)   $   0.15    $   0.01
                                   =========   =========   =========   =========
Income (loss) per common share
  Diluted:                         $  (0.02)   $  (0.02)   $   0.11    $   0.01
                                   =========   =========   =========   =========

YEAR 2002

Revenues                           $  3,253    $  4,238    $  4,775    $  5,724

Operating income (loss)                (133)       (729)       (540)        232

Net income (loss)                      (640)       (869)     (1,505)       (955)
                                   ---------   ---------   ---------   ---------
Preferred stock dividend                (58)        (87)        (87)        (89)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (698)   $   (956)   $ (1,592)   $ (1,044)
                                   =========   =========   =========   =========
Income (loss) per common share
  (Basic and diluted)              $  (0.04)   $  (0.05)   $  (0.08)   $  (0.06)
                                   =========   =========   =========   =========

NOTE 20 - LEGAL MATTERS

The Company is named from time to time in legal proceedings related to the Company's activities prior to its bankruptcy in 1988; however, the Company believes that it was discharged from liability for all such claims in the bankruptcy and believes the likelihood of a material loss relating to any such legal proceeding is remote.

The Company is involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, the Company believes that the likelihood of material loss relating to any such legal proceeding is remote.

NOTE 21 - SUBSEQUENT EVENTS


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

    o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividends, into 8,590,449 shares of common stock.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a). EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief accounting officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed

The Index to Financial Statements is included on page xv of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto. The exhibits listed on the Exhibit Index located at Page 51 of this Annual Report are filed as part of this Form 10K.

(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibits listed on the Exhibit Index located at Page 51-- of this Annual Report are filed as part of this Form 10K.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2005.





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

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer, President and Chief Accounting Officer pursuant to 18 U.S.C. (i)