Form 10-Q/A
period 2004-03-31
Allis Chalmers Energy Inc.
filed 2005-03-08
CIK 3982

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

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM                                                                        PAGE
----                                                                        ----

1.   Financial Statements

     Restated Consolidated Balance Sheets as of March 31, 2004 and
       December 31, 2003....................................................  4

     Restated Consolidated Statements of Operations for the three months
       Ended March 31, 2004 and 2003........................................  5

     Restated Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.......................................  6

     Notes to Restated Consolidated Financial Statements....................  7

2.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 17

4.   Controls and Procedures................................................ 22


                                     PART II

6.   Exhibits and Reports on Form 8-K....................................... 22

Signatures and Certifications............................................... 22

                                INTRODUCTORY NOTE

     Allis Chalmers Energy Inc. (formerly known as Allis-Chalmers Corporation) is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Original Filing"), which was originally filed on May 17, 2004 (the "Original Filing Date") to reflect the restatement of our financial results resulting from our determination to change the manner in which we accounted for the formation of our AirComp LLC subsidiary in July 2003. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements. The following items of the Original Filing are amended by this Amendment No. 1:


     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 4. CONTROLS AND  PROCEDURES

     PART II

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Unaffected items have not been repeated in this Amendment No. 1.

     PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE ONE-TO-FIVE REVERSE STOCK SPLIT OF OUR COMMON STOCK EFFECTED JUNE 10, 2004, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OR THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED AFTER THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE.

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ALLIS-CHALMERS CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                      (unaudited)(in thousands)
                                        See Explanatory Note

                                                                        March 31,     December 31,
                                                                          2004            2003
                                                                       ----------     ----------
                                                                              (Restated)
ASSETS

Cash and cash equivalents                                              $      491     $    1,299
Trade receivables, net                                                      8,347          8,823
Lease receivable, current                                                     180            180
Prepaids and other current assets                                             900            887
                                                                       ----------     ----------
   Total current assets                                                     9,918         11,189

Property and equipment, net                                                31,920         31,128
Goodwill                                                                    7,661          7,661
Other intangible assets, net                                                2,158          2,290
Debt issuance costs, net                                                      557            567
Lease receivable                                                              722            787
Other assets                                                                   79             40
                                                                       ----------     ----------
      Total assets                                                     $   53,015     $   53,662
                                                                       ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt                                   $    4,888     $    3,992
Trade accounts payable                                                      3,483          3,133
Accrued salaries, benefits and payroll taxes                                  885            591
Accrued interest                                                              241            152
Accrued expenses                                                            1,166          1,761
Accounts payable, related parties                                             467            787
                                                                       ----------     ----------
    Total current liabilities                                              11,130         10,416

Accrued postretirement benefit obligations                                    545            545
Long-term debt, net of current maturities                                  26,476         28,241
Other long-term liabilities                                                   129            270
Redeemable warrants                                                         1,500          1,500
Redeemable convertible preferred stock                                      4,259          4,171
                                                                       ----------     ----------
    Total liabilities                                                      44,039         45,143

Commitments and Contingencies (Note 9 and Note 19)

Minority interests                                                          4,051          3,978

COMMON SHAREHOLDERS' EQUITY
   Common stock, $.15 par value (110,000,000 shares authorized;
     19,633,340 issued and outstanding)                                     2,945          2,945
   Capital in excess of par value                                           7,842          7,842
   Accumulated (deficit)                                                   (5,862)        (6,246)
                                                                       ----------     ----------
    Total shareholders' equity                                              4,925          4,541
                                                                       ----------     ----------
    Total liabilities and shareholders' equity                         $   53,015     $   53,662
                                                                       ==========     ==========

             The accompanying Notes are an integral part of the Financial Statements.


                                                  4

                                ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited)(in thousands, except per share)

                                                                  Three Months Ended
                                                            March 31, 2004   March 31, 2003
                                                            --------------   --------------
                                                              (Restated)
Revenues                                                      $    9,661      $    6,999
Cost of revenues                                                   7,528           4,995
                                                              ----------      ----------
    Gross margin                                                   2,133           2,004

General and administrative expense                                 1,103             981
                                                              ----------      ----------
Income from operations                                             1,030           1,023

Other income (expense):
   Interest expense                                                 (569)           (637)
   Minority interests in income of subsidiaries                      (73)           (187)
   Other                                                             187              12
                                                              ----------      ----------
Total other income (expense)                                        (455)           (812)
                                                              ----------      ----------
Net income before income taxes                                       575             211

   Provision for foreign income tax                                 (103)           (158)
                                                              ----------      ----------
Net income                                                           472              53

         Preferred stock dividend                                    (88)           (394)
                                                              ----------      ----------
Net income/(loss) attributed to common shareholders           $      384      $     (341)
                                                              ==========      ==========

Income/(loss) per common share basic                          $     0.02      $    (0.02)
                                                              ==========      ==========

Income/(loss) per common share diluted                        $     0.01      $    (0.02)
                                                              ==========      ==========
Weighted average number of common shares outstanding:
                     Basic                                        19,633          19,633
                                                              ==========      ==========
                     Diluted                                      28,808          19,633
                                                              ==========      ==========

        The accompanying Notes are an integral part of the Financial Statements.


                                             5

                                ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)(In thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                        2004           2003
                                                                      ---------     ---------
                                                                     (Restated)
Cash flows from operating activities:
     Net income/(loss)                                                $     472     $      53
     Adjustments to reconcile net income/(loss) to net
           cash provided by operating activities:
     Depreciation expense                                                   619           464
     Amortization expense                                                   217           234
     Amortization of discount on debt                                        75           183
     Minority interest in income of subsidiaries                             73           187
     Changes in working capital:
          Decrease (increase) in accounts receivable                        476        (1,476)
          Decrease (increase) in other current assets                        13          (538)
          Decrease (increase) lease deposit                                   -           101
          (Decrease) increase in accounts payable                           350         1,580
          (Decrease) increase in accrued interest                            89           274
          (Decrease) increase in accrued expenses                          (595)         (203)
          (Decrease) increase in accrued salaries,
              benefits and payroll taxes                                    (26)           30
          (Decrease) increase in other long-term liabilities               (141)            -
                                                                      ---------     ---------
     Net cash provided by operating activities                            1,622           889

Cash flows from investing activities:
         Purchase of equipment                                           (1,411)         (196)
                                                                      ---------     ---------
     Net cash (used) by investing activities                             (1,411)         (196)

Cash flows from financing activities:
         Repayments on long-term debt                                      (944)         (582)
         Debt issuance costs                                                (75)            -
                                                                      ---------     ---------
    Net cash provided (used) by financing activities                     (1,019)         (582)
                                                                      ---------     ---------
    Net increase (decrease) in cash and cash equivalents                   (808)          111

Cash and cash equivalents at beginning of year                            1,299           146
                                                                      ---------     ---------
Cash and cash equivalents at end of period                            $     491     $     257
                                                                      =========     =========

Supplemental information - interest paid                              $     480     $     454
                                                                      =========     =========

           The accompanying Notes are an integral part of the Financial Statements.


                                             6

                           ALLIS-CHALMERS CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (UNAUDITED AND RESTATED)
            FOR THE INTERIM PERIODS ENDED MARCH 31, 2004 AND 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MAY 17, 2004. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE DATE OF THE ORIGINAL FILING.

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Original Filing"), includes restatements related to our unaudited consolidated financial statements for the period ended March 31, 2004. The restatement is discussed in Note 2.

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

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). We contributed substantially all of our compressed air drilling assets with an estimated net book value of approximately $6,300,000 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10,269,000 as determined by a third party appraisal. We own 55% and M-I L.L.C. owns 45% of AirComp. We consolidated AirComp into our financial statements since the quarter ended September 30, 2003.

UNAUDITED PERIODS

The financial information with respect to the three months ended March 31, 2004 and 2003 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries Mountain Air, Jens', Strata and AirComp.
All significant inter-company transactions have been eliminated.

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

NOTE 2 - RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and accounting for the sale of an interest in a subsidiary In accordance with SAB No. 51. Consequently, we have restated our financial statements for the quarter ended September 30, 2003, for the year ended December 31, 2003 and for the three quarters ended September 30, 2004, to reflect the following adjustments:

Increase In Book Value Of Fixed Assets. Under joint venture accounting, we originally recorded the value of the assets contributed by M-I to AirComp at M-I's historical cost of $6,932,000. Under purchase accounting, we increased the recorded value of the assets contributed by M-I by approximately $3,337,000 to $10,269,000 to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, we established negative goodwill which reduced fixed assets in the amount of $1,550,000. The negative goodwill was amortized by us over the lives of the related fixed assets. Under purchase accounting, we increased fixed assets by $1,550,000 to reverse the negative goodwill previously recorded and reversed amortization expenses recorded in 2004. Therefore, fixed assets were increased by a total of $4,887,000.

Increase In Net Income. As a result of the increase in fixed assets during the three months ended March 31, 2004, depreciation expense related to the fixed assets increased by $49,000, depreciation expense was increased by $90,000 as a result of the reversal of amortization of negative goodwill, and minority interest expense decreased by $22,000, resulting in reduction in net income attributable to common stockholders of $117,000.

A restated consolidated balance sheet at March 31, 2004, and a restated consolidated statement of operations and a restated consolidated statement of cash flows for the three months ended March 31, 2004, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                             At March 31, 2004
                                                             -----------------
                                                       As        Restatement       As
                                                    Reported     Adjustments   Restated
                                                    --------     -----------   --------
ASSETS

Cash and cash equivalents                           $     491                  $     491
Trade receivables, net of allowance for
doubtful accounts                                       8,347                      8,347
Lease Receivable, current                                 180                        180
Prepaid expenses and other                                900                        900
                                                    ---------                  ---------
Total current assets                                    9,918                      9,918

Property and equipment, net of accumulated
depreciation                                           27,270         4,650       31,920
Goodwill                                                7,661                      7,661
Other intangible assets, net of accumulated
amortization                                            2,158                      2,158
Debt issuance costs, net of accumulated
amortization                                              557                        557
Lease receivable, less current portion                    722                        722
Other Assets                                               79                         79
                                                    ---------     ---------    ---------
Total Assets                                        $  48,365     $   4,650    $  53,015
                                                    =========     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                $   4,888                  $   4,888
Trade accounts payable                                  3,483                      3,483

Accrued salaries, benefits and payroll taxes              885                        885
Accrued interest                                          241                        241
Accrued expenses                                        1,166                      1,166
Accounts payable, related parties                         467                        467
                                                    ---------                  ---------
Total current liabilities                              11,130                     11,130

Accrued postretirement benefit obligations                545                        545
Long-term debt, net of current maturities              26,476                     26,476
Other long-term liabilities                               129                        129
Redeemable warrants                                     1,500                      1,500
Redeemable convertible preferred stock
including accrued dividends                             4,259                      4,259
                                                    ---------                  ---------
Total liabilities                                      44,039                     44,039

Commitments and Contingencies

Minority interests                                      2,618         1,433        4,051

COMMON STOCKHOLDERS' EQUITY

Common stock                                            2,945                      2,945
Capital in excess of par value                          6,887           955        7,842
Accumulated (deficit)                                  (8,124)        2,262       (5,826)
                                                    ---------     ---------    ---------
Total stockholders' equity                              1,708         3,217        4,925
                                                    ---------     ---------    ---------
Total liabilities and stockholders' equity          $  48,365     $   4,650    $  53,015
                                                    =========     =========    =========

                                                         Three Months March 31, 2004
                                                         ---------------------------
                                                       As        Restatement        As
                                                    Reported     Adjustments     Restated
                                                    --------     -----------     --------
Revenues                                            $   9,661            --     $   9,661
Cost of revenues                                        7,389           139         7,528
                                                    ---------     ---------     ---------
Gross margin                                            2,272          (139)        2,133

General and administrative expense                      1,103            --         1,103
                                                    ---------     ---------     ---------
Income/ (loss) from operations                          1,169          (139)        1,030

Other income (expense):
Interest income                                            --            --            --
Interest expense                                         (569)           --          (569)
Minority interests in income of subsidiaries              (95)           22           (73)
Other                                                     187            --           187
                                                    ---------     ---------     ---------
Total other income (expense)                             (477)           22          (455)
                                                    ---------     ---------     ---------
Net income/ (loss) before income taxes                    692          (117)          575

Provision for foreign income tax                         (103)           --          (103)
                                                    ---------     ---------     ---------
Net income/ (loss)                                        589          (117)          472

Preferred stock dividend                                  (88)           --           (88)
                                                    ---------     ---------     ---------
Net income attributed to common stockholders        $     501     $    (117)    $     384
                                                    =========     =========     =========

Income/ (loss) per common share - basic             $    0.03                   $    0.02
                                                    =========                   =========
Income/ (loss) per common share - diluted           $    0.02                   $    0.01
                                                    =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                          19,633                      19,633
                                                    =========                   =========
        Diluted                                        28,808                      28,808
                                                    =========                   =========

                                                            Three Months Ended March 31, 2004
                                                            ---------------------------------
                                                             As        Restatement        As
                                                          Reported     Adjustment      Restated
                                                          --------     ----------      --------
Cash flows from operating activities:
Net income/ (loss)                                        $     589     $    (117)    $     472
Adjustments to reconcile net income/ (loss) to
net cash provided by operating activities:
Depreciation and amortization  expense                          697           139           836
Amortization of discount on debt                                 75            --            75
Minority interest in income of subsidiaries                      95           (22)           73
Changes in working capital:
Decrease (increase) in accounts receivable                      476            --           476
Decrease (increase) in other current assets                      13            --            13
Increase (decrease) in accounts payable                         350            --           350
Increase (decrease) in accrued interest                          89            --            89
Increase (decrease) in accrued expenses                        (595)           --          (595)
Increase (decrease) in other long-term liabilities             (141)           --          (141)
Increase (decrease) in accrued employee benefits
and payroll taxes                                               (26)           --           (26)
                                                          ---------     ---------     ---------

Net cash provided by operating activities                     1,622            --         1,622
                                                          ---------                   ---------
Cash flows from investing activities:
Purchase of equipment                                        (1,411)                     (1,411)
                                                          ---------                   ---------

Net cash (used) by investing activities                      (1,411)                     (1,411)

Cash flows from financing activities:
Repayments of long-term debt                                   (944)                       (944)
Debt issuance costs                                             (75)                        (75)
                                                          ---------                   ---------

Net cash provided (used) by financing activities             (1,019)                     (1,019)
                                                          ---------                   ---------

Net increase (decrease) in cash and cash
equivalents                                                    (808)                       (808)

Cash and cash equivalents:

Beginning of the year                                         1,299                       1,299
                                                          ---------                   ---------
End of period                                             $     481                   $     481
                                                          =========                   =========

Supplemental information:

Interest paid                                             $     480                   $     480
                                                          =========                   =========

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

                                                              Three Months
                                                                  Ended
                                                             March 31, 2003
                                                             --------------
Net income (loss) attributed to common shareholders:
Previously reported                                           $       (183)
Adjustment                                                            (158)
Restated                                                      $       (341)
                                                              =============

Net income (loss) per share, basic and diluted:
Previously reported                                           $      (0.01)
Adjustment                                                           (0.01)
                                                              -------------
Restated                                                      $      (0.02)
                                                              =============

NOTE 3 - ACQUISITIONS

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

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                     (UNAUDITED)
                                          (in thousands, except per share)

                                                        2003
                                                        ----

          Revenues                                   $  7,880

          Operating income (loss)                    $  1,047

          Net income (loss)                          $   (287)

          Net income (loss) per common share

                 Basic                               $   (.01)
                 Diluted                             $   (.01)

NOTE 4 - DEBT

Debt is as follows at March 31:

                                                                                     2004
                                                                                  ----------
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

NOTE 5 - SEGMENT INFORMATION

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

                                                   Three Months Ended March 31,
                                                        2004          2003
                                                     (Restated)
                                                         (in thousands)

REVENUES:
Casing services                                      $   1,939     $   2,509
Directional drilling services                            5,253         3,480
Compressed air drilling services                         2,469         1,010
                                                     ---------     ---------

Total revenues                                       $   9,661     $   6,999
                                                     =========     =========

OPERATING INCOME (LOSS):
Casing services                                      $     442     $   1,239
Directional drilling services                              662           256
Compressed air drilling services                           255          (107)
General corporate                                         (329)         (365)
                                                     ---------     ---------

Total income/(loss) from operations                  $   1,030     $   1,023
                                                     =========     =========

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                      $     361     $     345
Directional drilling services                              101            62
Compressed air drilling services                           349           261
General corporate                                           25            30
                                                     ---------     ---------

Total depreciation and amortization expense          $     836     $     698
                                                     =========     =========

INTEREST EXPENSE:
Casing services                                      $     165     $     163
Directional drilling services                               75            63
Compressed air drilling services                           159           243
General corporate                                          170           168
                                                     ---------     ---------

Total interest expense                               $     569     $     637
                                                     =========     =========

CAPITAL EXPENDITURES
Casing services                                      $     379     $      62
Directional drilling services                              705             8
Compressed air drilling services                           326           115
General corporate                                            1            11
                                                     ---------     ---------

Total capital expenditures                           $   1,411     $     196
                                                     =========     =========

ASSETS:
Casing services                                      $  17,159     $  16,160
Directional drilling services                           11,459         9,975
Compressed air drilling services                        23,046         9,190
General corporate                                        1,351         1,149
                                                     ---------     ---------

Total assets                                         $  53,015     $  36,474
                                                     =========     =========

NOTE 6 - LEGAL MATTERS

The Company is involved in various legal proceedings that arose in the ordinary course of business. The legal proceedings are at different stages. In the opinion of management and their legal counsel, the ultimate gain or loss, if any, to the Company from all such proceedings cannot be reasonably estimated at this time.

NOTE 7 - SUBSEQUENT EVENTS

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

BACKGROUND
----------

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc ("HDS"). In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of Mountain Air. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens'. On July 2, 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). We contributed substantially all of our compressed air drilling assets with an estimated net book value of approximately $6,300,000 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10,269,000 as determined by a third party appraisal. We own 55% and M-I L.L.C. owns 45% of AirComp. We consolidated AirComp into our financial statements for the quarter ended September 30, 2003.

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


RESULTS OF OPERATIONS
---------------------

Results of operations for 2004 and 2003 reflect the business operations of Allis-Chalmers and its subsidiaries Jens' Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells ("Casing Services"), and Strata Directional Technology, Inc., which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically ("Directional Drilling Services"). On July 2, 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). We contributed substantially all of our compressed air drilling assets with an estimated net book value of approximately $6,300,000 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10,269,000 as determined by a third party appraisal. We own 55% and M-I L.L.C. owns 45% of AirComp. We consolidated AirComp into our financial statements beginning with the quarter ended September 30, 2003. The business of Mountain Air and AirComp is referred to below as "Compressed Air Drilling Services."

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

Gross margin ratio, as a percentage of sales, was 22.10% for the quarter ended March 31, 2004 compared with 28.6% for the quarter ended March 31, 2003. The gross margin ratio decreased as a result of relatively fixed direct costs and decreased service pricing in the Casing Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures or revenues.

General and administrative expense was $1,103,000 in 2004 compared with $981,000 in 2003. General and administrative expense increased in 2004 compared to 2003 due to the overhead costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand in the market.

Operating income for the first quarter ended March 31, 2004 totaled $1,030,000 compared to operating income of $1,023,000 for the comparable period of 2003. Operating income (loss) for the quarter ended March 31, 2004 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $442,000, $662,000, $255,000 and ($329,000), respectively. Operating income (loss) for the quarter ended March 31, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,239,000, $256,000, ($107,000) and ($365,000), respectively. Operating income for the Casing Services decreased approximately $797,000 due to increased competition in the South Texas market and slower than projected drilling in Mexico by PEMEX due to bad weather. Directional Drilling Services increased approximately $406,000 due to increased market share in the Gulf Coast. Compressed Air Drilling Services increased approximately $362,000 due the expanded geographical areas in which AirComp operates. General Corporate segments decreased approximately $36,000 due to lower corporate expenses.

We had a net income attributed to common shareholders of $384,000 or $0.02 per common share, for the quarter ended March 31, 2004 compared with a net loss of ($341,000), or ($0.02) per common share, for the quarter end March 31, 2003.

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

Pro forma gross margin, as a percentage of sales, was 22.1% for the quarter ended March 31, 2004 compared with a pro forma gross margin of 26.4 % for the quarter ended March 31, 2003. The gross margin ratio decreased as a result of relatively fixed direct costs and decreased service pricing in the Casing Services and Compressed Air Drilling Services segments. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in revenues.

Pro forma general and administrative expense was $1,103,000 in 2004 compared with $981,000 in 2003. The pro forma general and administrative expense increased in 2004 due to the overhead costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand in the market.

The Company had pro forma operating income for the first quarter of 2004 of $1,030,000, an increase of 7.6% as compared to pro forma operating income of $957,000 in the first quarter of 2003. The increase in pro forma operating income for 2004 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net income of $384,000, or $0.02 per common share, for the quarter ended March 31, 2004 compared with a pro forma net loss of ($287,000), or ($0.01) per common share, for the quarter ended March 31 2003.

SCHEDULE OF CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's obligations and commitments to make future payments under its notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of March 31, 2004.

                                           PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------
                                                                                                      AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL         1 YEAR        2-3 YEARS     4-5 YEARS    YEARS
-----------------------                         -----         ------        ---------     ---------   -------
Notes payable                               $  31,364,000  $   6,806,000  $ 14,071,000  $ 10,487,000  $     -
Interest Payments on notes payable              1,978,000        431,000       973,000       574,000        -
Operating Lease                                   730,000        318,000       323,000        89,000        -
Employment Contracts                              750,000        750,000             -             -        -
                                           -------------- --------------  ------------  ------------  -------
Total Contractual Cash Obligations         $   34,822,000 $    8,305,000  $ 15,367,000  $ 11,150,000  $     -
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

Net property, plant and equipment were $31,920,000 at March 31, 2004 as compared to $31,128,000 at December 31, 2003. The increase in net property, plant and equipment was due to the addition of approximately $750,000 of downhole motors and other assets used in the operations at Strata, the addition of casing equipment of approximately $334,000 at Jens', and capital repairs to the existing equipment of approximately $327,000 at AirComp. Capital expenditures for the quarter 2004 were $1,411,000. Capital expenditures for the quarter 2003 were $196,000. Capital expenditures for 2004 are projected to be approximately $4,100,000. These expenditures are expected to be funded from operating cash flows and lines of credit already in place available for capital projects.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits listed on the Exhibit Index located at Page 23 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2005.

                                                ALLIS-CHALMERS ENERGY INC.
                                                --------------------------
                                                       (REGISTRANT)

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