Form 10-Q/A
period 2004-06-30
Allis Chalmers Energy Inc.
filed 2005-03-08
CIK 3982

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

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

                          COMMISSION FILE NUMBER 1-2199


                            ALLIS-CHALMERS ENERGY INC
                            -------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I


ITEM                                                                       PAGE
----                                                                       ----
1.   Financial Statements

     Restated Consolidated Balance Sheets as of June 30, 2004 and
        December 31, 2003...................................................  4

     Restated Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003..................  5

     Restated Consolidated Statements of Cash Flows for the six
        months ended June 30, 2004 and 2003.................................  6

     Notes to Restated Consolidated Financial Statements....................  7

2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................ 11

4.   Controls and Procedures................................................ 18


                                     PART II

6.   Exhibits and Reports on Form 8-K....................................... 26

Signatures and Certifications............................................... 27

                                INTRODUCTORY NOTE

     Allis Chalmers Energy Inc. is filing this Amendment No. 1 ("Amendment No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Original Filing"), which was originally filed on August 16, 2004 (the "Original Filing Date") to reflect the restatement of our financial results resulting from our determination to change the manner in which we accounted for the formation of our AirComp LLC subsidiary in July 2003. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements. The following Items of the Original Filing are amended by this Amendment No. 1:

     Part I. Financial Information

     Item 1. Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

     Part II

     Item 6. Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

     PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004 AND THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE.

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     ALLIS-CHALMERS CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                                      (unaudited)(in thousands)
                                        See Explanatory Note

                                                                              June 30,        December 31,
                                                                                2004              2003
                                                                            ------------      ------------
                                                                                      (Restated)
ASSETS

Cash and cash equivalents                                                   $        485      $      1,299
Trade receivables, net                                                            10,305             8,823
Lease receivable, current                                                            180               180
Prepaids and other current assets                                                  1,137               887
                                                                            ------------      ------------
   Total current assets                                                           12,107            11,189

Property and equipment, net                                                       31,805            31,128
Goodwill                                                                           7,661             7,661
Other intangible assets, net                                                       2,054             2,290
Debt issuance costs, net                                                             612               567
Lease receivable                                                                     664               787
Deferred offering costs                                                            2,650                 -
Other assets                                                                          79                40
                                                                            ------------      ------------
      Total assets                                                          $     57,632      $     53,662
                                                                            ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt                                        $      4,848      $      3,992
Trade accounts payable                                                             3,391             3,133
Accrued salaries, benefits and payroll taxes                                         677               591
Accrued interest                                                                     212               152
Accrued expenses                                                                   1,332             1,761
Accounts payable, related parties                                                    541               787
                                                                            ------------      ------------
    Total current liabilities                                                     11,001            10,416

Accrued postretirement benefit obligations                                           520               545
Long-term debt, net of current maturities                                         26,163            28,241
Other long-term liabilities                                                          129               270
Redeemable warrants                                                                1,500             1,500
Redeemable convertible preferred stock                                                 -             4,171
                                                                            ------------      ------------
    Total liabilities                                                             39,313            45,143

Commitments and Contingencies (Note 9 and Note 19)

Minority interests                                                                 4,193             3,978

COMMON SHAREHOLDERS' EQUITY
   Common stock, $.01 par value (20,000,000 shares authorized;
     6,264,758 and 3,926,668 issued and outstanding, respectively)                    63                39
   Capital in excess of par value                                                 19,548            10,748
   Accumulated (deficit)                                                          (5,485)           (6,246)
                                                                            ------------      ------------
    Total shareholders' equity                                                    14,126             4,541
                                                                            ------------      ------------
    Total liabilities and shareholders' equity                              $     57,632      $     53,662
                                                                            ============      ============

               The accompanying Notes are an integral part of the Financial Statements.


                                                   4

                                          ALLIS-CHALMERS CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)(in thousands, except per share)

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                       2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
                                                    (Restated)                  (Restated)
                                                               (in thousands, except per share)
Revenues                                            $   11,422    $    7,340    $   21,083    $   14,339
Cost of sales                                            8,419         5,410        15,947        10,405
                                                    ----------    ----------    ----------    ----------

   Gross Profit                                          3,003         1,930         5,136         3,934

General and administrative expense                       1,853         1,020         2,956         2,001
                                                    ----------    ----------    ----------    ----------

   Income/ (loss) from operations                        1,150           910         2,180
                                                                                                   1,933

Other Income (expense)
   Interest income                                           -             -             -             -
   Interest expense                                       (499)         (843)       (1,068)       (1,480)
   Other                                                    18          (186)          205          (174)
   Minority interest                                      (139)         (124)         (212)         (311)
                                                    ----------    ----------    ----------    ----------

Net income/(loss) before income taxes                      530          (243)        1,105           (32)
                                                    ----------    ----------    ----------    ----------

   Provision for income taxes                             (117)          (92)         (220)         (250)
                                                    ----------    ----------    ----------    ----------

Net income/ (loss)                                         413          (335)          885          (282)
                                                    ----------    ----------    ----------    ----------

   Preferred stock dividend                                (36)          (87)         (124)         (481)
                                                    ----------    ----------    ----------    ----------

Net income/ (loss) attributed to common shares      $      377    $     (422)   $      761    $     (763)
                                                    ==========    ==========    ==========    ==========

Net income/ (loss) per common share  basic          $     0.06    $    (0.11)   $     0.15    $    (0.19)
                                                    ==========    ==========    ==========    ==========

Net income/ (loss) per common share diluted         $     0.04    $    (0.11)   $     0.09    $    (0.19)
                                                    ==========    ==========    ==========    ==========

Weighted average number of common shares
outstanding
     Basic                                               6,253         3,927         5,077         3,927
                                                    ==========    ==========    ==========    ==========

    Diluted                                             10,237         3,927         8,394         3,927
                                                    ==========    ==========    ==========    ==========

               The accompanying Notes are an integral part of the Financial Statements.


                                                     5

                                    ALLIS-CHALMERS CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)(in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  2004          2003
                                                                               ----------    ----------
                                                                                (restated)
Cash flows from operating activities:
Net income (loss)                                                              $      885    $     (282)
Adjustments to reconcile net (loss) to net
     cash provided by operating activities:
Depreciation and amortization expense                                               1,607         1,380
Fair value of warrant issued to consultant                                             14             -
(Gain) loss on sale of fixed assets                                                     -           181
Amortization of discount on debt                                                      109           367
Minority interest in income of subsidiary                                             212           311
Changes in working capital:
     Decrease (increase) in accounts receivable                                    (1,482)       (1,597)
     Decrease (increase) in other current assets                                     (250)         (619)
     Decrease (increase) in other assets                                               84            35
     Decrease (increase) in lease deposit                                               -           525
     (Decrease) increase in accounts payable                                          258         1,385
     (Decrease) increase in accrued interest                                           60           468
     (Decrease) increase in accrued expenses                                         (429)         (393)
     (Decrease) increase in other long-term liabilities                              (141)            -
     (Decrease) increase in accrued employee benefits and payroll taxes              (185)          (88)
                                                                               ----------    ----------

Net cash provided by operating activities                                             742         1,673
                                                                               ----------    ----------

Cash flows from investing activities:
    Proceeds from sale of fixed assets                                                  -           700
    Purchase of equipment                                                          (1,879)         (821)
                                                                               ----------    ----------

Net cash provided (used) by investing activities                                   (1,879)         (121)
                                                                               ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                    1,865             -
     Repayments of long-term debt                                                  (1,331)       (1,668)
     Debt issuance costs                                                             (211)            -
                                                                               ----------    ----------

Net cash provided (used) by financing activities                                      323        (1,668)
                                                                               ----------    ----------

Net increase (decrease) in cash and cash equivalents                                 (814)         (116)

Cash and cash equivalents at beginning of year                                      1,299           146
                                                                               ----------    ----------

Cash and cash equivalents at end of period                                     $      485    $       30
                                                                               ==========    ==========

Supplemental information - interest paid                                       $    1,068    $    1,480
                                                                               ==========    ==========

                                  This interim statement is unaudited.

                The accompanying Notes are an integral part of the Financial Statements.


                                                    6

                           ALLIS-CHALMERS CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (UNAUDITED AND RESTATED)
              FOR THE INTERIM PERIODS ENDED JUNE 30, 2004 AND 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER AUGUST 16, 2004. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE DATE OF THE ORIGINAL FILING.

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "Original Filing"), includes restatements related to our unaudited consolidated financial statements for the period ended June 30, 2004. The restatement is discussed in Note 2.


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

NOTE 2 - RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. The Company originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and accounting for the sale of an interest in a subsidiary In accordance with SAB No. 51. Consequently, the Company have restated our financial statements for the year ended December 31, 2003 and for the nine months ended September 30, 2004 to reflect the following adjustments:

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

Increase In Net Income. As a result of the increase in fixed assets during the six months ended June 30, 2004, depreciation expense related to the fixed assets increased by $98,000, depreciation expense was increased by $120,000 as a result of the reversal of amortization of negative goodwill, and minority interest expense decreased by $44,000, resulting in reduction in net income attributable to common stockholders of $174,000.

A restated consolidated balance sheet at June 30, 2004, a restated consolidated statement of operations for the three months and six months ended June 30, 2004 and a restated consolidated statement of cash flows for the six months ended June 30, 2004, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                             At June 30, 2004
                                                             ----------------
                                                        As      Restatement      As
                                                     Reported   Adjustments   Restated
                                                     --------   -----------   --------
ASSETS

Cash and cash equivalents                           $     485                $     485
Trade receivables, net                                 10,305                   10,305
Lease Receivable, current                                 180                      180
Prepaid expenses and other                              1,137                    1,137
                                                    ---------                ---------
Total current assets                                   12,107                   12,107

Property and equipment, net                            27,234        4,571      31,805
Goodwill                                                7,661                    7,661
Other intangible assets, net                            2,054                    2,054
Debt issuance costs, net                                  612                      612
Lease receivable, less current portion                    664                      664
Deferred offering costs                                 2,650                    2,650
Other Assets                                               79                       79
                                                    ---------    ---------   ---------
Total Assets                                        $  53,061    $   4,571   $  57,632
                                                    =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                $   4,848                $   4,848
Trade accounts payable                                  3,391                    3,391
Accrued salaries, benefits and payroll taxes              677                      677
Accrued interest                                          212                      212
Accrued expenses                                        1,332                    1,332
Accounts payable, related parties                         541                      541
                                                    ---------                ---------
Total current liabilities                              11,001                   11,001

Accrued postretirement benefit obligations                520                      520
Long-term debt, net of current maturities              26,163                   26,163
Other long-term liabilities                               129                      129
Redeemable warrants                                     1,500                    1,500
Redeemable convertible preferred stock
including accrued dividends                                --                       --
                                                    ---------                ---------
Total liabilities                                      39,313                   39,313

Commitments and Contingencies

Minority interests                                      2,782        1,411       4,193

COMMON STOCKHOLDERS' EQUITY

Common stock                                               63                       63
Capital in excess of par value                         18,593          955      19,548
Accumulated (deficit)                                  (7,690)       2,205      (5,485)
                                                    ---------    ---------   ---------
Total stockholders' equity                             10,966        3,160      14,126
                                                    ---------    ---------   ---------
Total liabilities and stockholders' equity          $  53,061    $   4,571   $  57,632
                                                    =========    =========   =========

                                                      Three Months Ended June 30, 2004
                                                      -------------------------------
                                                       As       Restatement       As
                                                    Reported    Adjustments    Restated
                                                    --------    -----------    --------
Revenues                                            $  11,422           --    $  11,422
Cost of revenues                                        8,340           79        8,419
                                                    ---------    ---------    ---------
Gross margin                                            3,082          (79)       3,003

General and administrative expense                      1,853           --        1,853
                                                    ---------    ---------    ---------
Income/ (loss) from operations                          1,229          (79)       1,150

Other income (expense):
Interest income                                            --           --           --
Interest expense                                         (499)          --         (499)
Minority interests in income of subsidiaries             (161)          22         (139)
Other                                                      18           --           18
                                                    ---------    ---------    ---------
Total other income (expense)                             (642)          22         (620)
                                                    ---------    ---------    ---------
Net income/ (loss) before income taxes                    587          (57)         530

Provision for foreign income tax                         (117)          --         (117)
                                                    ---------    ---------    ---------
Net income/ (loss)                                        470          (57)         413

Preferred stock dividend                                  (36)          --          (36)
                                                    ---------    ---------    ---------
Net income attributed to common stockholders        $     434    $     (57)   $     377
                                                    =========    =========    =========

Income/ (loss) per common share - basic             $    0.07                 $    0.06
                                                    =========                 =========

Income/ (loss) per common share - diluted           $    0.04                 $    0.04
                                                    =========                 =========

Weighted average number of common shares
outstanding:
     Basic                                              6,253                     6,253
                                                    =========                 =========
     Diluted                                           10,237                    10,237
                                                    =========                 =========

                                                       Six Months Ended June 30, 2004
                                                       ------------------------------
                                                        As      Restatement       As
                                                     Reported   Adjustments    Restated
                                                     --------   -----------    --------
Revenues                                            $  21,083           --    $  21,083
Cost of revenues                                       15,729          218       15,947
                                                    ---------    ---------    ---------
Gross margin                                            5,354         (218)       5,136

General and administrative expense                      2,956           --        2,956
                                                    ---------    ---------    ---------
Income/ (loss) from operations                          2,398         (218)       2,180

Other income (expense):
Interest income                                            --           --           --
Interest expense                                       (1,068)          --       (1,068)
Minority interests in income of subsidiaries             (256)          44         (212)
Other                                                     205           --          205
                                                    ---------    ---------    ---------
Total other income (expense)                           (1,119)          44       (1,075)
                                                    ---------    ---------    ---------
Net income/ (loss) before income taxes                  1,279         (174)       1,105

Provision for foreign income tax                         (220)          --         (220)
                                                    ---------    ---------    ---------
Net income/ (loss)                                      1,059         (174)         885

Preferred stock dividend                                 (124)          --         (124)
                                                    ---------    ---------    ---------
Net income attributed to common stockholders        $     935    $    (174)   $     761
                                                    =========    =========    =========

Income/ (loss) per common share - basic             $    0.18                 $    0.15
                                                    =========                 =========

Income/ (loss) per common share - diluted           $    0.11                 $    0.09
                                                    =========                 =========

Weighted average number of common shares
outstanding:
     Basic                                              5,077                     5,077
                                                    =========                 =========
     Diluted                                            8,394                     8,394
                                                    =========                 =========

                                                           Six Months Ended June 30, 2004
                                                           ------------------------------
                                                            As        Restatement     As
                                                         Reported     Adjustment   Restated
                                                         --------     ----------   --------
Cash flows from operating activities:
Net income/ (loss)                                       $   1,059    $    (174)  $     885
Adjustments to reconcile net income/ (loss) to
net cash provided by operating activities:
Depreciation and amortization  expense                       1,389          218       1,607
Fair value of warrant issued to consultant                      14           --          14
Amortization of discount on debt                               109           --         109
Minority interest in income of subsidiaries                    256          (44)        212
Changes in working capital:
Decrease (increase) in accounts receivable                  (1,482)          --      (1,482)
Decrease (increase) in other current assets                   (250)          --        (250)
Decrease (increase) in other assets                             84           --          84
Increase (decrease) in accounts payable                        258           --         258
Increase (decrease) in accrued interest                         60           --          60
Increase (decrease) in accrued expenses                       (429)          --        (429)
Increase (decrease) in other long-term liabilities            (141)          --        (141)
Increase (decrease) in accrued employee benefits
and payroll taxes                                             (185)          --        (185)
                                                         ---------    ---------   ---------

Net cash provided by operating activities                      742           --         742
                                                         ---------                ---------

Cash flows from investing activities:
Purchase of equipment                                       (1,879)                  (1,879)
Proceeds from sale of equipment                                 --                       --
                                                         ---------                ---------

Net cash (used) by investing activities                     (1,879)                  (1,879)
                                                         ---------                ---------

Cash flows from financing activities:
Proceeds from issuance of common stock, net                  1,865                    1,865
Repayments of long-term debt                                (1,331)                  (1,331)
Debt issuance costs                                           (211)                    (211)
                                                         ---------                ---------

Net cash provided (used) by financing activities               323                      323
                                                         ---------                ---------

Net increase (decrease) in cash and cash
equivalents                                                   (814)                    (814)

Cash and cash equivalents:

Beginning of the year                                        1,299                    1,299
                                                         ---------                ---------

End of the year                                          $     485                $     485
                                                         =========                =========

Supplemental information:

Interest paid                                            $   1,068                $   1,068
                                                         =========                =========

In addition, the accompanying 2004 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first and second quarters of 2004. As discussed above, an adjustment was recorded in the third quarter of 2003 to reflect a change in the accounting for the formation of AirComp. The effect of the significant third quarter adjustment on the individual quarterly financial statements is as follows:

                                             Three Months
                                             Ended
                                             March 31, 2004
                                             --------------

Net income (loss) attributed to
    common stockholders
Previously reported                            $    501
Adjustment - depreciation expense                  (139)
Adjustment - minority interest expense               22
                                               --------
Restated                                       $    384

Net income (loss) per share, basic
Previously reported                            $   0.03
Total adjustments                                 (0.01)
                                               --------
Restated                                       $   0.02

Net income (loss) per share, diluted

Previously reported                            $   0.02
Total adjustments                                 (0.00)
                                               --------
Restated                                       $   0.02

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

                                             Three Months        Six Months
                                                Ended              Ended
                                           June 30, 2003       June 30, 2003
                                           -------------       -------------
Net income (loss) attributed to
    common shareholders
Previously reported                          $    (330)          $    (513)
Adjustment                                         (92)               (250)
                                             ---------           ---------
Restated                                     $    (422)          $    (763)
                                             =========           =========


Net income (loss) per share, basic
    and diluted
Previously reported                          $   (0.08)          $   (0.13)
Adjustment                                       (0.03)              (0.06)
                                             ---------           ---------
Restated                                     $   (0.11)          $   (0.19)
                                             =========           =========


NOTE 3 - ACQUISITIONS

In July 2003, through our subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form a Texas limited liability company named AirComp L.L.C. ("AirComp"). The formation of AirComp has created the second largest provider of compressed air and related products and services for the drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries.

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

                                         THREE MONTHS          SIX MONTHS
                                         ENDED JUNE 30,      ENDED JUNE 30,
                                         --------------      --------------
                                                     (UNAUDITED)
                                          (in thousands, except per share)

                                              2003               2003
                                              ----               ----

Revenues                                   $   8,181          $  16,061
Operating income (loss)                    $     522          $   2,219
Net income (loss)                          $    (666)         $    (298)

Net income (loss) per common share

       Basic                               $   (0.17)         $   (0.08)
       Diluted                             $   (0.17)         $   (0.08)

NOTE 4 - DEBT

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

NOTE 5 - SHAREHOLDERS' EQUITY

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


NOTE 6 - REVERSE STOCK SPLIT

The Company effected a reverse stock split on June 10, 2004 in order to increase the share price of the common stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from approximately 6,070 to approximately 2,140. The Company currently has an application pending to list the Common Stock on the American Stock Exchange, which has an initial listing requirement that the Common Stock trade for a minimum of $3.00 per share and certain other qualitative and quantitative listing requirements. There can be no assurance that the Company will be successful in listing the Common Stock on the American Stock Exchange.

NOTE 7 - SEGMENT INFORMATION

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

                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                       2004          2003          2004          2003
                                                    (Restated)                  (Restated)
                                                                       (in thousands)
REVENUES:
Casing services                                     $   2,446     $   2,644     $   4,386     $   5,153
Directional drilling services                           6,422         3.503        11,675         6,983
Compressed air drilling services                        2,554         1,193         5,022         2,203
                                                    ---------     ---------     ---------     ---------

Total revenues                                      $  11,422     $   7,340     $  21,083     $  14,339
                                                    =========     =========     =========     =========

OPERATING INCOME (LOSS):
Casing services                                     $     783     $     988     $   1,225     $   2,227
Directional drilling services                             727           255         1,389           511
Compressed air drilling services                          340            71           594           (36)
General corporate                                        (700)         (404)       (1,028)         (769)
                                                    ---------     ---------     ---------     ---------

Total income/(loss) from operations                 $   1,150     $   910     $   2,180     $   1,933
                                                    =========     =========     =========     =========

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                     $     355     $     275     $     717     $     690
Directional drilling services                             114            39           214           119
Compressed air drilling services                          237           180           626           511
General corporate                                          25            (3)           50            60
                                                    ---------     ---------     ---------     ---------

Total depreciation and amortization expense         $     731     $     491     $   1,607     $   1,380
                                                    =========     =========     =========     =========

INTEREST EXPENSE:
Casing services                                     $     155     $     230     $     320     $     393
Directional drilling services                              67            77           142           140
Compressed air drilling services                          158           331           317           574
General corporate                                         119           205           289           373
                                                    ---------     ---------     ---------     ---------

Total interest expense                              $     499     $     843     $   1,068     $   1,480
                                                    =========     =========     =========     =========

CAPITAL EXPENDITURES
Casing services                                     $      46     $     201     $     425     $     242
Directional drilling services                              83            61           788            69
Compressed air drilling services                          338           379           664           494
General corporate                                           1             5             2            16
                                                    ---------     ---------     ---------     ---------

Total capital expenditures                          $     468     $     646     $   1,879     $     821
                                                    =========     =========     =========     =========

ASSETS:
Casing services                                     $  17,060     $  16,562     $  17,060     $  16,562
Directional drilling services                          12,795         8,125        12,795         8,125
Compressed air drilling services                       23,160         9,038        23,160         9,038
General corporate                                       4,617         1,322         4,617         1,322
                                                    ---------     ---------     ---------     ---------

Total assets                                        $  57,632     $  35,047     $  57,632     $  35,047
                                                    =========     =========     =========     =========

NOTE 8 - LEGAL MATTERS

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

NOTE 9 - SUBSEQUENT EVENTS

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

BACKGROUND
----------

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc ("HDS"). In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger (the "OilQuip Merger") in which we acquired 100% of the capital stock of OilQuip Rentals, Inc. ("OilQuip"), which owned 100% of the capital stock of Mountain Air. In December 2001, we disposed of HDS, and in February 2002, we acquired substantially all of the capital stock of Strata and approximately 81% of the capital stock of Jens'. In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited) to form AirComp LLC. We contributed substantially all of our compressed air drilling assets with an estimated net book value of approximately $6,300,000 million to AirComp. Simultaneously, Aircomp acquired the compressed air drilling assets of M-I with an appraised value $10,269,000 as determined by a third party appraisal. In addition, AirComp issued a subordinated note to M-I in the amount of $4.8 million. We owns 55% and M-I L.L.C. owns 45% of AirComp. The Company consolidated AirComp into its financial statements for the quarter ended September 30, 2003.

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

GOODWILL AND OTHER INTANGIBLES. The Company has recorded approximately $7,661,000 of goodwill and $2,054,000 of other identifiable intangible assets. (Is this number still accurate with the changes at AirComp?) The Company allocates purchase price to intangible assets when it makes a business combination. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Purchase price allocations have been made to intangible assets and goodwill in connection with the acquisition of the Mountain Air, Strata and Jens' operating segments, as well as the reverse merger between the Company and OilQuip. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The initial valuations of intangibles related to the Mountain Air, Strata and Jens' operating segments required the use of third-party valuation experts who in turn developed assumptions to value the carrying amount of the individual reporting units. Changes to these assumptions could require a provision for impairment in future periods.

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

Gross profit, as a percentage of sales, was 26.2% for the quarter ended June 30, 2004 compared to 26.3% for the quarter ended June 30, 2003. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures and revenues.

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

Operating income for the second quarter ended June 30, 2004 totaled $1,150,000, a 25.1% increase over the comparable period in 2003, reflecting the inclusion of operating income of AirComp and increased revenue for Directional Drilling Services. In the comparable period of 2003, operating income was $910,000. Operating income (loss) for the quarter ended June 30, 2004 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $783,000, $727,000, $340,000 and ($700,000), respectively. Operating income (loss) for the quarter ended June 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $988,000, $255,000, $71,000 and ($404,000), respectively. Operating income for the Casing Services decreased approximately $205,000 due to reduced revenues. Operating income for Directional Drilling Services increased approximately $472,000 due to our increased penetration of the Gulf Coast area. Compressed Air Drilling Services increased approximately $269,000 due the expanded geographical areas in which AirComp operates. General Corporate segments decreased approximately ($296,000) due to increased professional fees and other expenses related to the Company's financing activities.

Our interest expense for the second quarter of 2004, decreased to $499,000 from $843,000 for the second quarter of 2003 due to the reduction in our debt.

We had a net income attributed to common shareholders of $377,000, or $0.06 per common share, for the quarter ended June 30, 2004 compared with a net loss of ($422,000), or ($0.11) per common share, for the quarter end June 30, 2003.

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

Pro forma gross profit, as a percentage of sales, was 26.2% for the quarter ended June 30, 2004 compared with a pro forma gross profit of 19.0 % for the quarter ended June 30, 2003. The gross profit percentage increased as a result of increased revenues and service pricing in the Directional Drilling Services segments. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures and revenues.

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

The Company had pro forma operating income for the second quarter of 2004 of $1,150,000, an increase of 112.6 % as compared to pro forma operating income of $541,000 in the second quarter of 2003. The increase in pro forma operating income for 2004 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company had a pro forma net income of $377,000, or $0.06 per common share, for the quarter ended June 30, 2004 compared with a pro forma net loss of ($666,000), or ($0.17) per common share, for the quarter ended June 30 2003.

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

Gross profit, as a percentage of sales, was 24.4% for the six months ended June 30, 2004 compared with 27.4% for the six months ended June 30, 2003. The gross profit percentage decreased as a result of relatively fixed direct costs and decreased service pricing in the Casing Services and Compressed Air Drilling Services segments offset by increased revenues and pricing in the Directional Drilling segment. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in pricing structures or revenues.

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

Operating income for the six months ended June 30, 2004 totaled $2,180,000, a 12.8% increase over the comparable period in 2003, reflecting the inclusion of operating income of AirComp and the increased revenues from Directional Drilling Services, offset in part by a decrease in revenues in our Casing Services segment. In the comparable period of 2003, operating income was $1,933,000.

Operating income (loss) for the six months ended June 30, 2004 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $1,225,000, $1,389,000, $594,000 and ($1,028,000), respectively. Operating income (loss) for the six months ended June 30, 2003 for the Casing Services, Directional Drilling Services, Compressed Air Drilling Services and General Corporate segments were $2,227,000, $511,000, ($36,000) and ($769,000), respectively. Operating income for the Casing Services decreased approximately $1,009,000 due reduced revenues. Operating income for Directional Drilling Services increased approximately $878,000 due to an increase in demand for our services and increased penetration of the Gulf Coast area. Compressed Air Drilling Services increased approximately $630,000 due the expanded geographical areas in which AirComp operates. General Corporate segments decreased approximately ($259,000) due to increased professional fees and other expenses related to the Company's financing activities.

Our interest expense decreased to $1,068,000 for the six months of 2004, compared to $1,480,000 for the six months of the prior year due to the reduction of our debt.

We had a net income attributed to common shareholders of $761,000, or $0.15 per common share, for the six months ended June 30, 2004 compared with a net loss of ($763,000), or ($0.19) per common share, for the six months ended June 30, 2003.

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

Pro forma gross profit, as a percentage of sales, was 24.3% for the six months ended June 30, 2004 compared with a pro forma gross margin of 29.6% for the six months ended June 30, 2003. The gross margin ratio decreased as a result of relatively fixed direct costs and decreased revenues and service pricing in the Casing Services and Compressed Air Drilling Services segments, offset in part by increased revenues and service pricing in the Directional Drilling segment.. Because we have made significant investments in equipment and have a constant number of operations personnel, many of our costs of revenues are relatively fixed, and as a result, our gross profit margins are significantly impacted by either increases or decreases in revenues.

Pro forma general and administrative expense was $2,956,000 in 2004 compared with $2,001,000 in 2003. The pro forma general and administrative expense increased in 2004 due to the overhead costs associated with AirComp and the hiring of additional sales force and administrative personnel at each of the Company's subsidiaries to meet increased demand in the market.

The Company had pro forma operating income for the first six months of 2004 of $2,180,000, an increase of 10.0% as compared to pro forma operating income of $2,219,000 in the first six months of 2003. The increase in pro forma operating income for 2004 was primarily due to higher revenues resulting from the overall upturn in the petroleum industry.

The Company incurred a pro forma net income of $761,000, or $0.15 per common share, for the six months ended June 30, 2004 compared with a pro forma net loss of ($298,000), or ($0.08) per common share, for the six months ended June 30 2003.

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

Net property, plant and equipment were $31,805,000 at June 30, 2004 compared to $31,128,000 at December 31, 2003. The increase in net property, plant and equipment was due to the addition of approximately $788,000 of downhole motors and other assets used in the operations at Strata, the addition of casing equipment of approximately $425,000 at Jens', and capital repairs to the existing equipment of approximately $664,000 at AirComp. Capital expenditures for the six months of 2004 were $1,879,000 compared to capital expenditures for 2003 of $821,000. Capital expenditures for the balance of 2004 are projected to be approximately $3,100,000. We expect these expenditures will be funded from operating cash flows and lines of credit already in place available for capital projects.

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

RECENT DEVELOPMENTS

The Company effected a reverse stock split on June 10, 2004 in order to increase the share price of the common stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from approximately 6,070 to approximately 2,140. The Company currently has an application pending to list the Common Stock on the American Stock Exchange, which has an initial listing requirement that the Common Stock trade for a minimum of $3.00 per share and certain other qualitative and quantitative listing requirements. There can be no assurance that the Company will be successful in listing the Common Stock on the American Stock Exchange.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index located at Page 28 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K

Reports on Form 8-K were filed on June 3, 2004 and on June 24, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2005, 2004.


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