Form 10-Q/A
period 2004-09-30
Allis Chalmers Energy Inc.
filed 2005-03-08
CIK 3982

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

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM                                                                       PAGE
----                                                                       ----
1.     Financial Statements

       Restated Consolidated Balance Sheets as of September 30, 2004 and
          December 31, 2003.................................................. 4

       Restated Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003..................... 5

       Restated Consolidated Statements of Cash Flows for the nine months
       Ended September 30, 2004 and 2003..................................... 6

       Notes to Restated Consolidated Financial Statements................... 7

2.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................ 21

4.     Controls and Procedures.............................................. 31


                                     PART II

6.     Exhibits and Reports on Form 8-K..................................... 32


Signatures and Certifications............................................... 32

                                INTRODUCTORY NOTE

      Allis Chalmers Energy Inc. is filing this Amendment No. 1 ("Amendment
No. 1") to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Original Filing"), which was originally filed on November 15, 2004 (the "Original Filing Date") to reflect the restatement of our financial results resulting from our determination to change the manner in which we accounted for the formation of our AirComp LLC subsidiary in July 2003. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements. The following items of the Original Filing are amended by this Amendment No. 1:

                          Part I. Financial Information

      Item 1. Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 4. Controls and Procedures

                           Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

      PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE.

                                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      ALLIS-CHALMERS CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                       (unaudited)(in thousands)
                                         See Explanatory Note


                                                                      September 30,       December 31,
                                                                          2004               2003
                                                                      -------------      -------------
                                                                                 (Restated)
ASSETS

Cash and cash equivalents                                             $     12,992       $      1,299
Trade receivables, net                                                      10,419              8,823
Lease receivable, current                                                      180                180
Prepaids and other current assets                                            1,496                887
                                                                      -------------      -------------
   Total current assets                                                     25,087             11,189

Property and equipment, net                                                 33,309             31,128
Goodwill                                                                    10,331              7,661
Other intangible assets, net                                                 3,089              2,290
Debt issuance costs, net                                                       635                567
Lease receivable                                                               590                787
Other assets                                                                    79                 40
                                                                      -------------      -------------
      Total assets                                                    $     73,120       $     53,662
                                                                      =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt                                  $      4,858       $      5,150
Trade accounts payable                                                       2,566              3,133
Accrued salaries, benefits and payroll taxes                                   481                591
Accrued interest                                                               283                152
Accrued expenses                                                             1,331              1,761
Accounts payable, related parties                                              406                787
                                                                      -------------      -------------
    Total current liabilities                                                9,925             11,574

Accrued postretirement benefit obligations                                     510                545
Long-term debt, net of current maturities                                   25,241             27,083
Other long-term liabilities                                                    129                270
Redeemable warrants                                                          1,500              1,500
Redeemable convertible preferred stock                                           -              4,171
                                                                      -------------      -------------
    Total liabilities                                                       37,305             45,143

Commitments and Contingencies

Minority interests                                                           2,274              3,978

COMMON SHAREHOLDERS' EQUITY
   Common stock, $.01 par value (20,000,000 shares authorized;
     13,042,081 and 3,926,668 issued and outstanding, respectively)            130                 39
   Capital in excess of par value                                           38,380             10,768
   Accumulated (deficit)                                                    (4,969)            (6,266)
                                                                      -------------      -------------
    Total shareholders' equity                                              33,541              4,541
                                                                      -------------      -------------
    Total liabilities and shareholders' equity                        $     73,120       $     53,662
                                                                      =============      =============


         The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                  4

                                              ALLIS-CHALMERS CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)(in thousands, except per share)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                       2004              2003              2004              2003
                                                   -------------     -------------     -------------     -------------
                                                                               (Restated)
                                                                    (in thousands, except per share)
Revenues                                           $     11,888      $      8,089      $     32,989      $     22,428
Cost of sales                                             8,224             6,060            24,191            16,261
                                                   -------------     -------------     -------------     -------------

   Gross Profit                                           3,664             2,029             8,798             6,167

General and administrative expense                        2,425             1,351             5,381             3,759
                                                   -------------     -------------     -------------     -------------

   Income/ (loss) from operations                         1,239               678             3,417             2,408

Other Income (expense)
   Interest expense                                        (566)             (521)           (1,634)           (1,797)
   Minority interest                                        (34)               (4)             (248)             (315)
   Settlement of lawsuit                                     --             1,034                --             1,034
   Gain on sale of interest in AirComp                       --             2,433                --             2,433
   Other                                                     19                10               224              (164)
                                                   -------------     -------------     -------------     -------------

Net income/(loss) before income taxes                       658             3,630             1,759             3,599
                                                   -------------     -------------     -------------     -------------

   Provision for income taxes                              (139)              (93)             (359)             (343)
                                                   -------------     -------------     -------------     -------------

Net income/ (loss)                                          519             3,537             1,400             3,256
                                                   -------------     -------------     -------------     -------------

   Preferred stock dividend                                  --               (88)             (124)             (569)
                                                   -------------     -------------     -------------     -------------

Net income/ (loss) attributed to common shares     $        519      $      3,449      $      1,276      $      2,687
                                                   =============     =============     =============     =============

Net income/ (loss) per common share  basic         $       0.04      $       0.87      $       0.18      $       0.68
                                                   =============     =============     =============     =============

Net income/ (loss) per common share  diluted       $       0.04      $       0.60      $       0.13      $       0.46
                                                   =============     =============     =============     =============

Weighted average number of common shares
outstanding
     Basic                                               11,599             3,927             7,285             3,927
                                                   =============     =============     =============     =============

    Diluted                                              14,407             5,761             9,980             5,761
                                                   =============     =============     =============     =============


                 The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                          5

                                     ALLIS-CHALMERS CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)(in thousands)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                              2004           2003
                                                                            ---------     ---------
                                                                                  (Restated)
Cash flows from operating activities:
Net income (loss)                                                           $  1,400      $  3,256
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization expense                                          2,396         2,099
Fair value of warrant issued to consultant                                        14            --
(Gain) loss on settlement of lawsuit                                              --        (1,034)
(Gain) loss on sale of investment in AirComp                                      --        (2,433)
Amortization of discount on debt                                                 143           442
Minority interest in income of subsidiary                                        248           315
Changes in working capital:
     Decrease (increase) in accounts receivable                               (1,417)       (2,882)
     Decrease (increase) in other current assets                                (609)         (697)
     Decrease (increase) in other assets                                         (39)           35
     Decrease (increase) in lease deposit                                         --           525
     Decrease (increase) in lease receivable                                     197           106
     (Decrease) increase in accounts payable                                    (725)        2,738
     (Decrease) increase in accrued interest                                     131          (264)
     (Decrease) increase in accrued expenses                                    (471)         (323)
     (Decrease) increase in other long-term liabilities                         (141)           --
     (Decrease) increase in accrued employee benefits and payroll taxes         (557)           90
                                                                            ---------     ---------
Net cash provided by operating activities                                        570         1,973

Cash flows from investing activities:
    Acquisition of Safco, net of cash acquired                                  (959)           --
    Proceeds from sale of fixed assets                                            --           700
    Purchase of equipment                                                     (2,120)       (5,086)
                                                                            ---------     ---------

Net cash provided (used) by investing activities                              (3,079)       (4,386)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                              16,946            --
     Proceeds from issuance of long-term debt                                     --         9,616
     Repayments of long-term debt                                             (2,427)       (6,925)
     Debt issuance costs                                                        (317)         (304)
                                                                            ---------     ---------

Net cash provided (used) by financing activities                              14,202        (2,387)
                                                                            ---------     ---------

Net increase (decrease) in cash and cash equivalents                          11,693           (26)

Cash and cash equivalents at beginning of year                                 1,299           146
                                                                            ---------     ---------

Cash and cash equivalents at end of period                                  $ 12,992      $    120
                                                                            =========     =========

Supplemental information - interest paid                                    $  1,491      $  1,796
                                                                            =========     =========


       The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                                 6

                           ALLIS-CHALMERS CORPORATION

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (UNAUDITED AND RESTATED)
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 15, 2004. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE DATE OF THE ORIGINAL FILING.

EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Original Filing"), includes restatements related to our unaudited consolidated financial statements for the periods ended September 30, 2004 and 2003. The restatement is discussed in Note 2.

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

On June 10, 2004, the Company affected a reverse stock split in order to increase the share price of the Common Stock. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from 6,070 to approximately 2,140.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries Mountain Air, Jens', Strata and Safco and its joint venture, AirComp. All significant inter-company transactions have been eliminated.

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

                                               2004         % of total      2003     % of total
Customer                                      Revenue         revenue      Revenue     revenue
El Paso Production Oil and Gas                 $1,448            4.4       $3,038        13.6
Burlington Reserve Oil & Gas Co., L.P          $4,183           12.7       $3,646        16.3

One customer comprised 100% of the Company's international revenues for the years ended September 30, 2004 and 2003.

                                               2004         % of total      2003     % of total
Customer                                      Revenue         revenue      Revenue     revenue

Materiales Y Equipo Petrolero                  $3,205            9.7       $2,457        11.0

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

The components of basic and diluted earnings per share are as follows:

Nine months ended September 30,                                                      2004            2003
                                                                                    -------        -------
                                                                                (In thousands, except earnings
                                                                                          per share)
Net income available for common shareholders (A)                                    $1,276         $2,667

Weighted average outstanding shares of common stock (B)                              7,285          3,927
Dilutive effect of assumed conversion of preferred shares
and employee stock options and awards                                                2,695          1,834
                                                                                    -------        -------

Common stock and common stock equivalents (C)                                        9,980          5,761

Earnings per share:
Basic (A/B)                                                                         $ 0.18         $ 0.68
                                                                                    =======        =======

Diluted (A/C)                                                                       $ 0.13         $ 0.46
                                                                                    =======        =======

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

INCREASE IN BOOK VALUE OF FIXED ASSETS. Under joint venture accounting, we originally recorded the value of the assets contributed by M-I to AirComp at M-I's historical cost of $6,932,000. Under purchase accounting, we increased the recorded value of the assets contributed by M-I by approximately $3.337,000 to $10,269,000 to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, we established negative goodwill which reduced fixed assets in the amount of $1,550,000. The negative goodwill was amortized by us over the lives of the related fixed assets. Under purchase accounting, we increased fixed assets by $1,550,000 to reverse the negative goodwill previously recorded and reversed amortization expenses recorded in 2004. Therefore, fixed assets were increased by a total of $4,887,000.

REDUCTION IN NET INCOME. As a result of the increase in fixed assets during the nine months ended September 30, 2004, depreciation expense related to the fixed assets increased by $148,000, depreciation expense was increased by $150,000 as a result of the reversal of amortization of negative goodwill, and minority interest expense decreased by $67,000, resulting in reduction in net income attributable to common stockholders of $231,000.

A restated consolidated balance sheet at September 30, 2004 and 3003, and a restated consolidated statement of operations and a restated consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                          At September 30, 2004
                                                          ---------------------
                                                     As       Restatement     As
                                                  Reported    Adjustments   Restated
                                                  --------    -----------   --------
ASSETS

Cash and cash equivalents                         $ 12,992                  $ 12,992
Trade receivables, net of allowance for
doubtful accounts                                   10,419                    10,419
Lease Receivable, current                              180                       180
Prepaid expenses and other                           1,496                     1,496
                                                  ---------                 ---------
Total current assets                                25,087                    25,087

Property and equipment, net of accumulated
depreciation                                        28,818        4,491       33,309
Goodwill                                            10,331                    10,331
Other intangible assets, net of accumulated
amortization                                         3,089                     3,089
Debt issuance costs, net of accumulated
amortization                                           635                       635
Lease receivable, less current portion                 590                       590
Other Assets                                            79                        79
                                                  ---------    ---------    ---------
Total Assets                                      $ 68,629     $  4,491     $ 73,120
                                                  =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt              $  4,858                  $  4,858
Trade accounts payable                               2,566                     2,566

Accrued salaries, benefits and payroll taxes           481                       481
Accrued interest                                       283                       283
Accrued expenses                                     1,331                     1,331
Accounts payable, related parties                      406                       406
                                                  ---------                 ---------
Total current liabilities                            9,925                     9,925

Accrued postretirement benefit obligations             510                       510
Long-term debt, net of current maturities           25,241                    25,241
Other long-term liabilities                            129                       129
Redeemable warrants                                  1,500                     1,500
Redeemable convertible preferred stock
including accrued dividends                             --                        --
                                                  ---------                 ---------
Total liabilities                                   37,305                    37,305

Commitments and Contingencies

Minority interests                                     886        1,388        2,274

COMMON STOCKHOLDERS' EQUITY

Common stock                                           130                       130
Capital in excess of par value                      37,425          955       38,380
Accumulated (deficit)                               (7,117)       2,148       (4,969)
                                                  ---------    ---------    ---------
Total stockholders' equity                          30,438        3,103       33,541
                                                  ---------    ---------    ---------
Total liabilities and stockholders' equity        $ 68,629     $  4,491     $ 73,120
                                                  =========    =========    =========



                                                    Three Months September 30, 2004          Three Months September 30, 2003
                                                    ------------------------------           ------------------------------
                                                     As       Restatement       As            As       Restatement        As
                                                  Reported    Adjustments    Restated      Reported    Adjustments     Restated

Revenues                                         $ 11,888            --      $ 11,888      $  8,089            --      $  8,089
Cost of revenues                                    8,145            79         8,224         6,011            49         6,060
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Gross margin                                        3,743           (79)        3,664         2,078           (49)        2,209

General and administrative expense                  2,425            --         2,425         1,351            --         1,351
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income/ (loss) from operations                      1,318           (79)        1,239           727           (49)          678

Other income (expense):
Interest income                                        --            --            --            --            --            --
Interest expense                                     (566)           --          (566)         (521)           --          (521)
Minority interests in income of subsidiaries          (56)           22           (34)          (26)           22            (4)
Settlement on lawsuit                                  --            --            --         1,034            --         1,034
Gain on sale of stock in a subsidiary                  --            --            --            --         2,433         2,433
Other                                                  19            --            19            10           --             10
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total other income (expense)                         (603)           22          (581)         (497)        2,455         2,952
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss) before income taxes                715           (57)          658         1,224         2,406         3,630

Provision for foreign income tax                     (139)           --          (139)          (93)           --           (93)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss)                                    576           (57)          519         1,131         2,406         3,537

Preferred stock dividend                               --           --             --          (88)           --            (88)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income attributed to common stockholders     $    576      $    (57)     $    519      $  1,043      $  2,406      $  3,449
                                                 =========     =========     =========     =========     =========     =========

Income/ (loss) per common share - basic          $   0.05                    $   0.04      $   0.27                    $   0.88
                                                 =========                   =========     =========                   =========

Income/ (loss) per common share - diluted        $   0.04                    $   0.04      $   0.18                    $   0.60
                                                 =========                   =========     =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                       7,285                       7,285         3,927                       3,927
                                                 =========                   =========     =========                   =========
        Diluted                                     9,980                       9,980         5,672                       5,672
                                                 =========                   =========     =========                   =========




                                                    Nine Months September 30, 2004           Nine Months September 30, 2003
                                                    ------------------------------           ------------------------------
                                                     As       Restatement       As            As       Restatement        As
                                                  Reported    Adjustments    Restated      Reported    Adjustments     Restated
                                                  --------    -----------    --------      --------    -----------     --------
Revenues                                         $ 32,989            --      $ 32,989      $ 22,428            --      $ 22,428
Cost of revenues                                   23,893           298        24,191        16,212            49        16,261
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Gross margin                                        9,096          (298)        8,798         6,216           (49)        6,167

General and administrative expense                  5,381            --         5,381         3,759            --         3,759
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income/ (loss) from operations                      3,715          (298)        3,417         2,457           (49)        2,408

Other income (expense):
Interest income                                        --            --            --            --            --            --
Interest expense                                   (1,634)           --        (1,634)       (1,797)           --        (1,797)
Minority interests in income of subsidiaries         (315)           67          (248)         (337)           22          (315)
Settlement on lawsuit                                  --            --            --         1,034            --         1,034
Gain on sale of stock in a subsidiary                  --            --            --            --         2,433         2,433
Other                                                 224            --           224          (164)           --          (164)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total other income (expense)                       (1,725)           67        (1,658)       (1,264)        2,455         1,191
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss) before income taxes              1,990          (231)        1,759         1,193         2,406         3,599

Provision for foreign income tax                     (359)           --          (359)         (343)           --          (343)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss)                                  1,631          (231)        1,400           850         2,406         3,256

Preferred stock dividend                             (124)           --          (124)         (569)           --          (569)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income attributed to common stockholders     $  1,507      $   (231)     $  1,276      $    281      $  2,406      $  2,687
                                                 =========     =========     =========     =========     =========     =========

Income/ (loss) per common share - basic          $   0.21                    $   0.18      $   0.07                    $   0.68
                                                 =========                   =========     =========                   =========

Income/ (loss) per common share - diluted        $   0.15                    $   0.13      $   0.05                    $   0.47
                                                 =========                   =========     =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                       7,285                       7,285         3,927                       3,927
                                                 =========                   =========     =========                   =========
        Diluted                                     9,980                       9,980         5,761                       5,761
                                                 =========                   =========     =========                   =========




                                                       Nine Months September 30, 2004           Nine Months September 30, 2003
                                                       ------------------------------           ------------------------------
                                                       As         Restatement      As            As      Restatement         As
                                                    Reported      Adjustment    Restated      Reported    Adjustment      Restated
                                                    --------      ----------    --------      --------    ----------      --------
Cash flows from operating activities:
Net income/ (loss)                                  $  1,631      $   (231)     $  1,400      $    850      $  2,406      $  3,256
Adjustments to reconcile net income/ (loss) to
net cash provided by operating activities:
Depreciation and amortization  expense                 2,098           298         2,396         2,050            49         2,099
Fair value of warrant issued to consultant                14            --            14            --            --            --
(Gain) / loss on settlement of lawsuit                    --            --            --        (1,034)           --        (1,034)
(Gain) / loss on sales on interest in AirComp             --            --            --            --        (2,433)       (2,433)
Amortization of discount on debt                         143            --           143           442            --           442
Minority interest in income of subsidiaries              315           (67)          248           337           (22)          315
Changes in working capital:
Decrease (increase) in accounts receivable            (1,417)           --        (1,417)       (2,882)           --        (2,882)
Decrease (increase) in other current assets             (609)           --          (609)         (697)           --          (697)
Decrease (increase) in other assets                      (39)           --           (39)           35            --            35
Decrease (increase) in lease deposit                      --            --            --           525            --           525
Decrease (increase) in lease receivable                  197            --           197           106            --           106
Increase (decrease) in accounts payable                 (725)           --          (725)        2,738            --         2,738
Increase (decrease) in accrued interest                  131            --           131          (264)           --          (264)
Increase (decrease) in accrued expenses                 (471)           --          (471)         (323)           --          (323)
Increase (decrease) in other long-term liabilities      (141)           --          (141)           --            --            --
Increase (decrease) in accrued employee benefits
and payroll taxes                                       (557)           --          (557)           90            --            90
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Net cash provided by operating activities                570            --           570         1,973            --         1,973

Cash flows from investing activities:
Acquisition of Safco, net of cash acquired              (959)                       (959)           --                          --
Purchase of equipment                                 (2,120)                     (2,120)       (5,086)                     (5,086)
Proceeds from sale of equipment                           --                          --           700                         700
                                                    ---------                   ---------     ---------                   ---------

Net cash (used) by investing activities               (3,079)                     (3,079)       (4,386)                     (4,386)

Cash flows from financing activities:
Proceeds from issuance of common stock, net           16,946                      16,946            --                          --
Proceeds from issuance of long-term debt                  --                          --         9,616                       9,616
Repayments of long-term debt                          (2,427)                     (2,427)       (6,925)                     (6,925)
Debt issuance costs                                     (317)                       (317)         (304)                       (304)
                                                    ---------                   ---------     ---------                   ---------

Net cash provided (used) by financing activities      14,202                      14,202         2,387                       2,387
                                                    ---------                   ---------     ---------                   ---------

Net increase (decrease) in cash and cash
equivalents                                           11,693                      11,693           (26)                        (26)

Cash and cash equivalents:

Beginning of the year                                  1,299                       1,299           146                         146
                                                    ---------                   ---------     ---------                   ---------

End of the year                                     $ 12,992                    $ 12,992      $    120                    $    120
                                                    =========                   =========     =========                   =========

Supplemental information:

Interest paid                                       $  1,491                    $  1,491      $  1,796                    $  1,796
                                                    =========                   =========     =========                   =========


                                                               14

In addition, the accompanying 2004 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, and second quarters of 2004. As discussed above, an adjustment was recorded in the third quarter of 2003 to reflect a change in the accounting for the formation of AirComp. The effect of the significant third quarter adjustment on the individual quarterly financial statements is as follows:

                                           Three Months       Six Months
                                           Ended              Ended
                                           March 31, 2004     June 30, 2004
                                           --------------     --------------

Net income (loss) attributed to
    common stockholders
Previously reported                        $         501      $         935
Adjustment - depreciation expense                   (139)              (218)
Adjustment - minority interest expense                22                 44
                                           --------------     --------------
Restated                                   $         384      $         761

Net income (loss) per share, basic
    and diluted
Previously reported                        $        0.13      $        0.18
Total adjustments                                  (0.03)             (0.03)
                                           --------------     --------------
Restated                                   $        0.10      $        0.15

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

                                                            Nine Months Ended
                                                              September 30,
                                                                   2003
                                                                   ----
                                                                (Restated)
                                                               (Unaudited)
                                                          (in thousands, except
                                                           earnings per share)

Revenues                                                      $     24,150

Operating income (loss)                                       $      2,785

Net income (loss)                                             $      3,488

Net income (loss) per common share                            $      2,879

       Basic                                                  $       0.73
       Diluted                                                $       0.68

NOTE 4 - DEBT

Debt at September 30, 2004 was as follows (in thousands):

Debt of Mountain Air
Note payable - Equipment leasing                                        $   211
Note payable to Seller of Mountain Air Drilling Service Company           1,577

Debt of Jens'
Line of Credit with Wells Fargo                                             209
Note payable - Term Note                                                  3,091
Note payable - Real Estate Note                                              73
Subordinated Note payable to Seller of Jens'                              4,000
Note payable to Seller of Jens' for non-compete agreement                   576
Note payable - Term Note                                                    315

Debt of Strata
Line of Credit                                                            2,681
Vendor financing                                                          1,746
Note payable to Sellers of Safco for non-compete agreement                  150

Debt of Allis-Chalmers
Notes payable to certain former directors                                   398
Note payable - Subordinated debt                                          2,268

Debt of AirComp
Line of Credit                                                              925
Note payable - Term Note                                                  6,571
Note payable - Delayed Draw                                                 490
Subordinated Note Payable to M-I LL C                                     4,818

Total Debt                                                              $30,099
                                                                        --------

Less: short term debt and current maturities                              4,858

Long-term debt obligations                                              $25,241
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

JENS'

A term loan in the original amount of $4,042,396 was amended in October 2003 to $5,100,000 at a floating interest rate (6.75% at September 30, 2004) with monthly principal payments of $85,000 plus 25% of Jens' receipt of payments from Matyep. The maturity date of the loan was January 31, 2005 but in April 2004 was extended to January 31, 2006. The balance at September 30, 2004 was $3,091,000.

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

In conjunction with the purchase of Safco, the Company agreed to cause Safco to pay a total of $150,000 to the Sellers of Safco in exchange for a non-competition agreement. Safco is to make yearly payments of $50,000 through the period ended September 30, 2007. As of September 30, 2004, the balance was $150,000 including $50,000 classified as short-term.

ALLIS-CHALMERS

Subordinated Debt and amortization of Redeemable Warrant - Secured subordinated debt issued to partially finance the acquisitions of Jens' and Strata in the original amount of $3,000,000 at 12% interest payable monthly. Of this amount $2,309,000 was outstanding at September 30, 2004. The maturity date was extended in April 2004 to February 1, 2006. In connection with incurring the debt, the Company issued redeemable warrants valued at $900,000, which have been recorded as a discount to the subordinated debt and as a liability (see Redeemable Warrants below). The discount was amortizable over three years beginning February 6, 2002 but in April 2004 was extended to 5 years as additional interest expense of which $190,000 has been recognized for the nine months ended September 30, 2004. The debt is recorded at $2,268,000 at September 30, 2004, net of the unamortized portion of the put obligation.

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

NOTE 5 - SHAREHOLDERS' EQUITY

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

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                    2004             2003             2004             2003
                                                ------------     ------------     ------------     ------------
                                                                          (Restated)
                                                                        (in thousands)
REVENUES:
Casing services                                 $     2,831      $     2,559      $     7,218      $     7,712
Directional drilling services                         6,677            3,353           18,352           10,336
Compressed air drilling services                      2,380            2,177            7,419            4,380
                                                ------------     ------------     ------------     ------------

Total revenues                                  $    11,888      $     8,089      $    32,989      $    22,428
                                                ============     ============     ============     ============

OPERATING INCOME (LOSS):
Casing services                                 $       949      $       913      $     2,174      $     3,069
Directional drilling services                         1,048              120            2,435              613
Compressed air drilling services                        130              122              723                3
General corporate                                      (888)            (477)          (1,915)          (1,277)
                                                ------------     ------------     ------------     ------------

Total income/(loss) from operations             $     1,239      $       678      $     3,417      $     2,408
                                                ============     ============     ============     ============

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                 $       359      $       345      $     1,075      $     1,035
Directional drilling services                           117               56              331              175
Compressed air drilling services                        287              291              914              811
General corporate                                        25               18               76               78
                                                ------------     ------------     ------------     ------------

Total depreciation and amortization expense     $       788      $       710      $     2,396      $     2,099
                                                ============     ============     ============     ============

INTEREST EXPENSE:
Casing services                                 $       173      $       146      $       494      $       469
Directional drilling services                            69               42              210              166
Compressed air drilling services                        170              164              487              655
General corporate                                       154              169              443              507
                                                ------------     ------------     ------------     ------------


Total interest expense                          $       566      $       521      $     1,634      $     1,797
                                                ============     ============     ============     ============

CAPITAL EXPENDITURES
Casing services                                 $        32      $       973      $       457      $     1,215
Directional drilling services                            94              850              882              893
Compressed air drilling services                        107            1,765              771            2,259
General corporate                                         8                3               10               19
                                                ------------     ------------     ------------     ------------

Total capital expenditures                      $       241      $     3,591      $     2,120      $     4,386
                                                ============     ============     ============     ============

ASSETS:
Casing services                                 $    21,273      $    17,360      $    21,273      $    17,360
Directional drilling services                        14,225            9,122           14,225            9,122
Compressed air drilling services                     23,021           24,515           23,021           24,515
General corporate                                    14,601            1,169           14,601            1,169
                                                ------------     ------------     ------------     ------------

Total assets                                    $    73,120      $    52,166      $    73,120      $    52,166
                                                ============     ============     ============     ============

REVENUES:
United States                                   $    10,493      $     7,070      $    29,402      $    19,748
Mexico                                                1,395            1,019            3,587            2,680
                                                ------------     ------------     ------------     ------------

Total                                           $    11,888      $     8,089      $    32,989      $    22,428
                                                ============     ============     ============     ============


                                                      20

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

Non-cash investing and financing transactions in connection with the acquisition of Safco Oil Field Products, Inc. for the nine months ended September 30, 2004:

Fair value of net assets                                           $  (842)
Goodwill and other intangibles                                        (150)
Fair value of common stock exchanged                                    33
                                                                   --------

Net cash paid to acquire subsidiary                                $  (959)
                                                                   ========

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

Our gross profit for the third quarter of 2004 increased by 43.9% to $3.7 million, or 30.8% of revenues, compared to $2.2 million, or 25.1 % of revenues for the third quarter of 2003, due primarily to the increase in revenues and increased gross margins in our directional drilling segment as a result of the increase in oil and gas drilling activity. The increase in revenues more than offset increases in operating expenses due to the addition of personnel and increases in wages and benefits. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance, fuel and depreciation.

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

Depreciation and amortization was $788,793 in the third quarter of 2004 compared to $709,325 for the third quarter of 2003.

Income from operations consists of our revenues less cost of sales, general and administrative expenses, and depreciation and amortization. Income from operations for the three months ended September 30, 2004 totaled $1.2 million, an 82.7% increase over the $678,000 in income from operations for the comparable period in 2003, reflecting the increased revenues from all of our business segments and the increase in our gross profit which was partially offset by the increase in general and administrative expenses.

Our interest expense increased to $566,000 for the third quarter of 2004, compared to $521,000 for the comparable 2003 period due to higher average debt outstanding and higher interest rates.

Minority interest in income of subsidiaries for the third quarter of 2004 was $34,000 compared to $4,000 in the third quarter of 2003 due to the increase in the net income of our casing and tubing services subsidiary, which was owned 19% by Jens Mortensen until September 30, 2004, and due to the increase in the net income of AirComp, our compressed air drilling services segment.

We had net income attributed to common shareholders of $519,000 for the third quarter of 2004 compared with net income attributed to common shareholders of $3.5 million for the third quarter of 2003. The 2003 third quarter included a $1.0 million gain from the settlement of a lawsuit. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. We have adopted a policy that any gain or loss in the future incurred on the sale in the stock of a subsidiary would be recognized as such in the income statement.


The following table compares revenues and income from operations for each of our business segments for the third quarter ended September 30, 2004 and 2003. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                                             Revenues                     Income (Loss) from Operations
                                              --------------------------------------  -------------------------------------
                                                  2004          2003       Change        2004          2003         Change
                                              ------------  -----------  -----------  -----------  ------------  -----------
                                                             (Restated)                            (Restated)
                                                                              (in thousands)
Casing services                               $     2,831   $    2,559   $      272   $      949   $       913   $       36
Directional drilling services                       6,677        3,353        3,324        1,048           120          928
Compressed air drilling services                    2,380        2,177          203          130           122            8
General corporate                                      --           --           --         (888)         (477)        (410)
                                              ------------  -----------  -----------  -----------  ------------  -----------

Total                                         $    11,888   $    8,089   $    3,779   $    1,239   $       678   $      561
                                              ===========   ===========  ===========  ===========  ============  ===========

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

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $2.4 million for the third quarter of 2004, an increase of 9.3% compared to $2.2 million in revenues for the comparable 2003 period. Income from operations was $130,000 for the 2004 period compared to $122,000 for the comparable period of 2003. Increased revenues for compressed air drilling services in West Texas and the Rocky Mountain areas was partially offset by a decrease in activity in California.

Comparison of Nine Months Ended September 30, 2004 and 2003
-----------------------------------------------------------

Our revenues for the nine months ended September 30, 2004 were $33.0 million, an increase of 47.0% compared to $22.4 million for the first nine months of 2003. Revenues increased due to increased demand due to the general increase in oil and gas drilling activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel, which increased our capacity and market presence. Additionally, our compressed air drilling services revenues for the first nine months of 2004 increased compared to the first nine months of 2003 due to the inclusion, for a full nine months in the 2004 period, of the business contributed by M-I in connection with the formation of AirComp in July 2003. We have consolidated AirComp into our financial statements beginning with the quarter ended September 30, 2003. The increase in revenues in our directional drilling and compressed air drilling services was partially offset by a decrease in revenues in our casing and tubing services segment due to increased competition for casing and tubing services in South Texas. Our gross profit for the first nine months of 2004 increased 42.5% to $8.8 million, or 26.6% of revenues, compared to $6.2 million, or 27.5 % of revenues for the first nine months of 2003, due to the increase in revenues and pricing in the directional drilling services segment and the compressed air drilling services segment, which was partially offset by lower revenues and higher costs in our casing and tubing segment. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues. Gross profit as a percentage of revenues declined primarily because of lower revenues and higher costs in our casing and tubing segment, which was offset by higher revenues and higher margins in our other segments.

General and administrative expense was $5.4 million in the 2004 nine-month period compared to $3.8 million for the comparable period of 2003. General and administrative expense increased in 2004 due to additional expenses associated with the inclusion of AirComp for a full nine months, the hiring of additional sales and administrative personnel at each of our subsidiaries, increased professional fees and other expenses related to our financing activities, including the listing of our common stock on the American Stock Exchange, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 16.3% in the 2004 nine-month period and 16.8% in the 2003 nine-month period.

Depreciation and amortization was $2.4 million for the nine months ended September 30, 2004 compared to $2.1 million for the nine months ended September 30, 2003.

Income from operations for the nine months ended September 30, 2004 totaled $3.4 million, a 41.9% increase over the $2.4 million in income from operations for the comparable period in 2003, reflecting the increased revenues from directional drilling services and the inclusion of revenues and operating income of AirComp for a full nine months in the 2004 period, offset in part by a decrease in revenues and income from operations from our casing and tubing services segment due to increased competition and increases in wages and benefits in South Texas, and an increase in general and administrative expenses.

Our interest expense decreased to $1.6 million for the first nine months of 2004, compared to $1.8 million for the first nine months of the prior year due to the acceleration in 2003 of the amortization of a put obligation related to subordinated debt at Mountain Compressed Air. Interest expense for 2003 includes $216,000 of amortization expense for the put obligation. The subordinated debt and accrued interest was paid off with the formation of AirComp.

Minority interest in income of subsidiaries for the first nine months of 2004 was $248,000 compared to $315,000 for the first nine months of 2003 due to the decrease in net income from our casing and tubing services segment which was 19% owned by director and officer Jens Mortensen until September 30, 2004.

We had net income attributed to common stockholders of $1.3 million for the nine months ended September 30, 2004 compared with net income attributed to common stockholders of $2.7 million for the nine months ended September 30, 2003. The decrease in net income attributed to common stockholders for the nine months ended September 30, 2004 is due to recognition of a non-operating gain on sale of an interest in a subsidiary in the amount of $2.4 million recorded in the third quarter of 2003 in connection with the formation of AirComp and the issuance of a 45% interest in AirComp to M-I.

The following table compares revenues and income from operations for each of our business segments for the nine months ended September 30, 2004 and 2003. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                                    Revenues                     Income (Loss) from Operations
                                     -----------------------------------     -------------------------------------
                                        2004         2003        Change         2004         2003          Change
                                     ---------    ---------    ---------     ---------     ---------     ---------
                                                  (Restated)                               (Restated)
                                                                    (in thousands)
Casing services                      $  7,218     $  7,712     $   (494)     $  2,174      $  3,070      $   (896)
Directional drilling services          18,352       10,336        8,016         2,435           613         1,822
Compressed air drilling services        7,419        4,380        3,039           723             3           720
General corporate                          --           --           --        (1,915)       (1,278)         (637)
                                     ---------    ---------    ---------     ---------     ---------     ---------

Total                                $ 32,989     $ 22,428     $ 10,561      $  3,417      $  2,408      $  1,009
                                     =========    =========    =========     =========     =========     =========

CASING AND TUBING SERVICES SEGMENT

Revenues for the nine months ended September 30, 2004 for the casing and tubing services segment were $7.2 million, a decrease of 6.4% from the $7.7 million in revenues for the comparable 2003 period. Revenues from domestic operations decreased from $5.0 million in the first nine months of 2003 to $3.6 million in the first nine months of 2004 as a result of increased competition in South Texas, resulting in fewer contracts awarded to us and lower pricing for our services. Revenues from Mexican operations, however, increased from $2.7 million in the first nine months of 2003 to $3.6 million in the comparable 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations decreased by 29.2% to $2.2 million for the nine-month period of 2004 compared to $3.1 million for the same period in 2003. The decrease in this segment's revenues and operating income is due to the decrease in revenues from domestic operations due to increased competition in this segment and increases in wages and benefits domestically, which was partially offset by increased revenues from Mexico.

DIRECTIONAL DRILLING SERVICES SEGMENT

Revenues for the nine months ended September 30, 2004 for our directional drilling services segment were $18.4 million, an increase of 77.6% from the $10.3 million in revenues for the comparable 2003 period. Income from operations increased by 350.0% to $2.4 million for the nine-month period of 2004 compared to $613,000 for the same period in 2003. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas and the addition of operations and sales personnel which increased our capacity and market presence. Increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues and cost savings as a result of purchases, in late 2003 and in 2004, of most of the down-hole motors used in directional drilling. Previously we had leased these motors.

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $7.4 million for the first nine months of 2004, an increase of 69.4% compared to $4.4 million in revenues in the 2003 period. Income from operations increased to $723,000 for the nine-month period of 2004 compared to an income from operations of $3,000 for the same period in 2003. Our compressed air drilling revenues and operating income for the first nine months of 2004 increased compared to the first nine months of 2003 due to the inclusion, for a full nine months in the 2004 period, of the business contributed by M-I, in connection with the formation of AirComp in July 2003. Through this venture we have been able to expand the geographical areas in which our compressed air drilling segment operates to include natural gas drilling in the Rocky Mountains and West Texas areas.

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

Pro forma gross profit for the first nine months of 2004 was $8.8 million, or 26.7% of revenues, compared to $6.3 million, or 25.8% of revenues for the first nine months of 2003, as increased gross margins in our directional drilling segment was offset by increased competition and weaker pricing and increases in wages and benefits in our casing and tubing services segment. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel.

Pro forma depreciation and amortization was $2.4 million for the first nine months of 2004 compared to $2.2 million for the first nine months of 2003.

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

We had pro forma income from operations for the first nine months of 2004 of $3.4 million an increase of 25.9 % as compared to pro forma income from operations of $2.8 million in the first nine months of 2003. The increase in pro forma income from operations for the 2004 period was primarily due to higher revenues resulting from the general improvement in oil and gas drilling activity. The increase in income from operations primarily reflects the increased revenues from directional drilling services, offset in part by a decrease in revenues and income from operations from our casing and tubing services segment due to increased competition, weaker pricing and increases in wages and benefits in South Texas, and an increase in general and administrative expenses.

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

Pro forma minority interest in income of subsidiaries for the first nine months of 2004 was $248,000 compared $169,000 in the first nine months of 2003 due to the decrease in the net income of our casing and tubing services subsidiary, which was owned 19% by Jens Mortensen until September 30, 2004.

We recorded pro forma net income attributed to common shareholders of $1.3 million for the nine months ended September 30, 2004 compared with a pro forma net income of $2.9 million for the nine months ended September 30 2003, which included a one-time $1.0 million gain resulting from the settlement of a lawsuit and a $2.4 million gain on sale of interest in AirComp.

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

OPERATING ACTIVITIES

In the nine months ended September 30, 2004, we generated $570,000 in cash from operating activities compared to $2.0 million in cash from operating activities for the same period in 2003. Net income before preferred stock dividend for the first nine months of 2004 decreased to $1.4 million, compared to $3.2 million in the comparable 2003 period. Net income in 2003 includes a $1.0 million gain from the settlement of a lawsuit and a $2.4 million gain on sale of interest in AirComp. Non-cash additions to net income totaled $2.8 million in the 2004 period compared to a negative ($591,000) in the 2003 period, consisting principally of depreciation and amortization expense, amortization ofdiscount of debt and minority interest in the income of a subsidiary, offset in the 2003 period, by the non-cash gain totaling 3.4 million.

During the first nine months of 2004, changes in working capital used $3.6 million in cash compared to a use of $672,000 in cash in the 2003 period, principally due, in the 2004 period, to a decrease in accrued expenses of $1.0 million, an increase in accounts receivables and other current assets of $1.9 million and a decrease of $725,000 in accounts payable. The decrease in accrued expenses was the result of a decrease in accrued expenses of $471,000 due to lower motor costs resulting from the purchase of motors which we previously leased, a decrease in long-term equipment deposits of $141,000, and a decrease in accrued employee benefits and payroll taxes of $557,000 primarily due to the payroll cycle ending at September 30, 2004. These decreases were offset by an increase of $131,000 in accrued interest resulting from increased interest expense on debt with variable interest rates. Accounts receivable increased $1.4 million during the first nine months of 2004 due increased revenues in our directional drilling segment and our compressed air drilling segment, offset by lower revenues in our casing and tubing segment. Current assets increased $609,000 due primarily to an increase in prepaid insurance premiums, an increase of $39,000 in other assets due to acquisition costs, and a decrease in lease receivable of $197,000 due to payments received from lessee. Accounts payable decreased by $725,000 in the 2004 period due to the use of the proceeds received from the issuance of common stock to reduce payables.

During the first nine months of 2003, accrued expenses decreased $497,000, accounts receivable and other current assets increased $2.9 million, and accounts payable increased $2.7 million. The decrease in accrued expenses is due to a decrease in accrued interest of $264,000 due to the retirement of subordinated debt carrying an interest rate of 12% and lower interest rates on other debt with variable interest rates, a decrease in accrued expenses of $323,000 primarily due to lower motor costs resulting from the purchase of motors which we previously leased, and an increase in accrued employee benefits and payroll taxes of $90,000 due to the payroll cycle ending at September 30, 2003. Accounts receivable increased by $2.9 million during the first nine months of 2003 due to an increase in revenues in our directional drilling services segment, in our compressed air drilling segment due to the inclusion of the business contributed by M-I to AirComp in July 2003, and in our casing and tubing services segment. Current assets increased $30,000 primarily as a result of a $697,000 increase in prepaid insurance premiums, which was offset by a decrease of $35,000 in other assets due to the write-off of acquisition costs, a decrease of $525,000 in lease deposits related to leased equipment paid off in June 2003, and a decrease in lease receivables of $106,000 due to payments received from lessee. Accounts payable increased by $2.7 million in the 2003 period due to the increase in cost of revenues and other expenses, and the inclusion of the business contributed by M-I to AirComp in July 2003.

INVESTING ACTIVITIES

During the first nine months of 2004, we used $3.1 million in investing activities, consisting of capital expenditures of approximately $882,000 to purchase equipment for our directional drilling services segment, approximately $457,000 to purchase casing equipment and approximately $781,000 to make capital repairs to existing equipment in our compressed air drilling services segment. On September 23, 2004 we also completed, for $1.0 million, the acquisition of 100% of the outstanding stock of Safco Oil Field Products, Inc. ("Safco). Safco leases "hevi-wate" spiral drill pipe and provides related oilfield services to the oil drilling industry. This compares to net cash used in investing activities of $4.4 million in the comparable 2003 period primarily for the purchase of equipment.

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

In April 2004, Energy Spectrum, the holder of our preferred stock, converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock.

On August 10, 2004, we completed the private placement of 3,504,667 shares of our common stock at a price of $3.00 per share. Net proceeds to us, after selling commissions and expenses, was approximately $9.6 million. On September 30, 2004, we completed the private placement of 1,956,634 shares of our common stock at a price of $3.00 per share. Net proceeds to us, after selling commissions and expenses, was approximately $5,389,000. We agreed to file a registration statement to allow investors in the August 2004 private placement and the September 2004 private placement to resell the common stock in public markets. We will use the net proceeds of the private placement offerings to reduce debt, for acquisitions, and for general corporate purposes.

On September 30, 2004, we issued 1,300,000 shares of our common stock to Jens Mortensen, a director and the President of Jens', in exchange for his 19% interest in Jens' Oilfield Service, Inc. As a result of this transaction, we now own 100% of Jens' Oilfield Service, Inc. The total value of the consideration paid to Jens was $6,435,000, which was equal to the number of shares of common stock issued to Mr. Mortensen (1,300,000) multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance. This amount was treated as a contribution to stockholders equity.

On our balance sheet, we eliminated the amount recorded as the value of the Jens' minority interest, $1,951,870. The balance of the contribution ($4,483,130) was allocated as follows:

In June 2004, we obtained an appraisal of the fixed assets at Jens' in conjunction with obtaining a bank loan, which valued the fixed assets at $20,081,304. The book value of the fixed assets was $15,799,666, and the excess of appraised value over book value was $4,281,638. We increased the value of Jens' fixed assets by 19% of this amount, or $813,511. The remaining balance of $3,669,619 was allocated to goodwill.

We have several bank credit facilities and other debt instruments at Allis-Chalmers and at our three operating subsidiaries. Allis-Chalmers guarantees the loans owed by Jens' and Strata, and Mountain Compressed Air, a wholly-owned subsidiary, guarantees AirComp's bank debt. All three of our subsidiaries are consolidated on our financial statements. At September 30, 2004, we had $30.1 million in outstanding indebtedness, of which $25.2 million was long-term debt and $4.9 million was the current portion of long-term debt. Through Jens', our casing and tubing services subsidiary, at September 30, 2004, we had two principal bank facilities. We had a term loan in the original amount of $4.0 million that was increased, in October 2003, to $5.1 million. We were required to make monthly principal payments of $85,000 plus 25% of our collections from our operations in Mexico. Interest accrued at a floating rate plus a margin. The interest rate on the term loan was 6.75% at September 30, 2004 and the outstanding amount was $3.0 million. We also had a $1.0 million bank line of credit of which $209,000 was outstanding at September 30, 2004. Interest accrued at a floating rate plus a margin. The interest rate on the line of credit was 6.75% at September 30, 2004. We paid a 0.5% per annum fee on the undrawn portion of the line of credit.

Our Jens' subsidiary also has a note payable to Jens Mortensen, who sold Jens' to us and is a director and the President of Jens'. The note is in the original amount of $4.0 million at 7.5% simple interest with quarterly interest payments. At September 30, 2004, $406,000 of interest was accrued and was included in accounts payable to related parties. The principal and interest are due on January 31, 2006. In connection with the purchase of Jens', we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of September 30, 2004, the balance due is approximately $576,000, including $247,000 classified as short-term.

Jens' also had outstanding three term loans at September 30, 2004. One was a real estate bank loan in the amount of $532,000 at a floating interest rate with monthly principal payments of $14,778 plus interest. The interest rate was 6.75% at September 30, 2004 and the outstanding amount due was $73,000. The second loan is a bank loan in the original amount of $397,080 at a floating interest rate with monthly principal payments of $11,000 plus interest. At September 30, 2004, the interest was 6.75% and the balance due was $256,000. The final maturity date of the loan is September 17, 2006. The third term loan is a bank term loan in the original amount of $74,673 at a floating interest rate with monthly principal payments of $1,946 plus interest. At September 30, 2004, the interest was 6.75% and the balance due was $59,000. The final maturity date of the loan is January 12, 2007.

Through Strata, our directional drilling services operating subsidiary, we had a $4.0 million bank line of credit of which $2.7 million was outstanding at September 30, 2004. The interest rate was 7.75% at September 30, 2004 and we paid a 0.5% per annum fee on the undrawn portion of the line of credit.

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

AirComp had the following facilities at September 30, 2004:

* A $1.0 million bank line of credit of which $925,000 was outstanding at September 30, 2004. Interest accrues at a floating rate plus a margin and was 6.75% at September 30, 2004. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of eligible accounts receivable.

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

On November 10, 2004, AirComp completed the acquisition of Diamond Air Drilling Services, Inc. and its affiliated company, Marquis Bit Co., LLC for $4.6 million in cash. Diamond Air and Marquis Bit provide air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond is a leading provider of air hammers and hammer bit products. The acquisition was funded through capital contributions from Allis-Chalmers and M-I in the amount of $2.5 million and $2.1 million, respectively.

In connection with the Diamond Air acquisition described above, on November 15, 2004, the AirComp credit facility was amended as follows:

* The $1.0 million revolving line of credit was increased to $3.5 million.

* The $6.6 million term loan was increased to $7.1 million by adding the $490,000 amount outstanding under the existing delayed draw facility to the term loan. Repayment of the $7.1 million term loan remained unchanged at $286,000 per quarter.

* The $1.0 million delayed draw term loan facility was increased to $1.5 million and its availability period was extended to December 31, 2005 from December 31, 2004. Repayment of this facility will be in equal quarterly principal payments equal to 5.0% of amounts outstanding as of December 31, 2005, beginning March 31, 2006, with a final maturity of June 27, 2007.

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

The Company had a subordinated note in the original amount of $3.0 million with a fixed interest rate of 12.0%. The outstanding balance was $2.3 million at September 30, 2004. In connection with this note, we issued redeemable warrants, which were recorded as a liability of $900,000 and as a discount to the face amount of the debt. This amount was amortized as additional interest expense over the term of the note. The debt was recorded at $2.3 million net of unamortized portion of the put obligation.

In connection with the issuance of the $3.0 million subordinated note, we issued redeemable warrants that are exercisable for up to 233,000 shares of our common stock at an exercise price of $0.75 per share and non-redeemable warrants that are exercisable for a maximum of 67,000 shares of our common stock at $5.00 per share. The warrants were exercisable for $0.75 per share are subject to cash redemption provisions in the amount of $900,000 at the discretion of the warrant holders at any time after January 31, 2005. We recorded a liability of $900,000 in respect of the warrant redemption rights, and amortized the effects of the puts to interest expense over the life of the $3.0 million subordinated debt.

In 1999 we compensated directors who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0% and are due on March 28, 2005. At September 30, 2004, the principal and accrued interest on these notes totaled approximately $398,000.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million at 5.75% simple interest which was reduced to $1.5 million as a result of the settlement of a legal action against the sellers. At September 30, 2004 the outstanding amount due, including accrued interest, was $1.6 million. The principal and accrued interest is due on September 30, 2007. As discussed in "Business - Legal Proceedings," the holder of this note has brought legal action seeking to accelerate its payment.

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

We believe that our current cash generated from operations, cash available under our credit facilities and net proceeds from prior equity private placements will provide sufficient funds for our identified projects.

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

Critical Accounting Policies
----------------------------

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 1 of Part I under Financial Statements. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 1% to 2%. At December 31, 2003 and 2002, reserves for doubtful accounts totaled $168,000, or 2%, and $32,000, or 1% of total accounts receivable before reserves, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, changes in the financial condition of our customers, could impact the amount of provisions for doubtful accounts.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index located at Page 33 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2005.


                                            ALLIS-CHALMERS CORPORATION
                                            --------------------------
                                                     (REGISTRANT)

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