Form 10-K
period 2004-12-31
Allis Chalmers Energy Inc.
filed 2005-04-14
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

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

          Title of Security:                      Name of Exchange:
Common Stock, par value $0.01 per share        American Stock Exchange

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the average of the closing price of the common stock of $4.70 per share on April 12, 2005, as reported on the American Stock Exchange, was approximately $15,064,562 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

At April 12, 2005 there were 13,852,798 shares of common stock outstanding.

DOCUMENTS INCORPORATED
BY REFERENCE:

Portions of the Allis-Chalmers Energy Inc. Proxy Statement prepared for the 2005 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

                             2004 FORM 10-K CONTENTS
                             -----------------------

                                     PART I

 ITEM                                                                       PAGE
 ----                                                                       ----

1.  Business...............................................................   4
2.  Properties.............................................................  10
3.  Legal Proceedings......................................................  11
4.  Submission of Matters to a Vote of Security Holders....................  12

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters..  13
6.  Selected Financial Data................................................  16
7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................  17
7A. Quantitative and Qualitative Disclosures about Market Risk.............  31
8.  Financial Statements...................................................  32
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure...................................................  61
9A. Controls and Procedures................................................  62

                                    PART III

10. Directors and Executive Officers of the Registrant.....................  63
11. Executive Compensation.................................................  63
12. Security Ownership of Certain Beneficial Owners and Management.........  63
13. Certain Relationships and Related Transactions.........................  63
14. Principal Accounting Fees and Services.................................  63

                                     PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K........  63

Signatures and Certifications..............................................  64

                                   DEFINITIONS


"booster"                            A machine that increases the volume of air when used in conjunction with a compressor or a group of compressors.

"under balanced drilling"            A technique in which oil, gas, or geothermal wells are drilled by creating a pressure within the well that is lower than the reservoir pressure. The result is increased rate of penetration, reduced formation damage, and reduced drilling costs.

"casing"                             The pipe placed in a drilled well to secure the well bore and formation.

"casing tongs"                       Hydraulic wrenches used to screw casing pipes together.

"directional drilling"               The technique of drilling a well with varying the angle of direction of a well and changing the direction of a well to hit a specific target.

"drill pipe"                         A pipe that attaches to the drill bit to drill a well.

"horizontal drilling"                The technique of drilling wells at a 90-degree angle.

"lay down machines"                  A truck mounted machine used to move pipe and casing and tubing onto a pipe rack (from which a derrick crane lifts the drill pipe, casing and tubing and inserts it into the well).

"links"                              Adaptors that fit on the blocks to attach handling tools.

"LWD" or "log while drilling"        The technique of measuring, in real time, the formation pressure and the position of equipment inside of a well.

"mist and foam drilling"             The technique of using chemicals to lubricate a well and to facilitate lifting cuttings to the surface as the well is being drilled.

"MWD" or "measure while drilling"    The technique of measuring formation properties within a well.

"protectors"                         A device placed on a drill pipe and casing pipe to protect the threads.

"reciprocating compressor"           A piston type compressor that constantly pushes air with reciprocating pistons.

"screw compressor"                   A compressor that utilizes a positive displacement mechanism.

"slips"                              Tools used to hold casing in place while installing casing in wells.

"torque turn service"                Monitoring device to insure proper makeup of the casing.

"tubing"                             A pipe placed inside the casing to produce the well.

"blow out preventors"                Large safety device placed on the surface of a well to maintain high pressure well bores.

"test plugs"                         A device used to test the connections of well heads and the blow out preventors.

"spacer spools"                      High pressure connections or links which are stacked to elevate the blow out preventors to the drilling rig floor.

"hevi-wate spiral drill pipe"        Heavy drill pipe used for special applications primarily in directional drilling.
                                     The "spiral" design increases flexibility and penetration of the pipe.



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

We are engaged in the business of providing oilfield services and equipment to meet the drilling and related needs of oil and gas exploration and development companies, principally in the Texas Gulf Coast, offshore in the United States Gulf of Mexico, West Texas, and the Rocky Mountain regions of New Mexico and Colorado, Oklahoma and in Mexico. We currently operate in four sectors of the oilfield service industry: the casing and tubing sector; the directional drilling sector; the compressed air drilling sector, and other services, which includes oilfield rental tools and production services.

We believe that consolidation among large oilfield service providers has created an opportunity for us to compete effectively in certain niche markets that are under-served by the larger service and equipment companies. At the same time, producers generally favor suppliers that provide a comprehensive package of products and services, which allows us to compete effectively with smaller competitors currently providing a significant portion of the services in this industry.

Our strategy is based on broadening the product mix and the geographic scope of our products and services primarily within four areas of the oilfield services and equipment industry: casing and tubing handling services and equipment, drilling services, oilfield rental tools and production services. We intend to implement this growth strategy through internal expansion and the acquisition of companies operating within these segments. We intend to identify and acquire companies with significant management and field expertise, strong client relationships and high quality products and services. As discussed under "Risk Factors" included elsewhere herein, there can be no assurance that we will be able to complete any further acquisitions and adequately integrate these acquisitions into our operations.

Our casing and tubing, directional drilling, compressed air drilling and other services had revenues of approximately $10.4 million, $24.8 million and $11.6 million, and $1.0 million, respectively, during the year ended December 31, 2004. See Note 18 to our consolidated financial statements included elsewhere herein for information regarding the revenues, income from operations and assets of each or our segments.

We were incorporated in 1913 under Delaware law. We reorganized in bankruptcy in 1988, and sold all of our major businesses. In May 2001, we consummated a merger in which we acquired OilQuip Rentals, Inc. and its wholly-owned subsidiary, Mountain Compressed Air, Inc. In December 2001, we sold Houston Dynamic Services, Inc., our last pre-bankruptcy business. In February 2002, we acquired approximately 81% of the capital stock of Jens' Oilfield Service, Inc. ("Jens'") and substantially all of the capital stock of Strata Directional Technology, Inc. ("Strata"). In July 2003, we entered into a limited liability company operating agreement with a division of M-I L.L.C., a joint venture between Smith International and Schlumberger N.V., to form a Texas limited liability company named AirComp LLC. We own 55% and M-I owns 45% of AirComp. In September 2004, we increased our ownership of Jens' Oilfield Service, Inc. to 100%. In September 2004, we acquired 100% of the outstanding stock of Safco Oil Field Products, Inc. ("Safco"). In November 2004, AirComp acquired substantially all of the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., LLC, collectively ("Diamond Air"). In December 2004, we acquired Downhole Injection Services, LLC ("Downhole"). As a result of these transactions, our prior results for each of the casing and tubing sector, the directional drilling sector and the air drilling sector may not be indicative of current or future operations of those sectors. In January 2005, we changed our name from Allis-Chalmers Corporation to Allis-Chalmers Energy Inc.

INDUSTRY OVERVIEW

Oil and natural gas producers tend to focus on their core competencies on identifying reserves has resulted in the extensive outsourcing of drilling and service functions. The use of service companies allows oil and gas companies to avoid the capital and maintenance costs of the equipment in what is already a capital intensive industry. As drilling becomes increasingly more technical and costly, exploration and production companies are increasingly demanding higher quality equipment and service from equipment and service providers. We believe that:

      o Oil and gas exploration and production companies are currently consolidating their supplier base to streamline their purchasing operations and generate economies of scale by purchasing from just a few suppliers.

      o Producers are favoring larger suppliers that provide a comprehensive list of products and services.

      o Companies that can meet customers' demands will continue to earn new and repeat business.

      o Many businesses in the highly fragmented oilfield industry lack sufficient size (many businesses generate annual revenues of less than $15 million), lack depth of management (many businesses are family-owned and managed) and have less sophisticated service and control capabilities.

      o We can offer customers crucial advantages over our smaller competitors.

      o Opportunities exist to acquire these competing businesses and successfully integrate and enhance their operations within our operating structure.

      o Consolidation among larger oilfield service providers has created an opportunity for us to compete effectively in certain niche markets which are under-served by the large oilfield service and equipment companies and in which we can provide better products and services than the smaller competitors currently providing a significant portion of the services in this industry.

DESCRIPTION OF BUSINESSES

CASING AND TUBING SERVICES

We supply specialized equipment and trained operators to install casing and tubing, change out drill pipe and retrieve production tubing for both onshore and offshore drilling and workover operations, which we refer to as casing and tubing services. Most wells drilled for oil and natural gas require some form of casing and tubing to be installed in the completion phase of a well.

We have an inventory of specialized equipment consisting of casing tongs and laydown machines in various sizes, powered by diesel motors and driven by hydraulic pumps. Non-powered equipment consists of elevators, slips, links and protectors. We also maintain a fleet of other revenue generating equipment such as forklifts and delivery trucks that transport our various rental equipment and transfer the customers' casing from truck to pipe rack. We charge customers for tong trucks, laydown trucks and personnel on an hourly basis portal to portal and rental equipment on a daily basis portal to portal. The customer is liable for damaged or lost equipment.

We currently provide casing and tubing services primarily to areas in South Texas and Mexico. Although there are two large companies, Frank's Casing Crew and Rental Tools Inc. and Weatherford International Inc. ("Weatherford"), which have a substantial portion of the casing and tubing crew market, that market remains highly competitive and fragmented with at least 30 casing and tubing crew companies working in the U.S. We believe that we have several competitive advantages including:

      o   A well-established, loyal customer base in South Texas and Mexico;

      o   A management team with over 15 years of service experience;

      o   An inventory of specialized equipment;

      o   A reputation for customer responsiveness;

      o   Substantial experience in South Texas, primarily a natural gas market;
          and

      o An excellent relationship with our Mexican partner, which enables us to access the Mexican market.

We believe that through geographic expansion, we can optimize the utilization of both our equipment and personnel by accessing additional niche markets under-served by the larger oilfield service companies in the U.S. and Mexico.

We provide casing and tubing services in Mexico through a significant Mexican customer, Materiales y Equipo Petroleo, S.A. de C.V. ("Matyep"), in Villahermosa, Reynosa, Veracruz and Ciudad del Carmen, Mexico. Matyep, in turn provides equipment and services to Petroleos Mexicanos, known as Pemex. These services are provided primarily to offshore drilling operations. We provide substantially all of the necessary equipment and Matyep provides all personnel, repairs, maintenance, insurance and supervision for provision of the casing and tubing crew and torque turn service. In addition, Matyep is responsible for the preparation of billing invoices, collection of receivables and the import and export of equipment. We have approximately $8.0 million of equipment in Mexico, and have operated profitably in Mexico since 1997. Services to offshore drilling operations in Mexico are seasonal, and operations are generally reduced during the first quarter of each calendar year due to weather conditions. Matyep is responsible for payment to us, even if it is unable to collect payment on a timely basis, though in the past our receipt of payments has been delayed for significant periods of time by failure of Pemex to pay amounts due Matyep on a timely basis. Our primary competitors in Mexico are South American Enterprises and Weatherford, both of which provide similar products and services.

For the years ended December 31, 2004 and 2003, our Mexico operations accounted for approximately $5.1 million and $3.3 million, respectively, of our revenues, and the loss of Matyep as a customer would have a material adverse effect on our business. We provide extended payment terms to Matyep and maintain a high accounts receivable balance due to these terms. The accounts receivable balance was approximately $968,000 at December 31, 2004 and was $1.4 million as of December 31, 2003. Jens' has been providing services to Pemex in association with Matyep since 1997 and has never experienced a default in payment; however a default on these receivables could have a material adverse effect.

The following table details revenues of our casing and tubing services segment by class for the year ended December 31, 2004 and December 31, 2003 (in thousands).

                               Year Ended                       Year Ended
Revenues by class:          December 31, 2004   Percentage   December 31, 2003   Percentage
------------------          -----------------   ----------   -----------------   ----------
Laydown machines                      $ 1,850        17.8%             $ 2,426        24.2%
Casing installation                     3,396        32.7%               3,829        38.1%
Mexico operations                       5,141        49.5%               3,729        37.2%
Other                                       4          --                   53          .5%
                                      -------       ------             -------       ------
Total revenues                        $10,391       100.0%             $10,037       100.0%
                                      =======                          =======

Historically, we have sought to purchase equipment for our casing and tubing at auction or on an opportunistic basis; however, there is currently a shortage of casing and tubing equipment, which is available new from four suppliers. We believe there is a six to eight month backlog on orders to these suppliers. However, we currently own sufficient equipment for projected operations over the next 12 months, and believe the shortage of equipment will result in increased demand for our services.

Our casing and tubing sector is not materially dependent upon the ownership of any patents, trademarks, franchises or other concessions.

DIRECTIONAL DRILLING SERVICES

We provide directional, horizontal and measure while drilling services to oil and gas companies operating both onshore and offshore in Texas and Louisiana. We refer to these as directional drilling services. Management believes there are several advantages to horizontal and directional drilling services including:

      o   Improvement of total cumulative recoverable reserves

      o Improved reservoir production performance beyond conventional vertical wells

      o   Reduction of the number of field development wells

      o   Reduction of water and gas coning problems

We provide specialized directional drilling services in niche markets, including the Austin Chalk region, where specialized, technically focused applications are necessary. Our teams of experienced personnel utilizing state of the art tools provide services including well planning and engineering to meet drilling performance and geological or reservoir targets set by the customer, directional drilling tool configuration, well site directional drilling supervision and guidance, new well and reentry drilling, steerable drilling and log while drilling services.

There are three major directional drilling companies, Schlumberger, Halliburton and Baker Hughes, that market both worldwide and in the U.S. as well as numerous small regional players, including us. There are believed to be at least 50 regional directional and horizontal drilling companies operating in the U.S. Management estimates that the regional market companies account for approximately 15% of the domestic market.

The following table details our horizontal and directional drilling segment's revenues by class for the years ended December 31, 2004 and December 31, 2003 (in thousands).

                               Year Ended                       Year Ended
Revenues by class:          December 31, 2004   Percentage   December 31, 2003   Percentage
------------------          -----------------   ----------   -----------------   ----------
Drilling operations                  $ 20,942        83.2%            $ 13,188        82.4%
Other                                   3,845        16.8%               2,820        17.6%
                                     --------       ------            --------       ------
Total revenues                       $ 24,787       100.0%            $ 16,008       100.0%
                                     ========       ======            ========       ======

We have only a single supplier for most or all of each type of equipment we use (downhole motors, tubing, and measure while drilling and log while drilling equipment). However, we believe that other suppliers of such equipment are available. We have entered into preferred leasing agreements with our current suppliers, which are intended to assure the availability of equipment through 2006 for tubing, MWD and LWD equipment. We have an indefinite contract with our supplier of downhole motors. Our directional drilling sector is not materially dependent upon the ownership of any patents, trademarks, franchises or other concessions.

COMPRESSED AIR DRILLING SERVICES

AirComp LLC, our limited liability company owned jointly with M-I, is the world's second largest provider of compressed air and related products and services for the compressed air drilling, workover, completion and transmission segments of the oil, gas and geothermal industries which we refer to as compressed air drilling services. We believe compressed air products and services represent more than 10% of an overall $750-$900 million under balanced drilling operations market.

Compressed air drilling services include the following products and services:

      o   Engineering Services

      o   Compressed Air

      o   Nitrogen (Membrane Separators, Cyrogenic, etc.)

      o Chemicals (Foamers, Defoamers, Polymers, Shale Stabilizers, Corrosion Inhibitors, etc.)

      o   Specialized Bits

      o   Hammers and other Downhole Tools

      o   Surface Blow-Out Prevention Equipment

      o   Multi-Phase Separation Equipment

We provide engineering services, compressed air and chemicals. These products and services can be used exclusive of the other under balanced components in traditional compressed air, mist and foam drilling applications or as part of a more sophisticated under balanced drilling operations package employing most or all of the elements listed above.

We provide compressed air drilling services primarily in Eastern Oklahoma, North Texas, West Texas, and throughout the Rocky Mountains. Our operations offices are in Fort Stockton, Texas; Farmington, New Mexico; and Grand Junction, Colorado. Our compressed air drilling services operations are headquartered in Houston, Texas, with a sales and technical support office in Denver, Colorado. We believe that our operational facilities are well located for quick logistical response to customer needs.

We are recognized in the compressed air drilling markets for providing superior compressed air equipment, chemicals and personnel for under balanced drilling. These operations include compressed air, mist, foam and aerated mud drilling, completion and workover as well as pipeline testing and commissioning. We have a combined fleet of over 80 compressors and boosters including:

      o   Gardner-Denver two-stage reciprocating compressors (35)

      o   Clark four stage reciprocating compressors (15)

      o   GHH-Rand three stage screw compressors (12)

      o   IR four stage screw compressors (3)

      o   MDY two stage booster (15)

      o   Ariel two stage booster (4)

This broad and diversified product line enables us to compete in the under balanced drilling market with an equipment package engineered and customized to specifically meet customer requirements. All the revenues from our compressed air drilling services are derived from the rental of equipment and personnel.

Effective November 1, 2004, AirComp acquired substantially all the assets of Diamond Air for $4.6 million in cash. We contributed $2.5 million and M-I L.L.C. contributed $2.1 million to AirComp LLC in order to fund the purchase. Diamond Air and Marquis Bit provide air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products. The acquired assets include air hammers, hammer bits and products, accounts receivable, equipment and rolling stock utilized in the air drilling business. Diamond Air manufactures its own hammer bits. Diamond Air's and Marquis Bit's air hammers and hammer bits will complement and add to AirComp's offering of products and services and enhance its ability to offer packaged pricing. Diamond Air and Marquis Bit together had revenues of approximately $4.0 million and $5.5 million for the seven months ended July 31, 2004 and the year ended December 31, 2003, respectively.

In addition to the oil and gas industry, we are a world leader in providing specialized compressed air equipment and experienced personnel in geothermal applications.

Our largest competitor for compressed air drilling services is Weatherford. Weatherford focuses on large projects, but also competes in the more common compressed air, mist, foam and aerated mud drilling applications. Other competition comes from smaller independently owned companies that compete in only one region, e.g., Rocky Mountains only, West Texas only. We compete successfully with Weatherford and others through:

      o   Diversified fleet allowing customized packages

      o   Multi-region presence

      o   Highly experienced and effective personnel

      o   Customer relationships

      o   Assistance of Sales Personnel from M-I and from other companies.

      o Reputation of predecessor companies: M-I Air Drilling Services and Mountain Compressed Air, each of which had over a 30 year history of superior service

There is a continuing trend in the industry to drill, complete, and work over wells with under balanced drilling operations. Multi-component (complete package) under balanced drilling operations are found in the Middle East, Latin America, Western Canada and other areas. Under balanced drilling shortens the time required to drill a well, and enhances production by minimizing formation damage. The older, depleted, low permeability reservoirs in many areas of the Western United States are particularly good applications. We expect the market to continue to grow. Where possible, we purchase equipment from a number of suppliers and at auctions on an opportunistic basis for our compressed air drilling sector. The equipment provided by these suppliers is customized and often times overhauled in order to improve performance. In other instances, equipment must be made to order. As a result of purchasing the majority of its air compression equipment at auction, we are not significantly dependent upon any one supplier for compressed air drilling equipment. Our compressed air drilling sector is not materially dependent upon the ownership of any patents, trademarks, franchises or other concessions.

OTHER SERVICES

Effective September 1, 2004, we acquired 100% of the outstanding stock of Safco for $1.0 million. Safco leases "hevi-wate" spiral drill pipe and provides related oilfield services to oil and gas exploration and development companies.

Effective December 1, 2004, we acquired Downhole for approximately $1.1 million in cash, 568,466 shares of common stock and assumption of approximately $950,000 of debt. Downhole is headquartered in Midland, Texas, and provides economical and effective chemical treatments to wells by inserting small diameter, stainless steel coiled tubing into producing oil and gas wells.

Downhole uses a fleet of 10 service units to install tubing into the existing tubing or casing of a well up to depths of approximately 20,000 feet. Chemicals are injected through the tubing to targeted zones. The result is improved production from treatment of downhole corrosion, scale, paraffin and salt build-up in flowing wells. Natural gas wells with low bottom pressures can experience fluid accumulation in the tubing and well bore. This injection system can inject a foaming agent which lightens the fluids allowing them to flow out of the well. Additionally, corrosion inhibitors can be introduced to reduce corrosion in the well.

We do not provide the chemicals injected into the well. We sell or rent the tubing and charge a fee for its installation, servicing and removal, which includes the crew and associated equipment. We have 8 units operating in Texas, one in Mexico and one in the Middle East under a services agreement with a multinational oil company. There are three other significant competitors in the market. These include Weatherford, which we believe has five units, and two private companies, Capcoil Tubing Services, Inc. and Dyna-Coil, which we believe have approximately 25 units in total.

We believe the use of chemical injection services such as those provided by Downhole has significant growth potential. For the 11 months ended November 30, 2004, immediately prior to the acquisition, Downhole had revenues of approximately $4.8 million, and had revenues of $3.8 million for the 12 months ended December 31, 2003. We plan to further expand the presence of Downhole in the international markets and in the domestic oil and gas industry through joint marketing efforts with our other business segments. In addition, we believe the acquisition of Downhole will provide us a platform to facilitate offering other services to the production services segment of the energy industry. These services may be developed internally or obtained through acquisition of other production services companies.

The operations of Safco and Downhole have been aggregated into our Other Services segment. This segment had revenues of $987,000 and a loss from operations of $67,000 for the period ended December 31, 2004.

CYCLICAL NATURE OF EQUIPMENT RENTAL AND SERVICES INDUSTRY

The oil and gas equipment rental and services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and the domestic supply and demand for natural gas. The peaks and valleys of demand are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies. The increased capital expenditures also ultimately result in greater production, which, historically, has resulted in reduced prices.

After experiencing a strong market throughout most of 2000 and the first half of 2001, the energy services industry experienced a significant drop-off due to lower demand for hydrocarbons (particularly natural gas), which we believe was largely a function of the U.S. recession, a warm winter in that period and increased inventory levels. This trend continued for most of 2002; however, in the fourth quarter of 2002, the market experienced an increase in demand due to a colder than expected winter and decreased natural gas inventory levels. Demand for our services was strong throughout 2003 and 2004. Management believes demand will remain strong throughout 2005 due to high oil prices and increased demand and declining production costs for natural gas as compared to other energy sources. Because of these market fundamentals for natural gas, management believes the long-term trend of activity in the oilfield services market is favorable; however, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

CUSTOMERS

Our customers have primarily been the major and independent oil and gas companies operating in the U.S. and Mexico. In 2004, Matyep in Mexico represented 11.0.% of our consolidated revenues and Burlington Resources Inc. represented 10.1%. In 2003, Matyep, Burlington Resources Inc. and El Paso Energy Corporation represented 10.1%, 11.1% and 13.8%, respectively, of our revenues. Our inability to replace our larger existing customers if not offset by sales to new or other existing customers could have a material adverse effect on our operations.

COMPETITION

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

BACKLOG

We do not have a significant backlog of orders because our customers utilize our services on an as-needed basis without significant on-going commitments.

EMPLOYEES

Our strategy is to acquire companies with strong management and to enter into long-term employment contracts with key employees in order to preserve customer relationships and assure continuity following acquisition. We believe we have good relations with our employees, none of whom are represented by a union. We actively train employees across various functions, which we believe is crucial to motivate our workforce and maximize efficiency. Employees showing a higher level of skill are trained on the more technically complex equipment and given greater responsibility. All employees are responsible for on-going quality assurance. At December 31, 2004, we had 261 employees.

EXECUTIVE OFFICERS

The names of our current executive officers, and certain information about them, are set forth below. Subject to the terms of certain written employment agreement, our officers serve at the will of our board of directors.

NAME                           AGE       POSITION
Munawar H. Hidayatallah        60        Munawar H. Hidayatallah has served as our Chairman of the board of directors and Chief Executive Officer since May 2001, and was President from May 2001 through February 2003. Mr. Hidayatallah was Chief Executive
                                         Officer of OilQuip Rentals, Inc., which merged with us in May 2001, from its formation in February 2000 until the date of the merger. From
                                         December 1994 until August 1999, Mr. Hidayatallah was the Chief Financial
                                         Officer and a director of IRI International, Inc., which was acquired by
                                         National Oilwell, Inc. in early 2000. IRI International, Inc.
                                         manufactured, sold and rented oilfield equipment to the oilfield and natural gas exploration and production sectors. From August 1999 until
                                         February 2000, Mr. Hidayatallah worked as a consultant to IRI
                                         International, Inc. and Riddell Sports Inc.

David Wilde                    50        Mr. Wilde became our President and Chief Operating Officer in February
                                         2005. David Wilde was President and Chief Executive Officer of Strata
                                         from October 2003 through February 2005 and served as Strata's President and Chief Operating Officer from July 2003 until October 2003. From
                                         February of 2002 until July 2003 Mr. Wilde was our Executive Vice
                                         President of Sales and Marketing. From May 1999 until February 2002, Mr.
                                         Wilde served as Sales and Operations Manager of Strata's Gulf Coast
                                         Division. From March 1998 until May 1999 Mr. Wilde was Sales Manager at
                                         Strata. Mr. Wilde has more than 25 years experience in the drilling sector of the oil service industry and 21 years experience in the directional and horizontal drilling and rental tool business.

Victor M. Perez                52        Mr. Perez became our Chief Financial Officer in August 2004. From July
                                         2003 to July 2004 Mr. Perez was a private consultant engaged in corporate and international finance advisory. From February 1995 to June 2003 Mr.
                                         Perez was Vice President and Chief Financial Officer of Trico Marine
                                         Services, Inc. a marine transportation company serving the offshore energy industry. Mr. Perez was Vice President of Corporate Finance with
                                         Offshore Pipelines, Inc., an oilfield marine construction company, from
                                         October 1990 to January 1995 when that company merged with a subsidiary of McDermott International. Mr. Perez also has 15 years experience in international and energy banking. Mr. Perez is a director of Safeguard
                                         Security Holdings.

Todd C. Seward                 42        Mr. Seward has served as our Chief Accounting Officer since September
                                         2002 and from October 2001 through September 2002 served as our Corporate
                                         Controller. Mr. Seward was Secretary from May 2004 through January 2005.
                                         From February 2000 to October 2001, Mr. Seward was an Executive
                                         Accounting Consultant where he served as a Regional Controller for Cemex, the world's third largest cement company. From February 1997 until
                                         February 2000, Mr. Seward served as Director of Finance for APS Holdings,
                                         Inc., a $750 million consumer branded auto parts distributor and reseller. Mr. Seward has 16 years of experience in all aspects of accounting, financial and treasury management.

Terrence P. Keane              52        Terrence P. Keane has served as President and Chief Executive Officer of
                                         AirComp, LLC since its formation on July 1, 2003, and served as a consultant to M-I, LLC in the area of compressed air drilling from July
                                         2002 until June 2003. From March 1999 until June 2002, Mr. Keane served as Vice President and General Manager - Exploration, Production and
                                         Processing Services for Gas Technology Institute where Mr. Keane was responsible for all sales, marketing, operations and research and development of the exploration, production and processing business unit.
                                         For more than ten years prior to joining the Gas Technology Institute,
                                         Mr. Keane had various positions with Smith International, Inc., Houston
                                         Texas, most recently in the position of Vice President Worldwide
                                         Operations and Sales for Smith Tool.

David K. Bryan                 47        Mr. Bryan has served as President and Chief Operating Officer of Strata since February 2005. Mr. Bryan served as Vice President of Strata from
                                         June 2002 until February 2005. From February 2002 to June 2002 he served as General Manager, and from May 1999 through February 2002, Mr. Bryan served as Operations Manager of Strata. Mr. Bryan has been involved in the directional drilling sector since 1979.

Theodore F. Pound III          50        Theodore F. Pound III became our general counsel in October 2004 and was elected Secretary in January 2005. For ten years prior to joining us, he was in private practice at the law firm of Wilson, Cribbs & Goren, P.C.
                                         in Houston Texas. Mr. Pound has practiced law for more than twenty-four years. Mr. Pound has served as lead counsel to the Company in each of its acquisitions beginning in 2001.

INSURANCE

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

FEDERAL REGULATIONS AND ENVIRONMENTAL MATTERS

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Because we provide services to companies producing oil and gas, which are toxic substances, we may become subject to claims relating to the release of such substances into the environment. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on us, it is possible that an environmental claim could arise that could cause our business to suffer. We do not anticipate any material expenditures to comply with environmental regulations affecting our operations.

In addition to claims based on our current operations, we are from time to time subject to environmental claims relating to our activities prior to our bankruptcy in 1988 (See, "Legal Proceedings").

INTELLECTUAL PROPERTY RIGHTS

Except for our relationships with our customers and suppliers described above, we do not own any patents, trademarks, licenses, franchises or concessions which we believe are material to the success of our business. As part of our overall corporate strategy to focus on our core business of providing services to the oil and gas industry and to increase stockholder value, we are investigating the sale or license of our worldwide rights to trade names and logos for products and services outside the energy sector.

ITEM 2.   PROPERTIES

To support our compressed air drilling operations, we lease an approximately 6,000 square foot facility in Grand Junction, Colorado, which includes offices, shop and a warehouse; an approximately 10,000 square foot facility in Farmington, New Mexico, which includes offices, shop and a warehouse, a yard in Fort Stockton, Texas and a 4,000 square foot shop in Carlsbad, New Mexico.

To support our casing and tubing operations, we own facilities located in Edinburg, Texas on approximately 8 acres. One building has approximately 5,000 square feet of office space, 5,000 square feet of additional expansion capacity and 2,500 square feet of storage capability. Additionally, there is a 10,000 square foot mechanical repair, tool storage and maintenance facility. In addition, we lease yards located in Victoria and Pearsall, Texas. The yard in Pearsall is owned by Jens Mortensen, who is one of our directors.

To support our directional drilling operations, we lease office space and a shop in Houston, Texas. To support our production services operations we lease office space and shops located in Midland and Corpus Christi, Texas.

We maintain our principal executive offices in Houston, Texas.

ITEM 3.   LEGAL PROCEEDINGS

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

Subsequent to our bankruptcy reorganization, the EPA and state environmental protection agencies have in certain cases asserted we are liable for cleanup costs or fines in connection with several hazardous waste disposal sites containing products manufactured by us prior to consummation of the Plan of Reorganization. In each instance, we have taken the position that the cleanup cost or other liabilities related to these sites were discharged in the bankruptcy, and the cases have been disposed of without material cost. A number of Federal Courts of Appeal have issued rulings consistent with this position and based on such rulings we believe that we will continue to prevail in our position that our liability to the EPA and third parties for claims for environmental cleanup costs that had pre-petition triggers have been discharged. A number of claimants have asserted claims for environmental cleanup costs that had pre-petition triggers, and in each event, the A-C Reorganization Trust, under its mandate to provide Plan of Reorganization implementation services to us, has responded to such claims, generally, by informing claimants that our liabilities were discharged in the bankruptcy. We have been informed by the Reorganization Trust that in the past each of such claims has been disposed of without material cost. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

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

We have been advised that the A-C Reorganization Trust will be terminated and its assets distributed during 2005, and as a result we will assume the responsibility of responding to claimants and to the EPA and state agencies previously undertaken by the A-C Reorganization Trust. However, we have been advised by the A-C Reorganization Trust that its cost of providing these services has not been material in the past, and therefore we do not expect to incur material expenses as a result of responding to such requests. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

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

Mountain Compressed Air, Inc. was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Compressed Air, Inc. acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the Note), on the basis that Mountain Compressed Air has failed to provide financial statements required by the note. We agreed to settle the action by paying to the plaintiff $1.0 million in cash, and agreeing to pay to the plaintiff an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims.

The Company is involved in various other legal proceedings in the ordinary course of businesses. The legal proceedings are at different stages; however, the Company believes that the likelihood of material loss relating to any such legal proceeding is remote.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 29, 2004 at the 2004 Annual Meeting of Stockholders (the "Annual Meeting") the stockholders approved an amendment to the 2003 Incentive Stock Plan to increase the number of shares with respect to which options and other awards may be granted under the plan from 1.2 million to 2.4 million. Over 75% of the stock present, in person or by proxy, approved the amendment to the plan.

At the Annual Meeting, stockholders approved the change of the company's name to "Allis-Chalmers Energy Inc." The name change was approved by more than a majority of the outstanding shares of common stock. In addition, we disclosed such proposal in our proxy statement filed with the Commission. The name change became effective in January 2005.

At the Annual Meeting, stockholders approved the election of all members of the board of directors to serve for a term of one year and until their successors are elected and take office.

At the Annual Meeting, stockholders ratified the appointment of UHY Mann Frankfort Stein & Lipp CPAs, LLP as our independent public accountants to audit our financial statements for fiscal year ending December 31, 2004. The following table sets forth the votes for, against and abstaining, and broker non-votes with respect to each director and each other proposal considered at the annual meeting.

ELECTION OF DIRECTORS                                                          Votes: 6,145,016

                                                                                                    BROKER
NAME                                       DIRECTOR SINCE         FOR         AGAINST    ABSTAIN    NON-VOTES
--------------------------                 --------------         ---------   -------    -------    ---------
David A. Groshoff                          October 1999           6,144,996        0          20       0
Munawar H. Hidayatallah                    May 2001               6,144,577        0         439       0
John E. McConnaughy, Jr.                   May 2004               6,144,992        0          24       0
Jens H. Mortensen                          February 2003          6,144,582        0         434       0
Robert E. Nederlander                      May 1989               6,144,572        0         444       0
James W. Spann (1)                         February 2002          6,144,581        0         435       0
Leonard Toboroff                           May 1989               6,144,577        0         439       0
Thomas O. Whitener, Jr.                    February 2002          6,144,582        0         434       0
Christina E. Woods (1)                     March 2004             6,144,581        0         435       0

Proposal to Amend 2003 Incentive Stock Plan                       5,266,861    2,398     875,757       0
Proposal to Amend Certificate of Incorporation to Change Names    6,144,991       11          14       0
Proposal to Ratify Selection of Independent Public Accountants    6,144,909       11          96       0

(1) Christina E. Woods and James W. Spann resigned as directors effective January 14, 2005. Ms. Woods was a member of the Audit Committee of the Board of Directors.

On January 14, 2005, our Board of Directors elected Jeffrey R. Freedman, Victor
F. Germack and Thomas E. Kelly as directors to fill vacancies on the Board of Directors. Mr. Kelly has been appointed to the Compensation Committee of the Board of Directors, replacing Saeed M. Sheikh, who resigned as a director in December 2004, and Mr. Germack has been appointed to the Audit Committee of the Board of Directors, replacing Ms. Woods.

We have a Stockholders Agreement dated April 2, 2004, whereby Energy Spectrum Partners, LP has the right to designate three nominees to the Board of Directors as long as Energy Spectrum holds certain amounts of Common Stock of Company. Two of Energy Spectrum's nominees resigned effective January 14, 2005 (See Item 5.02(b)of Form 8-K dated January 21, 2005). Energy Spectrum has notified us that it will designate only one of director unless and until it notifies us of its determination to reassert its right to designate two additional directors.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET PRICE INFORMATION

Since September 13, 2004, our common stock has been traded on the American Stock Exchange under the symbol "ALY." Prior to September 13, 2004, our common stock was quoted on the OTC Bulletin Board and traded only sporadically. The following table sets forth, for periods prior to September 13, 2004, volume and high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, during the periods indicated, and for periods since September 13, 2004, volume and high and low sale prices of our common stock on the American Stock Exchange. The quotations set forth below for periods prior to September 13, 2004 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Effective June 10, 2004, we effected a one-to-five reverse stock split. Share prices for periods prior to June 10, 2004, set forth below have been adjusted to give retroactive effect to the reverse stock split.

CALENDAR QUARTER                                HIGH       LOW        VOLUME
-------------------------------------------------------------------------------
  2002                                                            (# OF SHARES)
     First Quarter.........................     6.25      2.00        47,960
     Second Quarter........................    10.00      3.75         6,220
     Third Quarter.........................     7.00      3.75         3,080
     Fourth Quarter........................     5.05       .60        48,620
  2003
     First Quarter.........................     4.50       .55         7,660
     Second Quarter........................     5.00      2.25         6,260
     Third Quarter.........................     4.50      2.60         4,300
     Fourth Quarter........................     6.00      2.60        12,804
  2004
     First Quarter.........................    10.05      2.55        13,262
     Second Quarter........................    10.25      4.25        36,223
     Third Quarter.........................     9.75      4.75       130,000
     Fourth Quarter........................     5.40      3.25     1,315,100
  2005
     First Quarter ........................     7.25      3.64     1,362,400
     Second Quarter (through April 12, 2005)    5.14      4.45        70,300
HOLDERS. As of April 12, 2005, there were approximately 2,100 holders of record of our common stock. On April 12, 2005, the last sale price for our common stock reported on the American Stock Exchange was $4.70 per share.

RECENT SALES OF UNREGISTERED SECURITIES. In 2004, the Company effected offerings of its common stock that were exempt from the Securities Act of 1933 as set forth below. All references to numbers of shares below have been adjusted to give retroactive effect to a one-to-five reverse stock split effected on June 10, 2004.

On December 10, 2004, we issued 568,466 shares of our common stock in connection with the acquisition of Downhole Injection Services, LLC. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission promulgated pursuant to Section 4(2) of the Act.

On May 24, 2004, we issued 3,000 shares of our common stock to Jeffrey R. Freedman upon the exercise of a warrant, for an exercise price of $2,250 or $0.75 per share. The transaction was exempt from the registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

On September 30, 2004, we issued 1,300,000 shares of our common stock to Jens H. Mortensen, a director, pursuant to a merger between Jens' Oilfield Service, Inc. and a newly formed subsidiary of the Company. As a result of the merger, we acquired Mr. Mortensen's 19% interest and now own 100% of Jens' Oilfield Service, Inc. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

In September 2004, we completed a private placement of 1,956,634 shares of our common stock to the following investors: Basic Energy Limited; Milton H. Dresner Revocable Living Trust; Joseph S. Dresner; J. Steven Emerson Roth IRA; Waverly Limited Partnership; Rosebury, L.P.; Meteoric, L.P.; Barbara C. Crane; Bristol Investment Fund, Ltd.; L.H. Schmieding; Meadowbrook Opportunity Fund LLC; and Kenneth Malkes. Pursuant to the terms of a stock purchase agreement dated August 10, 2004, we sold to the selling stockholders an aggregate of 1,956,634 shares of common stock at a price per share of $3.00. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission promulgated pursuant to Section 4(2) of the Act.

In August 2004 we completed a private placement of 3,504,667 shares of our common stock to the following investors: J. Steven Emerson Roth IRA, Bear Stearns Securities Corp., Custodian; J. Steven Emerson IRA RO II, Bear Stearns Securities Corp., Custodian; Emerson Partners, Bear Stearns Securities Corp, Custodian; GSSF Master Fund, LP; Gerald Lisac IRA C/O Union Bank of California, Custodian; May Management, Inc.; Micro Cap Partners, L.P.; MK Employee Early Stage Fund, L.P.; Morgan Keegan Early Stage Fund, L.P.; Palo Alto Global Energy Fund, L.P.; RRCM Onshore I, L.P.; Earl Schatz, IRA C/O Union Bank of California, Custodian; Strauss Partners, L.P., Strauss-GEPT Partners, LP;; UBTI Free, L.P.; U.S. Bank NA as Custodian of the Holzman Foundation; U.S. Bank NA as Trustee of the Reliable Credit Association Inc. Pension & Trust; and U.S. Bank NA as Trustee of the Reliable Credit Association Inc. Profit Sharing Plan & Trust. Pursuant to the terms of a stock purchase agreement dated September 29, 2004, we sold to the selling stockholders an aggregate of 3,504,667 shares of common stock at a price per share of $3.00. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission promulgated pursuant to Section 4(2) of the Act.

In May 2004, we issued a warrant to purchase 20,000 shares of our common stock at an exercise price of $4.65 per share to Jeffrey Freedman in consideration of financial advisory services to be provided by Mr. Freedman pursuant to a consulting agreement. The warrants expire in May 2009. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

In April 2004, we completed a private placement of 620,000 shares of common stock and warrants to purchase 800,000 shares of common stock to the following investors: Christopher Engel; Donald Engel; the Engel Investors Defined Benefit Plan; RER Corp., a corporation wholly-owned by director Robert Nederlander; and Leonard Toboroff, a director. Each investor is a selling stockholder. The investors invested $1,550,000 in exchange for 620,000 shares of common stock for a purchase price equal to $2.50 per share, and invested $450,000 in exchange for warrants to purchase 800,000 shares of common stock at an exercise price of $2.50 per share, expiring on April 1, 2006. Concurrently with this transaction, Energy Spectrum Partners LP, the holder of all outstanding shares of our Series A Preferred Stock, converted all such shares, including accrued dividend rights, into 1,718,090 shares of common stock. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission promulgated pursuant to Section 4(2) of the Act.

In April 2004 we issued warrants to purchase 20,000 shares of common stock to Wells Fargo Credit, Inc., in connection with the extension of credit by Wells Fargo Credit, Inc. The Warrants are exercisable at $0.75 per share and expire in April 2014. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

In March 2004, we issued a warrant to purchase 340,000 shares of our common stock at an exercise price of $2.50 per share to Morgan Joseph & Co., Inc. in consideration of financial advisory services to be provided by Morgan Joseph pursuant to a consulting agreement. The warrants expire in February 2009. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

DIVIDENDS. No dividends were declared or paid during the past three years, and no dividends are anticipated to be declared or paid in the foreseeable future. Our credit facilities restrict our ability to pay dividends on our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                      Number of securities
                                        securities to be          Weighted
                                           issued upon             average        Number of securities
                                           exercise of            price of        remaining available
                                           outstanding           outstanding      for future issuance
                                        options, warrants     options, warrants      under equity
PLAN CATEGORY                              and rights            and rights       compensation plans
--------------------------------      ---------------------   -----------------   ------------------
Equity compensation plans
    approved by security holders            1,215,000               $2.94              1,185,000

Equity compensation plans not
    approved by security holders              404,800               $2.05                     --
                                            ---------               -----              ---------
Total                                       1,619,800               $2.72              1,185,000

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS:

These plans comprise the following:

In 1999 and 2000, the Board compensated former and continuing Board members who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 4,800 shares of common stock were granted with an exercise price of $13.75. These options vested immediately and expire in March 2010. None of these options have been exercised.

On May 31, 2001, our Board granted to one of our directors, Leonard Toboroff, an option to purchase 100,000 shares of common stock at $2.50 per share, expiring in October 2011. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger of OilQuip Rentals, Inc. and the Company, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. None of these options have been exercised.

In February 2001, we issued warrants to purchase 233,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 67,000 shares of our common stock at an exercise price of $5.00 per share in connection with a subordinated debt financing. The warrants to purchase 233,000 shares were redeemed during December 2004 for $1.5 million. The remaining warrants are currently outstanding and expire in February 2011.

ITEM 6.   SELECTED FINANCIAL DATA.

                    SELECTED HISTORICAL FINANCIAL INFORMATION

The following selected historical financial information for each of the five years ended December 31, 2004, has been derived from our audited consolidated financial statements and related notes. This information is only a summary and should be read in conjunction with material contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with our financial statements included elsewhere. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," we have during the past four years effected a number of business combinations and other transactions that materially affect the comparability of the information set forth below.

                                                         Year Ended December 31,
                                                  (in thousands, except per share data)

                                            2004        2003         2002        2001       2000
                                          --------   ----------   ---------   ---------   -------
                                                     (Restated)
                                                       STATEMENT OF OPERATIONS DATA

Revenues                                  $ 47,726   $   32,724   $ 17,990    $  4,796    $   --
Income (loss) from operations             $  4,227   $    2,625   $ (1,072)   $ (1,433)   $ (627)
Net income (loss) from continuing
  operations                              $    888   $    2,927   $ (3,969)   $ (2,273)   $ (627)
Net income (loss) attributed to
  common stockholders                     $    764   $    2,271   $ (4,290)   $ (4,577)   $ (627)

Per Share Data:
Net Income (loss) from continuing
  operations per common share:
Basic                                     $   0.10   $     0.58   $  (1.14)   $  (2.88)   $(7.84)
Diluted                                   $   0.07   $     0.39   $  (1.14)   $  (2.88)   $(7.84)

Weighted average number of common
shares outstanding:
Basic                                        7,930        3,927      3,766         790        80
Diluted                                     11,959        5,761      3,766         790        80

                                                       CONSOLIDATED BALANCE SHEET DATA

                                                               December 31,
                                                  (in thousands, except per share data)
                                            2004        2003        2002        2001       2000
                                          --------   ----------   --------    --------    ------
                                                     (Restated)
Total Assets                              $ 80,192   $   53,662   $ 34,778    $ 12,465    $2,360
Long-term debt classified as:
   Current                                $  5,541   $    3,992   $ 13,890    $  1,023    $   --
   Long-Term                              $ 24,932   $   28,241   $  7,331    $  6,833    $   --
Redeemable convertible
Preferred stock                                 --   $    4,171   $  3,821    $     --    $   --
Stockholders' Equity                      $ 35,109   $    4,541   $  1,009    $  1,250    $2,348

Book value per share                      $   4.43   $     1.16   $   0.27    $   1.58    $29.35

ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR SELECTED HISTORICAL FINANCIAL DATA AND OUR ACCOMPANYING FINANCIAL STATEMENTS AND THE NOTES TO THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS DOCUMENT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED ABOVE UNDER "RISK FACTORS."

OVERVIEW OF OUR BUSINESS

We provide services and equipment to the oil and gas drilling industry. Our customers are principally small independent and major oil and gas producers engaged in the exploration and development of oil and gas wells. Our operations are conducted principally in the Texas Gulf Coast, offshore in the United States Gulf of Mexico, West Texas, and the Rocky Mountain regions of New Mexico, Colorado, and Oklahoma. We also operate in Mexico through a Mexican partner.

We provide casing and tubing handling services and drilling services, which includes our directional drilling services segment and compressed air drilling services segment. Our casing and tubing services segment supplies specialized equipment and trained operators to install casing and tubing, change out drill pipe and retrieve production tubing for both onshore and offshore drilling and workover operations. Our directional drilling operations provide directional, horizontal and "measure while drilling" services to oil and gas companies operating both onshore and offshore in Texas and Louisiana. Our compressed air drilling segment provides compressed air and related products and services for the air drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries. As a result of two acquisitions completed in September and December of 2004, we are also engaged in providing oilfield rental tools, principally renting spiral drill pipe to oil and gas operators and providing downhole production services. Our production services business provides techniques, chemical processes and related services to increase production from existing wells. The operations from the rental tools and production services have been aggregated into the Other Services segment as of December 31, 2004. We plan to broaden the geographic regions in which we operate and to expand the types of services and equipment we provide to the oil and gas drilling industry.

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

The number of working drilling rigs is an important indicator of activity levels in the oil and gas industry, typically referred to as the "rig count." The rig count in the U.S. increased from 862 as of December 31, 2002 to 1,126 on December 31, 2003, according to the Baker Hughes rig count. According to the Baker Hughes rig count, the directional and horizontal rig counts increased from 283 as of December 31, 2002 to 381 on December 31, 2003, which accounted for 32.8% and 33.8% of the total U.S. rig count, respectively. As of December 31, 2004, this trend has continued, with directional and horizontal rigs climbing to 440, which was 35.4% of the 1,243 total U.S. rig count on such date.

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

Prior to May 2001, we operated primarily through Houston Dynamic Services, Inc., which conducted a machine repair business. In May 2001, as part of a strategy to acquire and develop businesses in the natural gas and oil services industry, we consummated a merger in which we acquired 100% of the capital stock of OilQuip Rentals, Inc., which owned Mountain Compressed Air, Inc., which provided compressed air drilling services. In December 2001, we disposed of Houston Dynamic Service, Inc., and in February 2002, we acquired substantially all of the capital stock of Strata Directional Technology, Inc. and approximately 81% of the capital stock of Jens' Oilfield Service, Inc. In July 2003, through Mountain Compressed Air, we entered into a limited liability company operating agreement with M-I L.L.C., a joint venture between Smith International and Schlumberger N.V. to form a Texas limited liability company named AirComp LLC. We own 55% and M-I owns 45% of AirComp. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003. In September 2004, we acquired the remaining 19% of Jens' Oilfield Service, Inc. In September 2004 we acquired Safco Oil Field Products, Inc. In November 2004 AirComp acquired substantially all of the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., L.L.C. In December 2004, we acquired Downhole Injection Services, LLC.

We effected a reverse stock split on June 10, 2004. As a result of the reverse stock split, every five shares of our common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,276,015 and reduced the number of stockholders from 6,070 to 2,140. Prior to September 13, 2004, our common stock traded on the OTC Bulletin Board. On September 13, 2004, our common stock began trading on the American Stock Exchange.

RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SEC Staff Accounting Bulletin ("SAB") No. 51 "Accounting for Sales of Stock by a Subsidiary". Consequently, we have restated our financial statements for the year ended December 31, 2003, as described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004. All financial statements for 2003 and for the first three quarters of 2004 presented in this Form 10K have been restated.

RESULTS OF OPERATIONS

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

In September 2004, we acquired the remaining 19% of Jens' Oilfield Service, Inc. and we acquired Safco Oil Field Products, Inc. In November 2004, AirComp acquired substantially all of the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., LLC, and in December 2004, we acquired Downhole Injection Services, LLC. We consolidated the results of these acquisitions from the day they were acquired.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Our revenues for the year ended December 31, 2004 were $47.7 million, an increase of 45.9% compared to $32.7 million for the year ended December 31, 2003. Revenues increased due to increased demand for our services due to the general increase in oil and gas drilling activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel, which increased our capacity and market presence. Additionally, our compressed air drilling services revenues in 2004 increased compared to the 2003 year due to the inclusion, for a full year in 2004, of the business contributed by M-I in connection with the formation of AirComp in July 2003 and the acquisition of Diamond Air and Marquis Bit (collectively "Diamond Air") on November 1, 2004. We have consolidated AirComp into our financial statements beginning with the quarter ended September 30, 2003. Also contributing to the increase in revenues was an increase in Mexico revenues at our casing and tubing services segment, which was offset in part by a decrease in domestic revenues for this segment due to increased competition for casing and tubing services in South Texas. Finally in the second half of 2004, we acquired Safco, our rental tools subsidiary, as of September 1, and as of December 1, 2004, we acquired Downhole, our production services subsidiary.

Our gross profit for the year ended December 31, 2004 increased 42.5% to $12.4 million, or 26.0% of revenues, compared to $8.7 million, or 26.6 % of revenues for the year ended December 31, 2003, due to the increase in revenues in the directional drilling services segment, the compressed air drilling services segment and from Mexico, which more than offset lower revenues and higher costs in our domestic casing and tubing segment. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.

General and administrative expense was $8.0 million in the 2004 period compared to $6.2 million for 2003. General and administrative expense increased in 2004 due to additional expenses associated with the inclusion of AirComp for a full year, the acquisitions completed in the second half of 2004, and the hiring of additional sales and administrative personnel at each of our subsidiaries. General and administrative expense also increased because of increased professional fees and other expenses related to our financing and acquisition activities, including the listing of our common stock on the American Stock Exchange, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 16.7% in 2004 and 18.8% in 2003.

Depreciation and amortization was $3.6 million for the year ended December 31, 2004 compared to $2.9 million for the year ended December 31, 2003 due to the inclusion of AirComp for a full year and the increase in our assets resulting from our capital expenditures and the acquisitions completed in 2004.

Income from operations for the year ended December 31, 2004 totaled $4.2 million, a 61.5% increase over the $2.6 million in income from operations for the prior year, reflecting the increase in our revenues and gross profit, offset in part by an increase in general and administrative expense and amortization. Income from operations in the year ended December 31, 2004 includes $188,000 in additional accrued expense for post-retirement medical benefits pursuant to the Plan of Reorganization. The increase in this accrued expense was based on the present value of the expected retiree benefit obligations as determined by a third party actuary. Income from operations for the 2003 year includes income of $99,000 which resulted from a reduction in projected post-retirement benefits based on the third party actuary at the end of 2003. (Please refer to Note 3 - "Pension and Post Retirement Benefit Obligations").

Our interest expense increased to $2.8 million in 2004, compared to $2.5 million for the prior year, in spite of the decrease in out total debt. Interest expense in 2004 includes $359,000 in warrant put amortization including the retirement of warrants in connection with the prepayment, in December 2004, of our $2.4 million 12.0% subordinated note. Interest expense in 2003 includes $216,000 in connection with the acceleration, in 2003, of the amortization of a put obligation related to subordinated debt at Mountain Compressed Air. The subordinated debt including accrued interest was paid off in connection with the formation of AirComp in 2003.

Minority interest in income of subsidiaries for the 2004 year was $321,000 compared to $343,000 for the 2003 year. The increase in net income at AirComp was offset in part by the elimination of minority interest in Jens', which was 19%-owned by director Jens Mortensen until September 30, 2004.

We had net income attributed to common stockholders of $764,000 for the year ended December 31, 2004 compared to net income attributed to common stockholders of $2.3 million for the year ended December 31, 2003. In 2003, we recognized a non-operating gain on sale of an interest in a subsidiary in the amount of $2.4 million in connection with the formation of AirComp, and recognized a one-time gain of $1.0 million in the third quarter of 2003 as a result of settling a lawsuit against the former owners of Mountain Air Drilling.

The following table compares revenues and income from operations for each of our business segments for the years ended December 31, 2004 and December 31, 2003. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                                            Revenues                  Income (Loss) from Operations
                                              -------------------------------------   ----------------------------------
                                                 2004          2003        Change        2004         2003       Change
                                              -----------   ----------   ----------   -----------  -----------  ---------
                                                                             (in thousands)
Casing and tubing services                    $    10,391   $   10,037   $      354   $    3,217   $    3,628   $   (411)
Directional drilling services                      24,787       16,008        8,779        3,061        1,103      1,958
Compressed air drilling services                   11,561        6,679         4882        1,169           17      1,152
Other services                                        987           --          987          (67)          --        (67)
General corporate                                      --           --           --       (3,153)      (2,222)      (931)
                                              -----------   ----------   ----------   -----------  -----------  ---------
Total                                         $    47,726   $   32,724   $   15,002   $    4,227   $    2,526   $  1,701
                                              ===========   ==========   ==========   ===========  ===========  =========

CASING AND TUBING SERVICES SEGMENT

Revenues for the year ended December 31, 2004 for the casing and tubing services segment were $10.4 million, an increase of 4.0% from the $10.0 million in revenues for the year ended December 31, 2003. Revenues from domestic operations decreased from $6.7 million in 2003 to $5.2 million in the 2004 year as a result of increased competition in South Texas, resulting in fewer contracts awarded to us and lower pricing for our services. Revenues from Mexican operations, however, increased from $3.7 million in 2003 to $5.1 million in the 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations decreased by 11.1% to $3.2 million in 2004 from $3.6 million in 2003. The decrease in this segment's revenues and operating income is due to the decrease in revenues from domestic operations and increases in wages and benefits domestically, which was partially offset by increased revenues from Mexico.

DIRECTIONAL DRILLING SERVICES SEGMENT

Revenues for the year ended December 31, 2004 for our directional drilling services segment were $24.8 million, an increase of 55.0% from the $16.0 million in revenues for the year ended December 31, 2003. Income from operations increased by 181.8% to $3.1 million for the year ended December 31, 2004 from $1.1 million for 2003. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas and the addition of operations and sales personnel which increased our capacity and market presence. Increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues and cost savings as a result of purchases, in late 2003 and in 2004, of most of the down-hole motors used in directional drilling. Previously we had leased these motors.

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $11.6 million for the year ended December 31, 2004, an increase of 73.1% compared to $6.7 million in revenues for the year ended December 31, 2003. Income from operations increased to $1.2 million in 2004 compared to income from operations of $17,000 in 2003. Our compressed air drilling revenues and operating income for the 2004 year increased compared to the prior year due to the inclusion, for a full year in 2004, of the business contributed by M-I, in connection with the formation of AirComp in July 2003, and the acquisition of Diamond Air as of November 1, 2004.

OTHER SERVICES SEGMENT

Revenues for this segment consist of Safco's rental tool business, beginning September 1, 2004, and Downhole's production services beginning December 1, 2004, the effective date of their respective acquisitions. Revenues for this segment were $987,000 with a loss from operations of $67,000. It is our plan to grow in these businesses thereby improving profitability as we increase our market presence and our critical mass.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Our gross profit for the year ended December 31, 2003 was $8.7 million, or 26.6% of revenues, compared to $3.4 million, or 18.9 % of revenues for the year ended December 31, 2002, due to increased utilization of our equipment and personnel and increased pricing in each of our business segments due to the increase in industry activity. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues. Gross profit as a percentage of revenues has increased as a result of higher revenues and better pricing for our services.

General and administrative expenses were $6.2 million, or 18.9% of revenues, in 2003 compared to $3.8 million, or 21.1% of revenues, in 2002. The increase in general and administrative expenses in absolute terms was due to the inclusion of general and administrative expenses for AirComp, which created a larger operation compared to our previous Mountain Air subsidiary, the hiring of additional sales force and operations personnel due to the improvement in the oil and gas drilling market, and the inclusion of the operations of our casing and tubing services and directional drilling services segments for a full year in 2003.

Depreciation and amortization expenses increased to $2.9 million in 2003 compared to $2.6 million in 2002, due to the formation of AirComp in July 2003, and the acquisition of our casing and tubing services and directional drilling services segments in February 2002.

Income from operations for the year 2003 totaled $2.6 million reflecting the general increase in oil and gas drilling activity and the inclusion of revenues and operating income contributed by M-I through the formation of AirComp in July 2003. In the comparable period of 2002, we incurred an operating loss of $1.0 million. During the third quarter of 2002, we reorganized in order to contain costs and recorded charges related to the reorganization in the amount of $495,000. These charges consisted of related payroll costs for terminated employees of $307,000, consulting fees of $113,000, and costs associated with a terminated rent obligation of $75,000. We also recorded one-time charges for costs related to abandoned acquisitions and an abandoned private placement in the amount of $233,000.

Interest expense increased to $2.5 million in 2003, compared to $2.3 million in the prior year due to increased debt associated with acquisitions completed in 2002, and debt associated with the formation of AirComp in July 2003.

Minority interest in income of subsidiaries for 2003 was $343,000 compared to $189,000 in 2002 due to the increase in the net income of our casing and tubing services subsidiary which until September 30, 2004, was owned 19% by Jens Mortensen; and the formation, in July 2003, of AirComp, which is owned 45% by M-I.

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

We had a net income attributed to common stockholders of $2.3 million, or $0.58 per common share, for the year ended December 31, 2003 compared with a net loss of ($4.3 million), or ($1.14) per common share, for the year ended December 31, 2002.

The following table compares revenues and income from operations for each of our business segments for the years ended December 31, 2003 and 2002. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                                             Revenues                    Income (Loss) from Operations
                                              -------------------------------------   -----------------------------------
                                                  2003         2002        Change         2003         2002       Change
                                              -----------   ----------   ----------   -----------  -----------  ---------
                                                                            (in thousands)
Casing and tubing services                    $    10,037   $    7,796   $    2,241   $    3,628   $    2,495   $  1,133
Directional drilling services                      16,008        6,529        9,479        1,103         (576)     1,679
Compressed air drilling services                    6,679        3,665        3,014           17         (945)       962
General corporate                                      --           --                    (2,222)      (2,144)       (78)
                                              -----------   ----------   ----------   -----------  -----------  ---------
Total                                         $    32,724   $   17,990   $   14,734   $    2,526   $   (1,170)  $  3,696
                                              ===========   ==========   ==========   ===========  ===========  =========

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

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service our debt and retire redeemable securities, to acquire and maintain equipment, for working capital and for acquisitions. Our primary sources of liquidity are borrowings under our revolving lines of credit, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $7.3 million at December 31, 2004 compared to $1.3 million at December 31, 2003 and compared to $146,000 at December 31, 2002.

OPERATING ACTIVITIES

In the year ended December 31, 2004, we generated $3.3 million in cash from operating activities compared to $1.9 million in cash from operating activities for the same period in 2003. Net income before preferred stock dividend for the year ended December 31, 2004 decreased to $888,000, compared to $2.9 million in the 2003 period. Revenues and income from operations increased in 2004 due to increased demand for our services due to the general increase in oil and gas drilling activity. Net income in 2003 includes a $1.0 million gain from the settlement of a lawsuit and a $2.4 million non-operating gain on sale of interest in AirComp. Non-cash additions to net income totaled $4.3 million in the 2004 period consisting of $3.6 million of depreciation and amortization, $334,000 of minority interest in the income of a subsidiary and $350,000 in amortization of discount on debt. Non-cash additions to net income in 2003 totaled $305,000, consisting of depreciation and amortization expense of $2.9 million, minority interest in the income of a subsidiary of $343,000 and amortization of discount on debt of $516,000, offset by the $3.4 million of non-cash gains.

During the year ended December 31, 2004, changes in working capital used $1.9 million in cash compared to a use of $1.3 million in cash in the 2003 period, principally due, in the 2004 period, to an increase of $2.3 million in accounts receivable, an increase of $638,000 in other current assets, and a decrease of $398,000 in accrued expenses and other liabilities, offset in part by an increase of $1.1 million in accounts payable, an increase of $299,000 in accrued interest and a decrease of $229,000 in lease receivable. Our accounts receivable increased by $2.3 million at December 31, 2004 due to the increase in our revenues in 2004. Current assets increased $638,000 due primarily to an increase in prepaid insurance premiums. Accounts payable increased by $1.3 million at December 31, 2004 due to the increase in our cost of sales associated with the increase in our revenues and the acquisitions completed in the fourth quarter of 2004.

For the year ended December 31, 2003, we generated $1.9 million in cash from operating activities compared to $2.2 million in cash from operating activities for the same period in 2002. Net income before preferred stock dividend for the 2003 period improved to $2.9 million, compared to a net loss of ($4.0 million) in the comparable 2002 period, due to the increase in revenues and income from operations in 2003 due to the general increase in oil and gas drilling activity and the inclusion of AirComp, our compressed air drilling subsidiary in July 2003. Net income for 2003 includes a $1.0 million gain from the settlement of a lawsuit and a $2.4 million non-operating gain on sale of interest in AirComp. Non-cash additions to net income totaled $305,000 in 2003, which is net of the $1.0 million non-cash gain from the settlement of a lawsuit and the $2.4 million non-operating gain on the sale of an interest in a subsidiary, compared to $3.4 million in non-cash additions in 2002, consisting principally of depreciation and amortization expense, including amortization of discount on debt, and minority interest in the income of a subsidiary.

During the year ended December 31, 2003, changes in working capital used $1.3 million in cash compared to changes in working capital which provided $2.8 million in cash in the 2002 period, principally due, in 2003, to an increase in accrued expenses of $1.7 million, an increase in accounts receivable and other current assets of $5.6 million, and an increase in accounts payable of $2.2 million. The increase in accrued expenses is due to a decrease in accrued interest of $126,000 due to the retirement of the subordinated debt carrying an interest rate of 12% and lower interest rates on other debt with variable interest rates, an increase in accrued expenses of $397,000 due to accrued motor costs and related expenses, and an increase in accrued employee benefits and payroll taxes of $1.3 million due to the payroll cycle ending at December 31, 2003. Accounts receivable increased $4.4 million due to an increase in revenues in our directional drilling services segment, our compressed air drilling services segment due to the inclusion of the business contributed by M-I to AirComp in July 2003, and our casing and tubing services segment. Other current assets decreased primarily because of the recovery of a lease deposit related to an equipment lease which was paid off in June 2003. Accounts payable increased by $2.3 million in the 2003 period due to increased costs related to increased revenues, and the inclusion of the accounts payable of AirComp in July 2003.

INVESTING ACTIVITIES

During the year ended December 31, 2004, we used $9.1 million in investing activities, consisting principally of capital expenditures of approximately $4.6 million, including $1.6 million to purchase equipment for our directional drilling services segment, approximately $1.2 million to purchase casing equipment and approximately $1.4 million to make capital repairs to existing equipment in our compressed air drilling services segment. During the 12 month period ended December 31, 2003, we used $4.5 million in investing activities, consisting of the purchases of equipment of $5.4 million, which was partially offset by the proceeds from the sale of equipment of $843,000. As of September 1, 2004 we completed, for $1.0 million, the acquisition of 100% of the outstanding stock of Safco. As of November 1, 2004, AirComp acquired substantially all the assets of Diamond Air for $4.6 million in cash and the assumption of approximately $450,000 of debt. We contributed our share of the purchase price, or $2.5 million, to AirComp in order to fund the purchase. Finally, effective December 1, 2004, we acquired Downhole for approximately $1.1 million in cash, 568,466 shares of our common stock and payment or assumption of $950,000 of debt.

Cash used in investing activities in 2002 was $8.5 million, due to the acquisitions of our Jens' and Strata subsidiaries for a total of $8.3 million, purchases of other equipment of $518,000, and proceeds from the sales of equipment of $367,000.

FINANCING ACTIVITIES

During the year ended December 31, 2004, financing activities provided a net of $11.8 million in cash. We received $16.9 million in net proceeds from the issuance of common stock, $8.2 million in borrowings under long-term debt facilities and a $689,000 increase in net borrowings under our revolving lines of credit. The proceeds were used to repay long-term debt totaling $13.5 million and to pay $391,000 in debt issuance costs. During the year ended December 31, 2003 financing activities provided a net of $3.8 million in cash. In 2003, we received $14.1 million from the issuance of long-term debt and $30.5 million from borrowings under our lines of credit. These proceeds were used to pay long-term debt in the amount of $10.8 million and make principal payments on outstanding borrowings under our lines of credit in the amount of $29.4 million. We also used $408,000 in cash for debt issuance costs in 2003. During the year ended December 31, 2002 financing activities provided a net of $6.3 million in cash. In 2002, we received $9.7 million from the issuance of long-term debt and $7.1 million from borrowings under our lines of credit. These proceeds were used to pay long-term debt in the amount of $4.1 million and make principal payments on outstanding borrowings under our lines of credit in the amount of $5.8 million. We also used $588,000 in cash for debt issuance costs in 2002.

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

On September 30, 2004, we issued 1.3 million shares of our common stock to Jens Mortensen, a director in exchange for his 19% interest in Jens'. As a result of this transaction, we now own 100% of Jens'. The total value of the consideration paid was $6.4 million, which was equal to the number of shares of common stock issued to Mr. Mortensen (1.3 million) multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance. This amount was treated as a contribution to stockholders equity. On our balance sheet, we eliminated the amount recorded as the value of the Jens' minority interest, $2.0 million. The balance of the contribution ($4.5 million) was allocated as follows: In June 2004, we obtained an appraisal of the fixed assets of Jens', which valued the fixed assets at $20.1 million. The book value of the fixed assets was $15.8 million and the excess of appraised value over book value was $4.3 million. We increased the value of Jens' fixed assets by 19% of this amount, or $813,511. The remaining balance of $3.7 million was allocated to goodwill.

We have several bank credit facilities and other debt instruments at Allis-Chalmers and at our three principal operating subsidiaries, all of which are consolidated on our financial statements. At December 31, 2004, we had $30.5 million in outstanding indebtedness, of which $24.9 million was long-term debt and $5.5 million was the current portion of long-term debt.

On December 7, 2004, we entered into an amended and restated credit agreement which combined and increased various credit facilities previously maintained by us and our subsidiaries, Jens' and Strata. The credit agreement governing the facilities was entered into by Allis-Chalmers, Jens', Strata and Safco, and is guaranteed by our MCA and OilQuip subsidiaries. The amended credit facilities include:

      o A $10.0 million revolving line of credit. Borrowings are subject to a borrowing base based on 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $2.4 million as of December 31, 2004.

      o A term loan in the amount of $6.3 million to be repaid in monthly payments of principal of $105,583 per month. We are also required to prepay this term loan by an amount equal to 20% of the accounts receivables collections from Mexico. Proceeds of the term loan were used to prepay the term loan owed by our Jens' subsidiary and to prepay our 12% $2.4 million subordinated note payable and retire its related warrants. The outstanding balance was $6.3 million as of December 31, 2004.

      o A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility are to be repaid monthly over four years beginning January 2006. Availability of this capital expenditure term loan facility is subject to security acceptable to the lender in the form of equipment or other acquired collateral. There were no outstanding borrowings as of December 31, 2004

Our credit facilities mature on December 31, 2007 and are secured by liens on substantially all our assets. The agreement governing these credit facilities contains customary events of default and financial covenants. It also limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. The interest rate payable on borrowings floats based on the prime rate. The average interest rate was 6.25% as of December 31, 2004. We pay a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.

Our Jens' subsidiary has a subordinated note in the amount of $4.0 million payable to Jens Mortensen, who sold Jens' to us and is one of our directors. The note accrues interest at 7.5% per annum and provides for quarterly interest payments. The principal and interest are due on January 31, 2006. In connection with the purchase of Jens', we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of December 31, 2004, the balance due is approximately $514,000, including $247,000 classified as short-term.

Jens' also has two bank term loans aggregating $263,000 at December 31, 2004, which accrue interest at a floating rate (7.25% at December 31, 2004) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $210,000, is September 17, 2006, while the second loan, with a balance of $53,000, matures January 12, 2007. Additionally, in October 2004, Jens' borrowed $326,000 in a five-year equipment financing term loan. Proceeds were used to purchase five trucks. The loan is to be repaid in 60 installments of principal and interest equal to $6,449 per month beginning December 2004 until December 2009.

In December 2003, Strata, our directional drilling subsidiary, entered into a short-term vendor financing agreement with a major supplier for drilling motor rentals, motor lease costs and motor repair costs. The agreement provides for repayment of all amounts not later than December 30, 2005. Payment of interest is due monthly and principal payments of $582,000 are due in each of October 2004, April 2005, and December 2005. The interest rate is fixed at 8.0%. As of December 31, 2004, the outstanding balance was $1.2 million.

In connection with the purchase of Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make yearly payments of $50,000 through September 30, 2007. As of December 31, 2004, the balance due was $150,000.

Downhole has notes payable to two former shareholders totaling $49,000. Downhole is required to make monthly payments of $8,878 through June 30, 2005. Downhole also has a vehicle installment note. The note is to be repaid over 10 months at $1,137 per month without interest. At December 31, 2004, the balance due was $11,371.

On November 10, 2004, AirComp completed the acquisition of Diamond Air Drilling Services, Inc. and its affiliated company, Marquis Bit Co., LLC for $4.6 million in cash. Diamond Air and Marquis Bit provide air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products. Marquis Bit manufactures hammer bit products exclusively for Diamond Air. The acquisition was funded through capital contributions from Allis-Chalmers and M-I in the amount of $2.5 million and $2.1 million, respectively.

In connection with the Diamond Air acquisition described above, on November 15, 2004, we amended and increased AirComp's credit facilities to provide for the following:

      o A $3.5 million bank line of credit of which $1.5 million was outstanding at December 31, 2004. Interest accrues at a floating rate based on the prime rate. The average interest rate was 7.50% as of December 31, 2004. We pay a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit are subject to a borrowing base consisting of 80% of eligible accounts receivable.

      o A term loan in the amount of $7.1 million with a floating, adjustable rate based on either the London Interbank Offered Rate ("LIBOR") or the prime rate. The average interest rate was 6.25% as of December 31, 2004. Principal payments of $286,000 are due quarterly, plus interest, with a final maturity date of June 27, 2007. The remaining balance at December 31, 2004 was $6.8 million.

      o A "delayed draw" term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrues at a floating, adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. There were no borrowings outstanding under this facility as of December 31, 2004.

The AirComp credit facilities are secured by liens on substantially all of AirComp's assets. The agreement governing these credit facilities contains customary events of default and requires that AirComp satisfy various financial covenants. It also limits AirComp's ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. Allis-Chalmers and Mountain Compressed Air guarantee 55% of the obligations of AirComp under these facilities.

AirComp also has a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party has the right to cause AirComp to sell its assets (or the other party may buy out such party's interest), and in such event this note (including accrued interest) is due and payable. The note is also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At December 31, 2004, $376,000 of interest was included in accrued interest. We are not liable for the obligations of AirComp under this note.

In 2000 we compensated directors who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 with a maturity of March 28, 2005. The notes accrue interest at the rate of 5.0%. At December 31, 2004, the principal and accrued interest on these notes totaled approximately $402,000. As of March 31, 2005, three notes totaling $96,300, including accrued interest, remain outstanding.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million which accrued interest at 5.75% per annum. This note was reduced to $1.5 million in 2003 as a result of the settlement of a legal action against the sellers. At December 31, 2004 the outstanding amount due, including accrued interest, was $1.6 million, and the note was due on September 30, 2007. As discussed in "Business - Legal Proceedings," the holder of this note has brought legal action seeking to accelerate its payment. In March 2005, we reached an agreement with the plaintiff to settle the action and agreed to pay to the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in extinguishment of all amounts due under the promissory note and all other claims. We made the $1.0 million cash payment on April 1, 2005.

Mountain Air has a term loan in the amount of $198,000 at December 31, 2004 with an interest rate of 5.0%. Principal and interest payments of $5,039 are due on the last day of each month. The final maturity date is June 30, 2008.

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2004.

                                                                         PAYMENTS BY PERIOD
                                                                         ------------------
                                                                           (IN THOUSANDS)
                                                            LESS THAN
                                           TOTAL             1 YEAR          2-3 YEARS        4-5 YEARS        AFTER 5 YEARS
                                       --------------    -------------     ------------      ------------     ---------------
CONTRACTUAL OBLIGATIONS

Notes Payable                          $       30,473    $       5,541     $     17,406      $      7,526     $            --
Interest Payments on notes payable              2,133              316            1,470               347                  --
Operating Lease                                 1,834              550              813               471                  --
Employment Contracts                            2,566            1,006            1,560                --                  --
                                       --------------    --------------    -------------     ------------     ---------------
Total Contractual Cash Obligations     $       37,006    $       7,413     $     21,249      $      8,344     $            --
                                       ==============    =============     ============      ============     ===============

We have no off balance sheet arrangements, other than normal operating leases and employee contracts shown above, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.

We have identified capital expenditure projects that will require up to approximately $8.5 million in 2005, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.

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

RECENT DEVELOPMENTS

In January 2005, Jens' obtained a real estate term loan in the amount of $556,000. This loan is to be repaid in 59 equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate and was 7.25% at the time of funding. Proceeds were used to pay accrued interest on the Jens' $4.0 million subordinated seller note.

As of January 1, 2005, we executed a business development agreement with CTTV Investments LLC, ("CTTV"), an affiliate of ChevronTexaco Inc., whereby we issued 20,000 shares of our common stock to CTTV, and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon our subsidiaries receiving certain levels of revenues, in 2005, from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole.

Mountain Compressed Air, Inc. was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Compressed Air, Inc. acquired assets in 2001. (See Legal Proceedings). In March 2005, the Company reached agreement with the plaintiff to settle the action. Under the terms of the agreement, on April 1, 2005 we paid the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims.

On April 1, 2005, we acquired 100% of the outstanding stock of Delta Rental Service, Inc. ("Delta") for $4.6 million in cash, 223,114 shares of our common stock and two promissory notes totaling $350,000. Delta, located in Lafayette, Louisiana, is a rental tool company providing specialty rental items to the oilfield such as spiral heavy wate drill pipe, test plugs used to test blow-out preventors, well head retrieval tools, spacer spools and assorted handling tools. For the year ended December 31, 2004, Delta had revenues of $3.3 million.

On April 4, 2005, we amended our December 7, 2004 credit agreement to extend the final maturity of our credit facilities for one year to December 31, 2008, include our Delta and Downhole subsidiaries as parties to the credit agreement, and provide for increased availability under the $10.0 million revolving line of credit and the $6.0 million acquisition line of credit based on the receivables and assets of Delta and Downhole. Additionally, the amendment documented the lender's consent to the $1.5 million settlement with the former owners of Mountain Air Drilling Service mentioned above and the prepayment of the $4.0 million Jens' subordinated seller note by an amount not to exceed $397,000.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included elsewhere in this document. Our preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

REVENUE RECOGNITION. We provide rental equipment and drilling services to our customers at per day and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

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

GOODWILL AND OTHER INTANGIBLES. The Company has recorded approximately $11.8 million of goodwill and $5.0 million of other identifiable intangible assets. The Company performs purchase price allocations to intangible assets when it makes a business combination. Business combinations and purchase price allocations have been consummated for purchase of the Mountain Air, Strata and Jens' operating segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Subsequently, the Company has performed its initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, BUSINESS COMBINATIONS, and Financial Accounting Standards Board No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These initial valuations used two approaches to determine the carrying amount of the individual reporting units. The first approach is the Discounted Cash Flow Method, which focuses on the expected cash flow of the Company. In applying this approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing the future profitability or operation of the Company. The cash flow available for distribution and the terminal value (the value of the Company at the end of the estimation period) are then discounted to present value to derive an indication of value of the business enterprise. This valuation method is dependent upon the assumptions made regarding future cash flow and cash requirements. The second approach is the Guideline Company Method which focuses on comparing the Company to selected reasonably similar publicly traded companies. Under this method, valuation multiples are: (i) derived from operating data of selected similar companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. This valuation method is dependent upon the assumption that the value of the Company can be evaluated by analysis of its earnings and its strengths and weaknesses relative to the selected similar companies. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

AIRCOMP AND SALE OF INTEREST IN SUBSIDIARY. The Company has adopted SEC Staff Accounting Bulletin (SAB) No. 51, Accounting for Sales of Stock by a Subsidiary, to account for its investment in AirComp. AirComp has been accounted for and consolidated as a subsidiary under SFAS No. 141, BUSINESS COMBINATIONS. Pursuant to SAB No. 51, the Company has recorded its own contribution of assets and liabilities at its historical cost basis. Since liabilities exceeded assets, the Company's basis in AirComp was a negative amount. The Company has accounted for the assets contributed from M-I at a fair market value as determined by an outside appraiser. The Company gave M-I a 45% interest in AirComp in exchange for the assets contributed. As a result of the formation of the venture and its retention of 55% interest in the venture, the Company realized an immediate gain to the extent of its negative basis and its 55% interest in the combined assets and liabilities of the venture. In accordance with SAB No. 51, the Company has recorded its negative basis investment in AirComp as an addition to equity and its share of the combined assets and liabilities realized from M-I assets as non-operating income.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT (SFAS
123R). SFAS 123R revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS 123R are effective for financial statements for annual or interim periods beginning after June 15, 2005. We are currently evaluating the method of adoption and the impact on our operating results. Our future cash flows will not be impacted by the adoption of this standard.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.

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

RISKS ASSOCIATED WITH AN INVESTMENT IN OUR COMMON STOCK

OUR STOCK PRICE MAY DECREASE IN RESPONSE TO VARIOUS FACTORS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND CAUSE OUR STOCKHOLDERS TO SUFFER SIGNIFICANT LOSSES. THESE FACTORS INCLUDE:

      o decreases in prices for oil and natural gas resulting in decreased demand for our services;

      o variations in our operating results and failure to meet expectations of investors and analysts;

      o   increases in interest rates;

      o   the loss of customers;

      o   failure of customers to pay for our services;

      o   competition;

      o   illiquidity of the market for the common stock;

      o   sales of common stock by existing stockholders; and

      o   other developments affecting us or the financial markets.

A reduced stock price will result in a loss to investors and will adversely affect our ability to issue stock to fund our activities.

EXISTING STOCKHOLDERS' INTEREST IN US MAY BE DILUTED BY ADDITIONAL ISSUANCES OF EQUITY SECURITIES.

We expect to issue additional equity securities to fund the acquisition of additional businesses and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may be on parity with our common stock or may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

WE ARE CONTROLLED BY A FEW STOCKHOLDERS, WHICH WILL LIMIT OTHER STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

A small number of stockholders effectively control us. Six stockholders who beneficially own approximately 49% of the outstanding common stock are parties to a stockholders agreement providing for the election of six of the ten members of our board of directors. This group of stockholders effectively has the power to elect a majority of our board of directors and to control its affairs, and is also able to control the outcome of matters submitted to a vote of stockholders requiring a majority vote. As a result, other stockholders will not have the ability to elect a majority of the board of directors or influence the outcome of key transactions. In addition, the voting power of these stockholders may discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

The parties to the stockholders agreement have the power to control, subject to any fiduciary duty owed to other stockholders under Delaware law, all matters affecting us, including:

      o the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

      o the determination of incentive compensation, which may affect our ability to retain key employees;

      o any determinations with respect to mergers or other business combinations;

      o   our acquisition or disposition of assets;

      o   our financing decisions and our capital raising activities;

      o   the payment of dividends on our common stock; and

      o amendments to our amended and restated certificate of incorporation or by-laws.

WE DO NOT EXPECT TO PAY DIVIDENDS ON THE COMMON STOCK AND INVESTORS WILL BE ABLE TO RECEIVE CASH IN RESPECT OF THE SHARES OF COMMON STOCK ONLY UPON THE SALE OF THE SHARES.

We have not within the last ten years paid any cash dividends on the common stock. We have no intention in the foreseeable future to pay any cash dividends on the common stock and our credit agreements restrict the payment of dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will obtain an economic benefit from the common stock only by selling the common stock.

RISKS ASSOCIATED WITH OUR COMPANY

BECAUSE WE ARE HIGHLY LEVERAGED WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL FINANCING, AND COULD EXPERIENCE LOSSES AND FAIL TO MEET OUR CAPITAL EXPENDITURE REQUIREMENTS AND OUR FINANCIAL OBLIGATIONS IF OUR REVENUES OR INCOME DECREASE OR IF INTEREST RATES INCREASE.

As a result of acquisition financing, we are and expect to continue to be highly leveraged. At December 31, 2004 we had approximately $30.5 million of debt outstanding. This high level of debt will:

      o   impair our ability to obtain additional financing;

      o make us more vulnerable to economic downturns and declines in oil and natural gas prices and declines in drilling activities; and

      o   make us more vulnerable to increases in interest rates.

We may not maintain sufficient revenues to sustain profitability or to meet our capital expenditure requirements and our financial obligations.

IF WE FAIL TO OBTAIN ADDITIONAL FINANCING, WE MAY BE UNABLE TO REFINANCE OUR EXISTING DEBT, EXPAND OUR CURRENT OPERATIONS OR ACQUIRE NEW BUSINESSES, WHICH COULD RESULT IN FAILURE TO GROW OR IN DEFAULTS UNDER OUR CREDIT AGREEMENTS.

In order to refinance indebtedness, expand existing operations and acquire additional businesses, we will require substantial amounts of capital. There can be no assurance that financing, whether from equity or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. If we are unable to obtain such financing, we will be unable to acquire additional businesses and may be unable to meet our obligations under our existing credit agreements.

WE MAY FAIL TO ACQUIRE ADDITIONAL BUSINESSES, WHICH WILL RESTRICT OUR GROWTH AND MAY RESULT IN A DECREASE IN OUR STOCK PRICE.

Our business strategy is to acquire companies operating in the oil and natural gas equipment rental and services industry. However, there can be no assurance that we will be successful in acquiring any additional companies. Successful acquisition of new companies will depend on various factors, including but not limited to:

      o   our ability to obtain financing;

      o   the competitive environment for acquisitions; and

      o the integration and synergy issues described in the next two risk factors.

There can be no assurance that we will be able to acquire and successfully operate any particular business or that we will be able to expand into areas that we have targeted. The price of the common stock may fall if we fail to acquire additional businesses.

DIFFICULTIES IN INTEGRATING ACQUIRED BUSINESSES MAY RESULT IN REDUCED REVENUES AND INCOME.

We may not be able to successfully integrate the business of our operating subsidiaries or any business we may acquire in the future. The integration of the businesses will be complex and time consuming, will place a significant strain on management, and may disrupt our businesses. We may encounter substantial difficulties, costs and delays involved in integrating common information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income.

IF WE DO NOT EXPERIENCE EXPECTED SYNERGIES WE MAY NOT ACHIEVE INCREASES IN REVENUES AND REDUCTIONS IN EXPENSES THAT WE HOPE TO OBTAIN WHEN ACQUIRING BUSINESSES.

We may not be able to achieve the synergies we expect from the combination of businesses, including plans to reduce overhead through shared facilities and systems, to cross-market to the businesses' customers, and to access a larger pool of customers due to the combined businesses' ability to provide a larger range of services.

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

OUR PRODUCTS AND SERVICES MAY BECOME OBSOLETE RESULTING IN A LOSS OF CUSTOMERS AND REVENUES.

Our business success is dependent upon providing our customers efficient, cost-effective oil and gas drilling equipment services and technology. It is possible that competing technologies may render our equipment and technologies obsolete, causing us to lose customers and revenues.

OUR HISTORICAL RESULTS ARE NOT AN INDICATOR OF OUR FUTURE OPERATIONS.

We have made numerous acquisitions during the past four years. As a result of these transactions, our past performance is not indicative of future performance and investors in the common stock should not base their expectations as to our future performance on our historical results.

THE LOSS OF KEY PERSONNEL WOULD ADVERSELY AFFECT OUR ABILITY TO EFFECTIVELY FINANCE AND MANAGE OUR BUSINESS, ACQUIRE NEW BUSINESSES, AND TO OBTAIN AND RETAIN CUSTOMERS.

We are dependent upon the efforts and skills of our executives to finance and manage our business, to identify and consummate additional acquisitions and to obtain and retain customers. These executives include:

      o   Chief Executive Officer and Chairman Munawar H. Hidayatallah, and

      o   President and Chief Operating Officer David Wilde.

In addition, our development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain these employees. The loss of the services of one or more of our key personnel could increase our exposure to the other risks described in this Risk Factors section. We do not maintain key man insurance on any of our personnel.

FAILURE TO RETAIN KEY PERSONNEL COULD HURT OUR OPERATIONS.

We require highly skilled personnel to operate equipment and provide technical services. To the extent that demand for drilling services increases, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in obtaining skilled personnel.

WE ARE DEPENDENT ON A FEW CUSTOMERS AND OUR CASH FLOW WOULD BE SERIOUSLY AFFECTED IF ONE OR MORE SIGNIFICANT CUSTOMERS FAIL TO PAY US.

Our customers are engaged in the oil and natural gas drilling business in the southwestern United States and Mexico. We are dependent upon a few customers for a significant portion of our revenues. This concentration of customers may impact our overall exposure to credit risk, in that customers may be similarly affected by changes in economic and industry conditions. A failure by one or more significant customers to pay us could materially reduce our cash flow and result in losses.

OUR OPERATIONS IN MEXICO MAY EXPOSE US TO POLITICAL AND OTHER UNCERTAINTIES, INCLUDING RISKS OF:

      o   terrorist acts, war and civil disturbances,

      o   changes in laws or policies regarding the award of contracts, and

      o   the inability to collect or repatriate income or capital.

ENVIRONMENTAL LIABILITIES RELATING TO DISCONTINUED OPERATIONS COULD RESULT IN SUBSTANTIAL LOSSES.

We reorganized under the bankruptcy laws in 1988. Since that time, a number of parties, including the Environmental Protection Agency, have asserted that we are responsible for the cleanup of hazardous waste sites. These assertions have been made only with respect to our pre-bankruptcy activities. We believe such claims are barred by applicable bankruptcy law and have not experienced any material expense in relation to any such claims; however, if we do not prevail with respect to these claims in the future, we could become subject to material environmental liabilities which could materially impact our net worth.

PRODUCTS LIABILITY CLAIMS RELATING TO DISCONTINUED OPERATIONS COULD RESULT IN SUBSTANTIAL LOSSES.

We were reorganized under the bankruptcy laws in 1988. Since that time we have been regularly named in products liability lawsuits primarily resulting from the manufacture of products containing asbestos. In connection with our bankruptcy, a special products liability trust was established to be responsible for products liability claims. We believe that claims against us are banned by applicable bankruptcy law, and that the products liability trust will continue to be responsible for products liability claims. Since 1988, no court has ruled that we are responsible for products liability claims. However, if we are held responsible for product liability claims, we could suffer substantial losses. We have not manufactured products containing asbestos since our bankruptcy in 1988.

RISKS ASSOCIATED WITH OUR INDUSTRY

CYCLICAL DECLINES IN OIL AND NATURAL GAS PRICES MAY RESULT IN REDUCED USE OF OUR SERVICES, AFFECTING OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION AND OUR ABILITY TO MEET OUR CAPITAL EXPENDITURE OBLIGATIONS AND FINANCIAL COMMITMENTS.

The oil and natural gas exploration and drilling business is highly cyclical. Generally, as oil and gas prices decrease, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Declines in the number of operating drilling rigs result in reduced use of and prices for our services. Accordingly, when oil and natural gas prices are relatively low, our revenues and income will suffer. Oil and gas prices depend on many factors beyond our control, including the following:

      o economic conditions in the United States and elsewhere; changes in global supply and demand for oil and natural gas;

      o the level of production of the Organization of Petroleum Exporting Countries, commonly called "OPEC;"

      o   the level of production of non-OPEC countries;

      o   the price and quantity of imports of foreign oil and natural gas;

      o political conditions, including embargoes, in or affecting other oil and natural gas producing activities;

      o   the level of global oil and natural gas inventories; and

      o   advances in exploration, development and production technologies.

Depending on the market prices of oil and gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Our contracts are generally short-term, and oil and gas companies tend to respond quickly to upward or downward changes in prices. Any reduction in the demand for drilling services may materially erode both pricing and utilization rates for our services and adversely affect our financial results. As a result, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

OUR INDUSTRY IS HIGHLY CYCLICAL, AND OUR RESULTS OF OPERATIONS MAY BE VOLATILE.

Our industry is highly cyclical, with periods of high demand and high pricing followed by periods of low demand and low pricing. Periods of low demand intensify the competition in the industry and often result in equipment being idle for long periods of time. We may be required to enter into lower rate contracts in response to market conditions in the future.

Due to the short-term nature of most of our contracts, changes in market conditions can quickly affect our business. As a result of the cyclicality of our industry, our results of operations have been volatile, and we expect this volatility to continue.

OUR INDUSTRY IS HIGHLY COMPETITIVE, WITH INTENSE PRICE COMPETITION.

The regions in which we operate are highly competitive. Contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment has intensified as recent mergers among oil and gas companies have reduced the number of available customers. Many other oil and gas service companies are larger than we are and have greater resources than we have. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenues and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer. We believe that competition for contracts will continue to be intense in the foreseeable future.

WE MAY BE SUBJECT TO CLAIMS FOR PERSONAL INJURY AND PROPERTY DAMAGE, REDUCING OUR NET WORTH.

Our services are used for the exploration and production of oil and natural gas. These operations are subject to inherent hazards that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an accident at a location where our products or services are used or provided may cause us to be named as a defendant in lawsuits asserting potentially large claims. We maintain customary insurance to protect our business against these potential losses. However, we could become subject to material uninsured liabilities which materially reduce our net worth.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS.

We are subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Although we are not aware of any proposed material changes in any federal, state and local statutes, rules or regulations, any changes could materially affect our financial condition and results of operations.

WE MAY EXPERIENCE INCREASED LABOR COSTS OR THE UNAVAILABILITY OF SKILLED
WORKERS.

We are dependent upon the available labor pool of skilled employees. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool or other general inflationary pressures or changes in applicable laws and regulations could require us to enhance our wage and benefits packages. There can be no assurance that labor costs will not increase. Any increase in our operating costs could cause our business to suffer.

OUR BUSINESS MAY BE AFFECTED BY TERRORIST ACTIVITY AND BY SECURITY MEASURES TAKEN IN RESPONSE TO TERRORISM.

We may experience loss of business or delays or defaults in payments from payers that have been affected by the terrorist activities and potential activities. Some oil and gas drilling companies have implemented security measures in response to potential terrorist activities, including access restrictions that could adversely affect our ability to market our services to new and existing customers, and could increase our costs. Terrorist activities and potential terrorist activities and any resulting economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

At December 31, 2004, we were exposed to interest rate fluctuations on approximately $17.6 million of notes payable and bank credit facility borrowings carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $176,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of December 31, 2004, we had $7.3 million invested in short-term maturing investments.

      FOREIGN CURRENCY EXCHANGE RATE RISK.

We conduct business in Mexico through our Mexican partner, Matyep. This business exposes us to foreign exchange risk. To control this risk, we provide for payment in U.S. dollars. However, we have historically provided our partner a discount upon payment equal to 50% of any loss suffered by our partner as a result of devaluation of the Mexican peso between the date of invoicing and the date of payment. During 2004 and 2003 the discounts have not exceeded $10,000 per year.

ITEM 8.   FINANCIAL STATEMENTS.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Allis-Chalmers Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
April 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Allis-Chalmers Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Energy Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Energy Inc. as of December 31, 2003 and 2002, and the results of consolidated operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company restated the consolidated financial statements as of and for the year ended December 31, 2003.

                                   /S/ GORDON, HUGHES & BANKS, LLP
                                   -------------------------------

Greenwood Village, Colorado
March 3, 2004, except as to Note 11 which date is June 10, 2004 and Notes 2 and 17 which date is February 10, 2005.

ALLIS-CHALMERS ENERGY INC.                                             DECEMBER 31,
CONSOLIDATED BALANCE SHEETS                                          2004        2003
(in thousands, except for share amounts)                          ----------  -----------
                                                                              (Restated)
ASSETS
Cash and cash equivalents                                         $   7,344   $    1,299
Trade receivables, net of allowance for doubtful
  accounts of $265 and $168 at December 31, 2004
  and 2003, respectively                                             12,986        8,823
Inventory                                                             2,373           --
Lease receivable, current                                               180          180
Prepaid expenses and other                                            1,495          887
                                                                  ----------  -----------
     Total current assets                                            24,378       11,189
                                                                  ----------  -----------

Property and equipment, at costs net of accumulated depreciation of $5,251 and $2,586 at December 31, 2004 and 2003,
  respectively                                                       37,679       31,128
Goodwill                                                             11,776        7,661
Other intangible assets, net of accumulated amortization
  of $2,036 and $1,254 at December 31, 2004 and 2003,
  respectively                                                        5,057        2,290
Debt issuance costs, net of accumulated amortization of
  $828 and $462 at December 31, 2004 and 2003, respectively             685          567
Lease receivable, less current portion                                  558          787
Other Assets                                                             59           40
                                                                  ----------  -----------
      Total assets                                                $  80,192   $   53,662
                                                                  ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                              $   5,541   $    3,992
Trade accounts payable                                                5,694        3,133
Accrued salaries, benefits and payroll taxes                            615          591
Accrued interest                                                        470          152
Accrued expenses                                                      1,852        1,761
Accounts payable, related parties                                       740          787
                                                                  ----------  -----------
Total current liabilities                                            14,912       10,416

Accrued postretirement benefit obligations                              687          545
Long-term debt, net of current maturities                            24,932       28,241
Other long-term liabilities                                             129          270
Redeemable warrants                                                      --        1,500
Redeemable convertible preferred stock, $0.01 par value
  (4,200,000 shares authorized; 3,500,000 issued and
  outstanding at December 31, 2003)($1 redemption value)
  including accrued dividends                                            --        4,171
                                                                  ----------  -----------
Total liabilities                                                    40,660       45,143

Commitments and Contingencies (Note 9 and Note 21)

Minority interests                                                    4,423        3,978

STOCKHOLDERS' EQUITY (NOTE 10)

Common stock, $0.01 par value (20,000,000 shares
  authorized; 13,611,525 and 3,926,668 issue and outstanding
  at December 31, 2004 and December 31, 2003, respectively              136           39
Capital in excess of par value                                       40,331       10,748
Accumulated deficit                                                  (5,358)      (6,246)
                                                                  ----------  -----------
      Total stockholders' equity                                     35,109        4,541
                                                                  ----------  -----------
      Total liabilities and stockholders' equity                  $  80,192   $   53,662
                                                                  ==========  ===========

The accompanying Notes are an integral part of the Consolidated Financial Statements.



ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                            YEARS ENDED DECEMBER 31.
                                                          2004         2003        2002
                                                        ---------   -----------  ---------
                                                                    (Restated)
Revenues                                                $ 47,726    $   32,724   $ 17,990
Cost of revenues                                          35,300        24,029     14,640
                                                        ---------   -----------  ---------
Gross margin                                              12,426         8,695      3,350

General and administrative expense                      $  8,011    $    6,169      3,792
Personnel restructuring costs                                 --            --        495
Abandoned acquisition/private placement costs                 --            --        233
Post-retirement medical costs                                188           (99)       (98)
                                                        ---------   -----------  ---------
Total operating expenses                                   8,199         6,070      4,422
                                                        ---------   -----------  ---------
Income(loss)from operations                                4,227         2,625     (1,072)

Other income(expense):
Interest income                                               32             3         49
Interest expense                                          (2,808)       (2,467)    (2,256)
Minority interests in income of subsidiaries                (321)         (343)      (189)
Factoring costs on note receivable                            --            --       (191)
Settlement on lawsuit                                         --         1,034         --
Gain on sale of interest in AirComp                           --         2,433         --
Other                                                        272            12        (40)
                                                        ---------   -----------  ---------
Total other income (expense)                              (2,825)          672     (2,627)
                                                        ---------   -----------  ---------
Net income (loss) before income taxes                      1,402         3,297     (3,699)
Provision for foreign income tax                            (514)         (370)      (270)
                                                        ---------   -----------  ---------
Net income (loss)                                            888         2,927     (3,969)

Preferred stock dividend                                    (124)         (656)      (321)
                                                        ---------   -----------  ---------
Net income (loss) attributed to common stockholders     $    764    $    2,271   $ (4,290)
                                                        =========   ===========  =========

Income (loss) per common share - basic                  $   0.10    $     0.58   $  (1.14)
                                                        =========   ===========  =========

Income (loss) per common share - diluted                $   0.07    $     0.39   $  (1.14)
                                                        =========   ===========  =========

Weighted average number of common shares outstanding:

                              Basic                        7,930         3,927      3,766
                                                        =========   ===========  =========
                              Diluted                     11,959         5,761      3,766
                                                        =========   ===========  =========

   The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                       35



Allis-Chalmers Energy Inc.
Consolidated statement of stockholders' equity
(in thousands, except share amounts)

                                                                           CAPITAL IN
                                                      COMMON STOCK         EXCESS OF     ACCUMULATED
                                                   Shares       Amount     PAR VALUE       DEFICIT       TOTAL
                                                 ----------   ----------   -----------   -----------   -----------
Balances, December 31, 2001                       2,317,626   $       23   $    6,431    $   (5,204)   $    1,250

Issuance of common stock in
connection with the purchase of                     279,570            3          627            --           630
Jens'

Issuance of stock purchase
warrants in connection with the                          --           --           47            --            47
purchase of Jens'

Issuance of common stock in
connection with the                               1,311,972           13        2,939            --         2,952
purchase of Strata

Issuance of stock purchase
warrants in connection with the                          --           --          267            --           267
purchase of Strata

Issuance of common stock in
connection with the purchase of                      17,500           --          153            --           153
Strata

Accrual of preferred dividends                           --           --         (321)           --          (321)

Net (Loss)                                               --           --           --        (3,969)       (3,969)
                                                 ----------   ----------   -----------   -----------   -----------
Balances, December 31, 2002                       3,926,668   $       39   $   10,143    $   (9,173)   $    1,009

Effect of consolidation of
AirComp                                                  --           --          955            --           955

Accrual of preferred dividends                           --           --         (350)           --          (350)

Net Income (RESTATED)                                    --           --           --         2,927         2,927
                                                 ----------   ----------   -----------   -----------   -----------
Balances, December 31, 2003, as restated          3,926,668   $       39   $   10,748    $   (6,246)   $    4,541
(RESTATED)

Issuance of common stock in connection with         620,000            6        1,544            --         1,550
the $2 million equity raise

Issuance of stock purchase warrents in
Connection with the $2 million equity raise              --           --          450            --           450

Issuance of common stock in
Connection with the $16.4 million equity raise    5,461,301           55       14,056            --        14,111

Issuance of stock purchase warrents in
Connection with the $16.4 million equity raise           --           --          641            --           641

Issuance of common stock in connection
With the 19% conversion of Jens                   1,300,000           13        6,421            --         6,434

Conversion of preferred stock                     1,718,090           17        4,278            --         4,295

Issuance of common stock for services                17,000           --           99            --            99

Issuance of stock purchase warrants in
Connection with the issuance of debt                     --           --           47            --            47

Issuance of common stock for
Purchase of Downhole Injector Systems               568,466            6        2,171            --         2,177

Accrual of preferred dividends                           --           --         (124)           --          (124)

Net Income                                               --           --           --           888           888
                                                 ----------   ----------   -----------   -----------   -----------
Balances, December 31, 2004                      13,611,525   $      136   $   40,331    $   (5,358)   $   35,109
                                                 ==========   ==========   ===========   ===========   ===========


    The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                       36


ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             YEARS ENDED DECEMBER 31,
                                                           2004        2003        2002
                                                         ---------   ---------   ---------
                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)                                      $    888    $  2,927    $ (3,969)
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
Depreciation expense                                        2,702       2,052       1,837
Amortization expense                                          876         884         744
Issuance of stock options for services                         14          --          --
Amortization of discount on debt                              350         516         475
(Gain) on change in PBO liability                              --        (125)         --
(Gain) on settlement of lawsuit                                --      (1,034)         --
(Gain) on sale of interest in AirComp                          --      (2,433)         --
Minority interest in income of subsidiaries                   321         343         189
Loss on sale of property                                       --          82         119
Changes in working capital:
Decrease (increase) in accounts receivable                 (2,292)     (4,414)       (713)
Decrease (increase) in due from related party                  (7)         --          61
Decrease (increase) in other current assets                  (612)     (1,260)      1,644
Decrease (increase) in other assets                           (19)          1         902
Decrease (increase) in lease deposit                           --         525         176
(Decrease) increase in accounts payable                     1,140       2,251       1,316
(Decrease) increase in accrued interest                       299        (126)        651
(Decrease) increase in accrued expenses                      (276)        397        (339)
(Decrease) increase in other long-term liabilities           (141)         --        (123)
(Decrease) increase in accrued employee benefits
  and payroll taxes                                            19       1,293        (788)
                                                         ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   3,262       1,879       2,182

Cash flows from investing activities:
Acquisition of Jens', net of cash acquired                     --          --      (8,120)
Acquisition of Strata, net of cash acquired                    --                    (179)
Acquisition of Safco, net of cash acquired                   (947)         --          --
Acquisition of Diamond Air, net of cash acquired           (2,530)         --          --
Acquisition of Downhole Services, net of cash acquired       (982)         --          --
Purchase of equipment                                      (4,603)     (5,354)       (518)
Proceeds from sale of equipment                                --         843         367
                                                         ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                      (9,062)     (4,511)     (8,450)

Cash flows from financing activities:
Proceeds from issuance of long-term debt                    8,169      14,127       9,683
Payments on long-term debt                                (13,505)    (10,826)     (4,079)
Payments on related party debt                                 --        (246)         --
Proceeds from issuance of common stock                     16,883          --          --
Net borrowings on lines of credit                             689       1,138       1,246
Debt issuance costs                                          (391)       (408)       (588)
                                                         ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  11,845       3,785       6,262
                                                         ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        6,045       1,153          (6)
Cash and cash equivalents:
Beginning of year                                           1,299         146         152
                                                         ---------   ---------   ---------
END OF YEAR                                              $  7,344    $  1,299    $    146
                                                         =========   =========   =========

SUPPLEMENTAL INFORMATION:
Interest paid                                            $  2,159    $  2,341    $  1,082
                                                         =========   =========   =========
Foreign taxes paid                                       $    514    $    370    $    270
                                                         =========   =========   =========


    The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                       37



ALLIS-CHALMERS ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION OF BUSINESS`

Allis-Chalmers Energy Inc. ("Allis-Chalmers" or the "Company") was incorporated in Delaware in 1913. OilQuip Rentals, Inc., an oil and gas rental company ("OilQuip"), was incorporated on February 4, 2000 to find and acquire acquisition targets to operate as subsidiaries.

On February 6, 2001, OilQuip, through its subsidiary, Mountain Compressed Air Inc. ("Mountain Air"), a Texas corporation, acquired certain assets of Mountain Air Drilling Service Co., Inc. ("MADSCO"), whose business consisted of providing equipment and trained personnel in the Four Corners area of the southwestern United States. Mountain Air primarily provided compressed air equipment and related products and services and trained operators to companies in the business of drilling for natural gas. On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers Energy Inc. ("Allis-Chalmers" or the "Company"). In the merger, all of OilQuip's outstanding common stock was converted into 2.0 million shares of Allis-Chalmers' common stock. For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers.

On February 6, 2002, the Company acquired 81% of the outstanding stock of Jens' Oilfield Service, Inc. ("Jens'"), which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. On February 2, 2002, the Company also purchased substantially all of the outstanding common stock and preferred stock of Strata Directional Technology, Inc. ("Strata"), which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

In July 2003, through its subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). The assets contributed by Mountain Air were recorded at Mountain Air's historical cost of $6.3 million, and the assets contributed by M-I were recorded at fair market value of $10.3 million. The Company owns 55% and M-I owns 45% of AirComp. As a result of the Company's controlling interest and operating control, the Company consolidated AirComp in its financial statements. AirComp is in the compressed air drilling services segment.

On September 23, 2004, the Company acquired 100% of the outstanding stock of Safco Oil Field Products, Inc. ("Safco") for $1.0 million. Safco leases spiral drill pipe and provides related oilfield services to the oil drilling industry.

On September 30, 2004, the Company acquired the remaining 19% of Jens' in exchange for 1.3 million shares of its common stock. The total value of the consideration paid to the seller, Jens Mortensen, was $6.4 million which was equal to the number of shares of common stock issued to Mr. Mortensen multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance.

On November 10, 2004, AirComp acquired substantially all the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., L.L.C. collectively ("Diamond Air") for $4.6 million in cash and the assumption of approximately $450,000 of accrued liabilities. The Company contributed $2.5 million and M-I L.L.C. contributed $2.1 million to AirComp LLC in order to fund the purchase. Diamond Air provides air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products.

On December 10, 2004, the Company acquired Downhole Injection Services, LLC ("Downhole") for approximately $1.1 million in cash, 568,466 shares of common stock and payment or assumption of $950,000 of debt. Downhole is headquartered in Midland, Texas, and provides chemical treatments to wells by inserting small diameter, stainless steel coiled tubing into producing oil and gas wells.

VULNERABILITIES AND CONCENTRATIONS

The Company provides oilfield services in several regions, including the states of California, Texas, Utah, Louisiana, Colorado, Oklahoma, and New Mexico, the Gulf of Mexico and southern portions of Mexico. The nature of the Company's operations and the many regions in which it operates subject it to changing economic, regulatory and political conditions. The Company is vulnerable to near-term and long-term changes in the demand for and prices of oil and natural gas and the related demand for oilfield service operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and valuation allowances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries. The Company's subsidiaries at December 31, 2004 are Mountain Air, AirComp (55% owned), Jens', Strata, Safco and Downhole. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

The Company provides rental equipment and drilling services to its customers at per day and per job contractual rates and recognizes the drilling related revenue as the work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 104"), provides guidance on the SEC staff's views on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are uncollectible. The Company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2004 and 2003, the Company had recorded an allowance for doubtful accounts of $265,000 and $168,000 respectively. Bad debt expense was $104,000, $136,000 and $32,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less accumulated depreciation.

Maintenance and repairs are charged to operations when incurred. Maintenance and repairs expense was $575,803, $568,996, and $ 631,939 for the years ended December 31, 2004, 2003 and 2002, respectively. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to twenty years. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation expense charged to operations was $2.7 million for the year ended December 31, 2004, $2.1 million for the year ended December 31, 2003, and $1.8 million for the year ended December 31, 2002.

GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill, including goodwill associated with equity method investments, and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset's estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

The Company performs impairment tests on the carrying value of its goodwill on an annual basis as of December 31st for the Mountain Air and Strata operating subsidiaries, respectively. As of December 31, 2004 and 2003, no evidence of impairment exists.

AIRCOMP AND SALE OF INTEREST IN VENTURE

The Company has adopted SEC Staff Accounting Bulletin (SAB) No.51, Accounting for Sales of Stock by a Subsidiary, to account for its investment in AirComp. AirComp has been accounted for and consolidated as a subsidiary under SFAS No. 141, BUSINESS COMBINATIONS. Pursuant to SAB No. 51, the Company has recorded its own contribution of assets and liabilities at its historical cost basis. Since liabilities exceeded assets, the Company's basis in AirComp was a negative amount. The Company has accounted for the assets contributed by M-I at a fair market value as determined by an outside appraiser. The Company issued M-I a 45% interest in AirComp in exchange for the assets contributed to AirComp. As a result of the formation of the venture and its retention of 55% interest in the venture, the Company realized an immediate gain to the extent of its negative basis and its 55% interest in the combined assets and liabilities of the venture. In accordance with SAB No. 51, the Company has recorded its negative basis investment in AirComp as an addition to equity and its share of the combined assets and liabilities realized from M-I assets as non-operating income.

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

FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. The Company believes the fair values and the carrying value of the Company's debt would not be materially different due to the instruments' interest rates approximating market rates for similar borrowings at December 31, 2004 and 2003.

CONCENTRATION OF CREDIT AND CUSTOMER RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company transacts its business with several financial institutions. However, the amount on deposit in two financial institutions exceeded the $100,000 federally insured limit at December 31, 2004 by a total of $7.1 million. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

The Company sells its services to major and independent domestic and international oil and gas companies. The Company performs ongoing credit valuations of its customers and provides allowances for probable credit losses where appropriate.

In the year ended December 31, 2004, Matyep in Mexico represented 10.8%, and Burlington Resources represented 10.1% of our consolidated revenues, respectively. In the year ended December 31, 2003, Matyep, Burlington Resources, Inc., and El Paso Energy Corporation represented 10.2%, 11.1% and 14.1%, respectively, of our consolidated revenues. Revenues from Matyep represented 98.0% and 100% of our international revenues in 2004 and 2003.

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

PERSONNEL RESTRUCTURING COSTS

The Company has recorded and classified separately from recurring selling, general and administrative costs approximately $495,000 incurred to terminate and relocate several members of management in September 2002.
                                       40

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation using Accounting Principle Board Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized under APB No. 25. Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net income/(loss) and net income/(loss) per share for the years ended December 31, 2004, 2003, and 2002 would have been decreased to the pro forma amounts indicated below.

                                              FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              (in thousands, except per share
                                             2004          2003           2002
                                           --------      --------       --------
                                                        (Restated)

Net income/ (loss):        As reported     $   764       $ 2,271        $(4,290)

Less total stock based employee
 compensation expense determined under
 fair value based method for all awards
 net of tax related effects                 (1,072)       (2,314)            --
                                           --------       -------       --------
Pro-forma net income (loss) to
 common stockholders'                      $  (308)      $   (43)       $(4,290)

Net income/ (loss) per share:
         Basic             As reported     $  0.10       $  0.58        $ (1.14)
                           Pro forma         (0.04)        (0.01)         (1.14)
                                           ========      ========       ========

         Diluted           As reported     $  0.07       $  0.39        $ (1.14)
                           Pro forma         (0.03)        (0.01)         (1.14)
                                           ========      ========       ========

Options were granted in 2004 and 2003. See Note 12 for further disclosures regarding stock options. The following assumptions were applied in determining the pro forma compensation costs:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                             2004          2003          2002
                                           --------      --------       -------

Expected dividend yield                         --            --             --
Expected price volatility                    89.76%       265.08%            --
Risk-free interest rate                        7.0%         6.25%            --
Expected life of options                   7 years       7 years             --
Weighted average fair value of options
   granted at market value                 $  3.19       $  2.78        $    --

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company discloses the results of its segments in accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). The Company designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. At December 31, 2003 the Company operated in three segments organized by service line: casing and tubing services, directional drilling services and compressed air drilling services. The Company acquired Safco in September 2004 and Downhole in December 2004. These companies are engaged in rental tools (Safco) and production services (Downhole). The operations from these two companies have been aggregated into the Other Services segment as of December 31, 2004. Please see
Note 18 for further disclosure of segment information in accordance with SFAS No. 131.

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

INCOME (LOSS) PER COMMON SHARE

The Company computes income (loss) per common share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. For periods through April 12, 2004, preferred dividends (see Note 10) are deducted from net income (loss) and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted earnings per share. As a result of the Company's net loss for the year ended December 31, 2002, common stock equivalents have been excluded because their effect would be anti-dilutive.

The components of basic and diluted earnings per share are as follows:

Year Ended December 31,                                    2004         2003
                                                         (In thousands, except
                                                          earnings per share)
Numerator:
Net income available for common stockholders             $    764     $  2,271

Plus income impact of assumed conversions:
   Preferred stock dividends/interest                         124          656
                                                         --------     --------
Net income (loss) applicable to common stockholders
   Plus assumed conversions                              $    888     $  2,927

Denominator:
   Denominator for basic earnings per share - weighted
     average shares outstanding                             7,930        3,927
   Effect of potentially dilutive common shares:
     Convertible preferred stock and employee and
     director stock options                                 4,029        1,834
                                                         --------     --------
Denominator for diluted earnings per share - weighted
average shares outstanding and assumed conversions         11,959        5,761

Basic earnings (loss) per share                          $   0.10     $   0.58
                                                         ========     ========
Diluted earning (loss) per share                         $   0.07     $   0.39
                                                         ========     ========

RECLASSIFICATION

Certain prior period balances have been reclassified to conform to current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT (SFAS
123R). SFAS 123R revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS 123R are effective for financial statements for annual or interim periods beginning after June 15, 2005. We are currently evaluating the method of adoption and the impact on our operating results. Our future cash flows will not be impacted by the adoption of this standard.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.

NOTE 2 - RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets in exchange for a 55% interest and 45% interest, respectively, in AirComp. The Company originally accounted for the formation of AirComp as a joint venture, but in February 2005, determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and accounting for the sale of an interest in a subsidiary in accordance with SAB No. 51. Consequently, the Company has restated its financial statements for the year ended December 31, 2003 and for the three quarters ended September 30, 2004, to reflect the following adjustments:

INCREASE IN BOOK VALUE OF FIXED ASSETS. Under joint venture accounting, the Company originally recorded the value of the assets contributed by M-I to AirComp at M-I's historical cost of $6.9 million. Under purchase accounting, the Company increased the recorded value of the assets contributed by M-I by approximately $3.3 million to $10.3 million to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, the Company established negative goodwill which reduced fixed assets in the amount of $1,550,000. Under purchase accounting, the Company increased fixed assets by $1.6 million to reverse the negative goodwill previously recorded. Therefore, fixed assets have been increased by a total of $4.9 million.

INCREASE IN MINORITY INTEREST AND PAID IN CAPITAL. Under purchase accounting, minority interest and capital in excess of par were increased by $1.5 million and $955,000, respectively.

RECOGNITION OF NON-OPERATING GAIN. Under joint venture accounting, no gain or loss was recognized in connection with the formation of AirComp. Under purchase accounting, we recorded a $2.4 million non-operating gain in the third quarter of 2003.

REDUCTION IN NET INCOME. As a result of the increase in fixed assets, during the year ended December 31, 2003, depreciation expense increased by $98,000 and minority interest expense decreased by $44,000, resulting in reduction in net income attributable to common stockholders of $54,000. However, as a result of recording the above non-operating gain and recording the reduction in income, net income attributed to common stockholders increased by $2.4 million.

A restated consolidated balance sheet at December 31, 2003, a restated consolidated of operations and a restated consolidated statement of cash flows for the year ended December 31, 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                                  At December 31, 2003
                                                          ------------------------------------
                                                             As       Restatement       As
                                                          Reported    Adjustments    Restated
                                                          ---------   -----------    ---------
ASSETS

Cash and cash equivalents                                 $  1,299                   $  1,299
Trade receivables, net of allowance for
doubtful accounts                                            8,823                      8,823
Lease Receivable, current                                      180                        180
Prepaid expenses and other                                     887                        887
                                                          ---------                  ---------
Total current assets                                        11,189                     11,189

Property and equipment, net of accumulated
depreciation                                                26,339          4,789      31,128
Goodwill                                                     7,661                      7,661
Other intangible assets, net of accumulated
amortization                                                 2,290                      2,290
Debt issuance costs, net of accumulated
amortization                                                   567                        567
Lease receivable, less current portion                         787                        787
Other Assets                                                    40                         40
                                                          ---------   -----------    ---------
Total Assets                                              $ 48,873    $     4,789    $ 53,662
                                                          =========   ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                      $  3,992                   $  3,992
Trade accounts payable                                       3,133                      3,133

Accrued salaries, benefits and payroll taxes                   591                        591
Accrued interest                                               152                        152
Accrued expenses                                             1,761                      1,761
Accounts payable, related parties                              787                        787
                                                          ---------                  ---------
Total current liabilities                                   10,416                     10,416

Accrued postretirement benefit obligations                     545                        545
Long-term debt, net of current maturities                   28,241                     28,241
Other long-term liabilities                                    270                        270
Redeemable warrants                                          1,500                      1,500
Redeemable convertible preferred stock
including accrued dividends                                  4,171                      4,171
                                                          ---------                  ---------
Total liabilities                                           45,143                     45,143

Commitments and Contingencies

Minority interests                                           2,523          1,455       3,978

COMMON STOCKHOLDERS' EQUITY

Common stock                                                    39                         39
Capital in excess of par value                               9,793            955      10,748
Accumulated (deficit)                                       (8,625)         2,379      (6,246)
                                                          ---------   -----------    ---------
Total stockholders' equity                                   1,207          3,334       4,541
                                                          ---------   -----------    ---------
Total liabilities and stockholders' equity                $ 48,873    $     4,789    $ 53,662
                                                          =========   ===========    =========

                                                              Year Ended December 31, 2003
                                                          ------------------------------------
                                                             As       Restatement       As
                                                          Reported    Adjustments    Restated
                                                          ---------   ------------   ---------
Revenues                                                  $ 32,724                   $ 32,724
Cost of revenues                                            23,931             98      24,029
                                                          ---------   ------------   ---------
Gross margin                                                 8,793            (98)      8,695

General and administrative expense                           6,169                      6,169
                                                          ---------   ------------   ---------
Income/ (loss) from operations                               2,624            (98)      2,526

Other income (expense):
Interest income                                                  3             --           3
Interest expense                                            (2,467)            --      (2,467)
Minority interests in income of subsidiaries                  (387)            44        (343)
Settlement on lawsuit                                        1,034             --       1,034
Gain on sale of stock in a subsidiary                           --          2,433       2,433
Other                                                          111             --         111
                                                          ---------   ------------   ---------
Total other income (expense)                                (1,706)         2,477         771
                                                          ---------   ------------   ---------

Net income/ (loss) before income taxes                         918          2,379       3,297

Provision for foreign income tax                              (370)            --        (370)
                                                          ---------   ------------   ---------
Net income/ (loss)                                             548          2,379       2,927

Preferred stock dividend                                      (656)            --        (656)
                                                          ---------   ------------   ---------
Net income attributed to common stockholders              $   (108)   $     2,379    $  2,271
                                                          =========   ============   =========

Income/ (loss) per common share - basic                   $  (0.03)                  $   0.58
                                                          =========                  =========

Income/ (loss) per common share - diluted                 $  (0.03)                  $   0.39
                                                          =========                  =========

Weighted average number of common shares outstanding:
        Basic                                                3,927                      3,927
                                                          =========                  =========
        Diluted                                              3,927                      5,761
                                                          =========                  =========

                                                              Year Ended December 31, 2003
                                                          ------------------------------------
                                                             As       Restatement       As
                                                          Reported    Adjustment     Restated
                                                          ---------   ------------   ---------
Cash flows from operating activities:
Net income/ (loss)                                        $    548    $     2,379    $  2,927
Adjustments to reconcile net income/ (loss) to net cash
provided by operating activities:
Depreciation expense                                         1,954             98       2,052
Amortization expense                                           884             --         884
Issuance of stock options for services                          --             --          --
Amortization of discount on debt                               516             --         516
(Gain) / loss on change PBO liability                         (125)            --        (125)
(Gain) / loss on settlement of lawsuit                      (1,034)            --      (1,034)
(Gain) / loss on sale of interest in AirComp                    --         (2,433)     (2,433)
Minority interest in income of subsidiaries                    387            (44)        343
Loss on sale of property                                        82             --          82
Changes in working capital:
Decrease (increase) in accounts receivable                  (4,414)            --      (4,414)
Decrease (increase) in due from related party                   --             --          --
Decrease (increase) in other current assets                 (1,260)            --      (1,260)
Decrease (increase) in other assets                              1             --           1
Decrease (increase) in lease deposit                           525             --         525
Increase (decrease) in accounts payable                      2,251             --       2,251
Increase (decrease) in accrued interest                       (126)            --        (126)
Increase (decrease) in accrued expenses                        397             --         397
Increase (decrease) in other long-term liabilities              --             --          --
Increase (decrease) in accrued employee benefits and
payroll taxes                                                1,293             --       1,293
                                                          ---------   ------------   ---------
Net cash provided by operating activities                    1,879             --       1,879

Cash flows from investing activities:
Recapitalization, net of cash received                          --                         --
Business acquisition costs                                      --                         --
Acquisition of MADSCO assets, net of cash acquired              --                         --
Acquisition of Jens', net of cash acquired                      --                         --
Acquisition of Strata, net of cash acquired                     --                         --
Purchase of equipment                                       (5,354)                    (5,354)
Proceeds from sale-leaseback of equipment,
  net of lease deposit                                          --                         --
Proceeds from sale of equipment                                843                        843
                                                          ---------                  ---------
Net cash (used) by investing activities                     (4,511)                    (4,511)

Cash flows from financing activities:
Proceeds from issuance of long-term debt                    14,127                     14,127
Payments on long-term debt                                 (10,826)                   (10,826)
Payments on related party debt                                (246)                      (246)
Proceeds from issuance of common stock, net                     --                         --
Borrowing on lines of credit                                30,537                     30,537
Payments on lines of credit                                (29,399)                   (29,399)
Debt issuance costs                                           (408)                      (408)
                                                          ---------                  ---------
Net cash provided (used) by financing activities             3,785                      3,785
                                                          ---------                  ---------

Net increase (decrease) in cash and cash equivalents         1,153                      1,153

Cash and cash equivalents:

Beginning of the year                                          146                        146
                                                          ---------                  ---------

End of the year                                           $  1,299                   $  1,299
                                                          =========                  =========

Supplemental information:

Interest paid                                             $  2,341                   $  2,341
                                                          =========                  =========

In addition, the 2004 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2004. The effect of the restatement on the individual Quarterly financial statements is as follows:

                                        Three Months     Three Months     Three Months
                                        Ended            Ended            Ended
                                        March 31, 2004   June 30, 2004    September 30, 2004
                                        --------------   -------------    ------------------
Net income (loss) attributed to
    common stockholders
Previously reported                         $     501       $     434           $       576
Adjustment - depreciation expense                (139)            (79)                  (79)
Adjustment - minority interest expense             22              22                    22
Restated                                          384             377                   519

Net income (loss) per share, basic
    and diluted
Previously reported                         $    0.03       $    0.07           $      0.05
Total adjustments                                0.01            0.01                  0.01
Restated                                         0.02            0.06                  0.04

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

                                        Three Months     Three Months     Three Months
                                        Ended            Ended            Ended
                                        March 31, 2003   June 30, 2003    September 30, 2003
                                        --------------   -------------    ------------------
Net income (loss) attributed to
    common stockholders
Previously reported                         $    (183)      $    (330)          $     1,136
Adjustment - gain on sale of stock
in a subsidiary                                    --              --                 2,433
Adjustment - depreciation expense                  --              --                   (49)
Adjustment - minority interest expense             --              --                    22
Adjustment - foreign tax expense                 (158)            (92)                  (93)
Restated                                         (341)           (422)                3,449

Net income (loss) per share, basic
    and diluted
Previously reported                         $   (0.05)      $   (0.10)          $      0.29
Total adjustments                               (0.04)          (0.00)                 0.58
Restated                                        (0.09)          (0.10)                 0.87

Certain amounts in the accompanying statement of operations for the year ended December 31, 2002 have been reclassified to conform to the restatement including the reclassification of the foreign income taxes from cost of goods sold to foreign tax expense.

NOTE 3 - PENSION AND POST RETIREMENT BENEFIT OBLIGATIONS

PENSION PLAN

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

In June 1999, the Company and the PBGC entered into an agreement for the settlement of the PBGC Liability (the "PBGC Agreement"). Pursuant to the terms of the PBGC Agreement, the Company issued 117,020 shares of its common stock to the PBGC, reducing the pension liability by the estimated fair market value of the shares to $66.9 million (the Company has a right of first refusal with respect to the sale of such shares). In connection with the PBGC Agreement, the Company and the PBGC entered into the following agreements: (i) a Registration Rights Agreement (the "Registration Rights Agreement"); and (ii) a Lock-Up Agreement by and among Allis-Chalmers, the PBGC, and others. In connection with the merger with OilQuip described below, the Lock-Up Agreement was terminated and the Registration Rights Agreement was amended to provide the PBGC the right to have its shares of common stock registered under the Securities Act of 1933 on Form S-3 during the 12 month period following the Merger (to the extent the Company is eligible to use Form S-3 which it currently is not) and thereafter to have its shares registered on Form S-1 or S-2.

In order to satisfy and discharge the PBGC Liability, the PBGC Agreement provided that the Company had to either: (i) receive, in a single transaction or in a series of related transactions, debt financing which made available to the Company at least $10 million of borrowings or (ii) consummate an acquisition, in a single transaction or in a series of related transactions, of assets and/or a business where the purchase price (including funded debt assumed) is at least $10.0 million ("Release Event").

The merger with OilQuip (the "Merger") on May 9, 2001 (as described in Note 1) constituted a Release Event, which satisfied and discharged the PBGC Liability. In connection with the Merger, the Company and the PBGC agreed that the PBGC should have the right to appoint one member of the Board of Directors of the Company for so long as it holds at least 23,404 shares of the common stock. In connection with the Merger, the Lock-Up Agreement was terminated in its entirety. As of December 31, 2003, the Company is no longer liable for any obligations of the Consolidated Plan.

MEDICAL AND LIFE

Pursuant to the Plan of Reorganization, the Company assumed the contractual obligation to Simplicity Manufacturing, Inc. (SMI) to reimburse SMI for 50% of the actual cost of medical and life insurance claims for a select group of retirees (SMI Retirees) of the prior Simplicity Manufacturing Division of Allis-Chalmers. The actuarial present value of the expected retiree benefit obligation is determined by an actuary and is the amount that results from applying actuarial assumptions to (1) historical claims-cost data, (2) estimates for the time value of money (through discounts for interest) and (3) the probability of payment (including decrements for death, disability, withdrawal, or retirement) between today and expected date of benefit payments. As of December 31, 2004, 2003 and 2002, the Company has recorded post-retirement benefit obligations of $687,000, $545,000 and $670,000, respectively, associated with this transaction.

401(k) SAVINGS PLAN

On June 30, 2003 the Company adopted the 401(k) Profit Sharing Plan (the "Plan"). The Plan is a defined contribution savings plan designed to provide retirement income to eligible employees of the Company and its subsidiaries. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from the Company. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed six-months of service with the Company. Upon leaving the Company, each participant is 100% vested with respect to the participants' contributions while the Company's matching contributions are vested over a three-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $35,000 was paid in 2004 and approximately $10,000 was paid in 2003.

NOTE 4 - ACQUISITIONS

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

The aggregate purchase price for Jens' and Strata was (i) $10.3 million in cash,
(ii) a $4.0 million note payable due in four years, (iii) $1.2 million in a non-compete agreement payable over five years, (iv) 1.6 million shares of common stock of the Company, (v) 3.5 million shares of a newly created Series A 10% Cumulative Convertible Preferred Stock of the Company ("Preferred Stock") and
(vi) an additional post-closing payment of approximately $983,000. In addition, in connection with the Strata acquisition, Energy Spectrum Partners LP was issued warrants to purchase 87,500 shares of Company common stock at an exercise price of $0.75 per share. The acquisitions were accounted for using the purchase method of accounting. Goodwill of $4.2 million and other identifiable intangible assets of $2.0 million were recorded with consolidation of the acquisitions.

In July 2003, through its subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I L.L.C. ("M-I"), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC ("AirComp"). The assets contributed by Mountain Air were recorded at Mountain Air's historical cost of $6.3 million, and the assets contributed by M-I were recorded at a fair market value of $10.3 million. The Company owns 55% and M-I owns 45% of AirComp. As a result of the Company's controlling interest and operating control, the Company consolidated AirComp in its financial statements. AirComp comprises the compressed air drilling services segment.

In September 2004, the Company acquired 100% of the outstanding stock of Safco Oil Field Products, Inc. for $1.0 million. Safco leases spiral drill pipe and provides related oilfield services to the oil drilling industry.

In September 2004, the Company acquired the remaining 19% of Jens' in exchange for 1.3 million shares of its common stock. The total value of the consideration paid to the seller, Jens Mortensen, was $6.4 million which was equal to the number of shares of common stock issued to Mr. Mortensen (1.3 million) multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance. This amount was treated as a contribution to stockholders' equity. On the balance sheet, the $1.9 million minority interest in Jens' was eliminated. The balance of the contribution of $4.4 million was allocated as follows: In June 2004, the Company obtained an appraisal of the fixed assets at Jens' which valued the fixed assets at $20.1 million. The book value of the fixed assets was $15.8 million and the fixed assets appraised value was $4.3 million over the book value. The Company increased the value of its fixed assets by 19% of the amount of the excess of the appraised value over the book value, or $.8 million. The remaining balance of $3.6 million was allocated to goodwill.

In November 2004, AirComp acquired substantially all the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., L.L.C., collectively Diamond Air, for $4.6 million in cash and the assumption of approximately $450,000 of accrued liabilities. The Company contributed $2.5 million and M-I L.L.C. contributed $2.1 million to AirComp LLC in order to fund the purchase. Diamond Air provides air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products.

In December 2004, The Company acquired Downhole for approximately $1.1 million in cash, 568,466 shares of Common Stock and the assumption of approximately $950,000 of debt. Downhole is headquartered in Midland, Texas, and provides economical chemical treatments to wells by inserting small diameter, stainless steel coiled tubing into producing oil and gas wells.

The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Diamond Air and Downhole on the Company's results of operations for the year ended December 31, 2004 and formation of AirComp on the Company's results of operations for the year ended December 31, 2003 and the acquisitions of Jens' and Strata on the Company's results of operations for the year ended December 31, 2002, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented.

                                              Year Ended December 31,
                                                    (UNAUDITED)
                                         (in thousands, except per share)
                                           2004        2003        2002
Revenues                                 $ 58,103    $ 34,446    $ 19,142

Operating income (loss)                  $  5,405    $  3,008    $   (401)

Net income (loss)                        $  1,367    $    411    $ (4,431)

Net income (loss) per common share

       Basic                             $   0.17    $   0.10    $  (1.18)
       Diluted                           $   0.12    $   0.07    $  (1.18)

NOTE 5 - INVENTORIES

      Inventories are comprised of the following at December 31:

                                          2004       2003
Hammer bit inventory
Finished goods                           $   857     $  --
Work in process                              385        --
Raw materials                                151        --
                                         -------     -----

Total hammer bit inventory               $ 1,393     $  --

Hammer inventory                             417        --

Chemical inventory                           254        --

Coil tubing and related inventory            309        --
                                         -------     -----

Total inventory                          $ 2,373     $  --
                                         =======     =====

NOTE 6 - PROPERTY AND OTHER INTANGIBLES ASSETS

Property and equipment is comprised of the following at December 31:

                                                          Depreciation
                                                             Period         2004         2003
                                                                          ---------   ----------
                                                                                      (Restated)
Land                                                           --         $     27    $      27
Building and improvements                                 15 - 20 years        740          729
Machinery and equipment                                    3 - 15 years     41,120       28,860
Tools, furniture, fixtures and leasehold improvements      3 -  7 years      1,043        4,098
                                                                          ---------   ----------

Total                                                                     $ 42,930    $  33,714

Less: accumulated depreciation                                              (5,251)      (2,586)
                                                                          ---------   ----------

Property and equipment, net                                               $ 37,679    $  31,128
                                                                          =========   ==========

Intangible assets are as follows at December 31:

                                                          Amortization
                                                             Period         2004         2003
                                                                          ---------   ----------
Intellectual Property                                          20 years   $  1,009    $   1,009
Non-compete agreements                                        3-5 years      2,856        1,535
Patent                                                         15 years        496           --
Other intangible assets                                     3- 10 years      2,732        1,000
                                                                          ---------   ----------

Total                                                                     $  7,093    $   3,544

Less: accumulated amortization                                              (2,036)      (1,254)
                                                                          ---------   ----------

Intangibles assets, net                                                   $  5,057    $   2,290
                                                                          =========   ==========

                                       2004                                   2003
                          Gross    Accumulated    Current year   Gross    Accumulated    Current year
                          Value    amortization   amortization   Value    amortization   amortization
Intellectual
Property                  $1,009   $        239   $         56   $1,009   $        183   $         46
Non-compete agreements     2,855          1,032            300    1,535            731            347
Patent                       496              6              6       --             --             --
Other intangible assets    2,732            760            420    1,000            340            135
                          ------   ------------   ------------   ------   ------------   ------------

Total                     $7,093   $      2,036   $        782   $3,544   $      1,254   $        528
                          ======   ============   ============   ======   ============   ============

Amortization of intangible assets at December 31, is as follows:

                        INTANGIBLE AMORTIZATION BY PERIOD
                        ---------------------------------
                                 (in thousands)
                             Year ended December 31,
                                                                    2009 and
                                   2005     2006     2007     2008  thereafter
                                -------  -------  -------  -------  ----------
Intangible Assets Amortization

Intellectual property           $    56  $    56  $    56  $    56  $      546
Non-compete agreements              484      481      275      234         349
Patent                               33       33       33       33         358
Other intangible assets             244      244      214      214       1,057
                                -------  -------  -------  -------  ----------

Total Intangible Amortization   $   817  $   814  $   578  $   537       2,310
                                =======  =======  =======  =======  ==========

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

Deferred income tax assets and the related allowance as of December 31, 2004 and 2003 were as follows:

                                                 2004        2003
                                               ---------   ---------
Deferred non-current income tax assets:
Net future tax deductible items                $    533    $    500
Net operating loss carry forwards                 4,894       2,975
A-C Reorganization Trust claims                  30,112      35,000
                                               ---------   ---------

Total deferred non-current income tax assets     35,539      38,475

Valuation allowance                             (35,539)    (38,475)
                                               ---------   ---------

Net deferred non-current income taxes          $     --    $     --
                                               =========   =========

Net operating loss carry forwards for tax purposes at December 31, 2004 and 2003 were estimated to be $14.5 million and $8.5 million, respectively, expiring through 2024.

Net future tax-deductible items relate primarily to differences in book and tax depreciation and amortization and to compensation expense related to the issuance of stock options. Gross deferred tax liabilities at December 31, 2004 and 2003 are not material.

The Company and its subsidiaries are required to file a consolidated U.S. federal income tax return. The Company had no current tax expense for the years ended December 31, 2004, 2003 and 2002, respectively. The Company pays foreign income taxes in Mexico related to Jens' earnings on Mexico revenues. The Company paid $514,000, $370,000 and $270,000 in foreign income taxes to Mexico during the years ended December 31, 2004, 2003 and 2002, respectively. There are approximately $1,154,000 of U.S. foreign tax credits available to the Company and of that amount, the Company has determined that approximately $205,000 may be recoverable in a future period by applying the credits back to the taxable income of the Jens' subsidiary in 2001 and 2000. The $205,000 of recoverable foreign income taxes has been recorded as "other current assets" on the accompanying balance sheet of the Company as of December 31, 2004. The remaining $949,000 of available U.S. foreign tax credits may or may not be recoverable by the Company depending upon the availability of taxable income in future years and therefore, have not been recorded as an asset as of December 31, 2004. The foreign tax credits available to the Company begin to expire in the year 2007.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense from continuing operations:

                                                             2004       2003       2002
                                                           --------   --------   --------
Income tax expense based on the U.S. statutory tax rate    $     --   $     --   $     --

Foreign income subject to foreign taxes a rate different
  than the U.S. statutory rate                              514,089    370,468    269,568
                                                           --------   --------   --------
Total                                                      $514,089   $370,468   $269,568
                                                           ========   ========   ========

The Company's 1988 Plan of Reorganization established the A-C Reorganization Trust to settle claims and to make distributions to creditors and certain stockholders. The Company transferred cash and certain other property to the A-C Reorganization Trust on December 2, 1988. Payments made by the Company to the A-C Reorganization Trust did not generate tax deductions for the Company upon the transfer but generate deductions for the Company as the A-C Reorganization Trust makes payments to holders of claims.

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

NOTE 8 - DEBT

The long-term debt of the Company and its subsidiaries as of December 31, 2004 and December 31, 2003 consists of the following:

                                                  December 31,
                                                 (in thousands)
                                               -----------------
                                                2004       2003
                                               -------   -------
Debt of Allis-Chalmers Energy
Revolving line of credit                         2,353        --
Bank term loan                                   6,335        --
Notes payable to former directors                  402       386
12.0% subordinated note                             --     2,675

Debt of Jens'
Revolving line of credit                            --        26
Bank term loan                                      --     4,654
Bank real estate note                               --       207
Subordinated seller note                         4,000     4,000
Note payable under non-compete agreement           514       761
Bank term loan                                     263       354
Equipment installment note                         321        --

Debt of Strata
Revolving line of credit                            --     2,413
Vendor financing                                 1,164     2,383

Debt of Safco
Note payable under non-compete agreement           150        --

Debt of Downhole
Vehicle installment note                            11        --
Notes payable to a former shareholders              49        --

Debt of Mountain Air
Term loan                                          198       247
Seller note                                      1,600     1,511

Debt of AirComp
Revolving line of credit                         1,520       369
Bank term loan                                   6,775     7,429
Subordinated note payable to M-I LLC             4,818     4,818
                                               -------   -------
Total debt                                     $30,473   $32,233

Less: short-term debt and current maturities     5,541     3,992
                                               -------   -------
Long-term debt obligations                     $24,932   $28,241
                                               =======   =======

As of December 31, 2004 and 2003, the Company's debt was approximately $30.5 million and $32.2 million, respectively. The Company's weighted average interest rate for all of its outstanding debt was approximately 7.3% at December 31, 2004 and 6.34% at December 31, 2003.

Maturities of debt obligations at December 31, 2004 are as follows:

                               Maturities of Debt
                               ------------------
                                 (in thousands)
Year Ending:

December 31, 2005                         5,541
December 31, 2006                         7,378
December 31, 2007                        10,028
December 31, 2008                         2,638
December 31, 2009                         4,888
Thereafter                                   --
                                   ------------
Total                              $     30,473
                                   ============

On December 7, 2004, the Company entered into an amended and restated credit agreement which consolidated and increased various credit facilities previously maintained by the Company and two of its subsidiaries, Jens' and Strata. The credit agreement governing the facilities was entered into jointly by Allis-Chalmers, Jens', Strata, Safco, and Downhole is guaranteed by our MCA and OilQuip subsidiaries. The amended credit facilities include:

      o A $10.0 million revolving line of credit. Borrowings are subject to a borrowing base based on 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $2.4 million as of December 31, 2004.

      o A term loan in the amount of $6.3 million to be repaid in monthly payments of principal of $105,583 per month. Prepayments are also required in an amount equal to 20% of our collections from Matyep in Mexico. Proceeds of the term loan were used to prepay the term loan owed by our Jens' subsidiary and to prepay the 12% $2.4 million subordinated note and retire its related warrants. The outstanding balance was $6.3 million as of December 31, 2004.

      o A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility are to be repaid monthly over four years beginning January 2006. Availability of this capital expenditure term loan facility is subject to security acceptable to the lender in the form of equipment or other acquired collateral. There were no outstanding borrowings as of December 31, 2004

The credit facilities mature on December 31, 2007 and are secured by liens on substantially all of the Company's assets. The agreement governing these credit facilities contains customary events of default and financial covenants. It also limits the Company's ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. Interest accrues at a floating rate based on the prime rate. The interest rate was 6.25% as of December 31, 2004. There is a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.

In connection with the acquisition of Jens' and Strata in 2002, the Company issued a 12% secured subordinated note in the original amount of $3.0 million. In connection with this subordinated note, the Company issued redeemable warrants valued at $1.5 million, which were recorded as a discount to the subordinated debt and as a liability. The discount was amortized over the life of the subordinated note beginning February 6, 2002 as additional interest expense of which $350,000 and $300,000 were recognized in the years ended December 31, 2004 and December 31, 2003, respectively. The debt was recorded at $2.7 million at December 31, 2003, net of the unamortized portion of the put obligation. On December 7, 2004, the Company prepaid the $2.4 million balance of the 12% subordinated note and retired the $1.5 million of warrants, with a portion of the proceeds from the Company's new $6.3 million bank term loan.

Jens' has a subordinated note payable to Jens Mortensen, the seller of Jens' and a director of the Company, in the amount of $4.0 million with a fixed interest rate of 7.5%. Interest is payable quarterly and the final maturity of the note is January 31, 2006. In connection with the purchase of Jens', the Company agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. Monthly payments of $20,576 are due under this agreement through January 31, 2007. As of December 31, 2004, the remaining balance was approximately $514,000, including $247,000 classified as short-term. The subordinated note is subordinated to the rights of the Company's bank lenders.

Jens' has two bank term loans with a remaining balance totaling $263,000 at December 31, 2004 and with interest accruing at a floating interest rate based on prime plus 2.0%. The interest rate was 7.25% at December 31, 2004. Monthly principal payments are $13,000 plus interest. The maturity date of one of the loans, with a balance of $210,000, is September 17, 2006, while the second loan, with a balance of $53,000, has a final maturity of January 12, 2007. Additionally, in October 2004, Jens' borrowed $326,000 in a five-year equipment financing term loan. The loan is to be repaid in 60 installments of principal and interest equal to $6,449 per month beginning December 2004 and ending December 2009.

In December 2003, Strata, the Company's directional drilling subsidiary, entered into a financing agreement with a major supplier of downhole motors for repayment of motor lease and repair cost totaling $1.7 million. The agreement provides for repayment of all amounts not later than December 30, 2005. Payment of interest is due monthly and principal payments of $582,000 are due on April 2005 and December 2005. The interest rate is fixed at 8.0%. As of December 31, 2004, the outstanding balance was $1.2 million.

In connection with the purchase of Safco, the Company also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. The Company is required to make annual payments of $50,000 through September 30, 2007. As of December 31, 2004, the balance due is $150,000.

Downhole has notes payable to two former shareholders totaling $49,000. The Company is required to make monthly payments of $8,878 through June 30, 2005. The company also has a vehicle installment note. The note is to be repaid over 10 months at $1,137 per month without interest. At December 31, 2004, the balance due is $11,371.

In connection with the acquisition of Diamond Air and Marquis Bit described above, on November 15, 2004, the Company amended and increased AirComp's credit facilities to provide for the following:

      o A $3.5 million bank line of credit of which $1.5 million was outstanding at December 31, 2004. Interest accrues at a floating rate based on the prime rate. The interest rate was 7.50% as of December 31, 2004. There is a 0.5% per annum fee on the undrawn portion of the facility. Borrowings under the line of credit are subject to a borrowing base consisting of eligible accounts receivable.

      o A $7.1 million term loan with an adjustable, floating interest rate based on either the prime rate or the London interbank offered rate or ("LIBOR"). The interest rate was 6.25% as of December 31, 2004. Principal payments of $286,000 plus accrued interest are due quarterly, with a final maturity date of June 27, 2007. The balance at December 31, 2004 was $6.8 million.

      o A $1.5 million term loan facility to be used for capital expenditures. Interest accrues at a floating interest rate based on either the prime rate or LIBOR. Quarterly principal payments commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. There were no borrowings outstanding under this facility as of December 31, 2004.

The AirComp credit facilities are secured by liens on substantially all of AirComp's assets. The agreement governing these credit facilities contains customary events of default and requires that AirComp satisfy various financial covenants. It also limits AirComp's ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. Mountain Air guaranteed the obligations of AirComp under these facilities.

AirComp also has a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party has the right to cause AirComp to sell its assets (or the other party may buy out such party's interest), and in such event this note (including accrued interest) is due and payable. The note is also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At December 31, 2004, $376,000 of interest was included in accrued interest. The Company is not liable for the obligations of AirComp under this note.

In 2000 the Company compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. At December 31, 2004, the principal and accrued interest on these notes totaled approximately $402,000. As of March 31, 2005, the notes totaling $96,300, including accrued interest remained outstanding.

As part of the acquisition of Mountain Air in 2001, the Company issued a note to the sellers of Mountain Air in the original amount of $2.2 million bearing interest at an interest rate of 5.75%. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. At December 31, 2004 the outstanding amount due, including accrued interest, was $1.6 million. In March 2005, the Company reached an agreement with the sellers and holders of the note as a result of an action brought against the Company by the sellers. Under the terms of the agreement, the Company agreed to pay to the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See Note 21 - Legal Matters).

Mountain Air also has a term loan in the amount of $198,000 at December 31, 2004 with an interest rate of 5.0%. Principal and interest of $5,039 are payable monthly with a final maturity date of June 30, 2008.

Until December 2004, the Company's Chief Executive Officer and Chairman, Munawar
H. Hidayatallah and his wife were personal guarantors of substantially all of the financing extended to the Company. In December 2004, the Company refinanced most of its outstanding bank debt and obtained the release of certain guarantees. Mr. Hidayatallah continues to guarantee approximately $5.6 million of the Company's debt consisting of the Jens' $4.0 million subordinated seller note and the $1.6 million Mountain Air seller note. The Company pays Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah (See Note 22 - Subsequent Events in connection with the $1.6 million Mountain Air seller note.)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company rents office space on a five-year lease which expires November 2009. The Company and its subsidiaries also rent certain other facilities and shop yards for equipment storage and maintenance. Facility rent expense for the years ended December 31, 2004, 2003 and 2002 was $577,000, $370,000, and, $303,000
respectively. The Company has no further lease obligations.

At December 31, 2004, future minimum rental commitments for all operating leases are as follows:

                               Operating Leases
                               ----------------
                                (in thousands)

Year Ending:
December 31, 2005                $       550
December 31, 2006                        425
December 31, 2007                        388
December 31, 2008                        265
December 31, 2009                        206
Thereafter                                --
                                 -----------
Total                            $     1,834
                                 ===========

NOTE 10 - STOCKHOLDERS' EQUITY

On February 6, 2002, in connection with the acquisition of 81% of the outstanding stock of Jens' (Note 4), the Company issued 265,591 shares of common stock to Jens Mortensen, a director of the Company. The business combination was accounted for as a purchase. As a result, $630,000, the fair value of the Company's common stock issued at the date of the acquisition, was added to stockholders' equity.

On February 6, 2002, in connection with the acquisition of 95% of the outstanding stock of Strata (Note 4), the Company issued 1,311,973 shares of common stock to the seller of Strata, Energy Spectrum. The business combination was accounted for as a purchase. As a result, $3.0 million, the fair value of the Company's common stock issued at the date of the acquisition, was added to stockholders' equity. On May 31, 2002, the Company acquired the remaining 5% of the outstanding stock of Strata and issued 17,500 shares of common stock to the seller. As a result, $153,000, the fair value of the Company's common stock issued at the date of the acquisition, was added to stockholders' equity.

In connection with the Strata purchase, the Company authorized the creation of Preferred Stock. The Preferred Stock had cumulative dividends at ten percent per annum payable in additional shares of Preferred Stock or if elected and declared by the Company, in cash. Additionally, the Preferred Stock was convertible into common stock of the Company. The Preferred Stock was also subject to mandatory redemption on or before February 4, 2004 or earlier from the net proceeds of new equity sales and optional redemption by the Company at any time. The redemption price of the Preferred Stock was $1.00 per share plus accrued but unpaid dividends. In April 2004, Energy Spectrum, the holder of the Company's preferred stock, converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock.

In connection with the Strata acquisition, the Company issued to Energy Spectrum a warrant to purchase 87,500 shares of the Company's common stock at an exercise price of $0.75 per share, and on February 19, 2003, the Company issued an additional warrant to purchase 175,000 shares of the Company's common stock at an exercise price of $0.75 per share. The warrant issued on February 19, 2003 was valued in accordance with the Black-Scholes valuation model at approximately $306,000. The fair value of this warrant issuance was recorded similar to a preferred share dividend.

In connection with the formation of AirComp in July 2003, the Company eliminated $955,000 its negative investment in the assets contributed to AirComp. Under purchase accounting, the Company recognized a $955,000 increase in stockholders equity.

On March 3, 2004, the Company entered into an agreement with an investment banking firm whereby they would provide underwriting and fundraising activities on behalf of the Company. In exchange for their services, the investment banking firm received a stock purchase warrant to purchase 340,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires in February 2009. For purposes of calculating fair value under SFAS No. 123, the fair value of the warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility rate of 89.7% risk-free interest rate of 7.00%; and average life of 5 years.

On April 2, 2004, the Company completed the following transactions:

      o In exchange for an investment of $2.0 million the Company issued 620,000 shares of common stock for a purchase price equal to $2.50 per share, and issued warrants to purchase 800,000 shares of common stock at an exercise price of $2.50 per share, expiring on April 1, 2006, to an investor group (the "Investor Group") consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1.55 million and the aggregate purchase price for the warrants was $450,000.

      o Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock. The conversion of the preferred stock will have an impact on the earnings per share in future periods since the Company will not record any dividends.

      o The Company, the Investor Group, Energy Spectrum, and former director Saeed Sheikh and officers and directors Munawar H. Hidayatallah and Jens H. Mortensen entered into a stockholders agreement pursuant to which the parties agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. In addition, the parties and the Company agreed that in the event the Company has not effected a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets. Energy Spectrum has agreed to enter into an amendment to the Stockholders Agreement to eliminate the requirement that an investment bank be retained to sell the Company. Two of Energy Spectrum's three designated directors on the Board resigned January 14, 2005 and Energy Spectrum has agreed not to utilize its right to appoint more than one director unless and until the parties to the Stockholders of the Company of its determination to reassert such right.

On August 10, 2004, the Company completed the private placement of 3,504,667 shares of the Company's common stock at a price of $3.00 per share. Net proceeds to the Company, after selling commissions and expenses, were approximately $9.4 million. The Company issued shares pursuant to an exemption from the Securities Act of 1933, and agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

On September 30, 2004, the Company completed the private placement of 1,956,668 shares of the Company's common stock at a price of $3.00 per share. Net proceeds to the Company, after selling commission and expenses, were approximately $5.3 million. The Company issued shares pursuant to an exemption from the Securities Act of 1933, and agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

On September 30, 2004, the Company issued 1.3 million shares of common stock to Jens Mortensen, a director, in exchange for his 19% interest in Jens'. As a result of this transaction, The Company owns 100% of Jens'. The total value of the consideration paid to Jens was $6.4 million, which was equal to the number of shares of common stock issued to Mr. Mortensen multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance. This amount was treated as a contribution to stockholders equity. On the balance sheet, the Company eliminated the amount recorded as the value of the Jens' minority interest, $2.0 million. The balance of the contribution ($4.5 million) was allocated as follows: In June 2004, a third-party appraisal of the fixed assets was obtained which valued the fixed assets at $20.1 million. The book value of the fixed assets was $15.8 million and the excess of appraised value over book value was $4.3 million. The value of Jens' fixed assets was increased by 19% of this amount, or $813,511. The remaining balance of $3.7 million was allocated to goodwill.

On December 10, 2004, the Company acquired Downhole for approximately $1.1 million in cash, 568,466 shares of Common Stock and payment or assumption of $950,000 of debt. Approximately $2.2 million, the value of the common stock issued to Downhole's sellers based on the closing price of the Company's common stock issued at the date of the acquisition, was added to stockholders' equity.

NOTE 11- REVERSE STOCK SPLIT

The Company effected a reverse stock split on June 10, 2004. As a result of the reverse stock split, every five shares of the Company's common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from 6,070 to approximately 2,140. All share and related amounts presented have been retroactively adjusted for the stock split.

NOTE 12- STOCK OPTIONS

In 2000, the company issued stock options and promissory notes to certain current and former directors as compensation for services as directors (Note 8), and the Company's Board of Directors granted stock options to these same individuals. Options to purchase 4,800 shares of common stock were granted with an exercise price of $13.75 per share. These options vested immediately and may be exercised any time prior to March 28, 2010. As of December 31, 2004, none of the stock options had been exercised. No compensation expense has been recorded for these options that were issued with an exercise price equal to the fair value of the common stock at the date of grant.

On May 31, 2001, the Board granted to Leonard Toboroff, a director of the Company, an option to purchase 100,000 shares of common stock at $2.50 per share, exercisable for 10 years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip in finding strategic acquisition opportunities. The Company recorded compensation expense of $500,000 for the issuance of the option for the year ended December 31, 2001.

On December 16, 2003, the Board granted to the employees of the Company options to purchase 854,500 shares of common stock, and issued options to purchase 14,000 shares of common stock to non-employee directors and to Energy Spectrum Partners LP as compensation for services rendered by directors in 2002 and 2003. These options are exercisable for 10 years from December 16, 2003 at $2.75 per share. On October 11, 2004, the Board granted to certain employees of the Company the option to purchase 248,000 shares of common stock. The options are exercisable for 10 years from October 11, 2004 at $4.85 per share. As disclosed in Note 1, the Company accounts for its stock-based compensation using APB No.
25. The Company has adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. As of December 31, 2004, none of the stock options issued had been exercised.

A summary of the Company's stock option activity and related information is as follows:

                                 December 31, 2004                December 31, 2003                 December 31,2002
                                   Weighted Avg.                    Weighted Avg.                    Weighted Avg.
                   Shares Under      Exercise       Shares Under      Exercise       Shares Under       Exercise
                     Options           Price           Option           Price           Option           Price
                   ------------  -----------------  ------------  -----------------  ------------   ----------------
Beginning balance      973,300           2.78         104,800         $    3.00         104,800          $ 3.00
Granted                248,000           4.85         868,500              2.75              --              --
Canceled                (6,300)          2.78              --                --              --              --
Exercised                   --             --              --                --              --              --
                    -----------  -----------------  ------------  -----------------  ------------   ----------------
Ending balance       1,215,000         $ 3.20         973,300         $    2.78         104,800          $ 3.00
                    ===========  =================  ============  =================  ============   ================

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2004:

  Fair Value    Shares Under  Weighted Average Remaining    Options     Fair Value of
Exercise Price     Option          Contractual Life       Exercisable  Exercise Price
       $  2.50       100,000                  6.79 years      100,000         $  2.50
       $ 13.75         4,800                  5.24 years        4,800         $ 13.75
       $  2.75       862,200                  8.96 years      574,800         $  2.75
       $  4.85       248,000                  9.73 years       82,667         $  4.85
       -------     ---------                 -----------     --------         -------
       $  3.20     1,215,000                  8.93 years      762,267         $  3.01

There were no stock options issued to employees or directors in the year ended December 31, 2002.

NOTE 13- STOCK PURCHASE WARRANTS

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

As more fully described in Note 8, Mountain Air and Allis-Chalmers issued two warrants ("Warrants A and B") for the purchase of 233,000 total shares of the Company's common stock at an exercise price of $0.75 per share and one warrant for the purchase of 67,000 shares of the Company's common stock at an exercise price of $5.00 per share ("Warrant C") in connection with their subordinated debt financing. The holders may redeem Warrants A and B for a total of $1,500,000 as of January 31, 2005 however the warrents were paid off on December 7, 2004. The fair value of Warrant C was established in accordance with the Black-Scholes valuation model and as a result, $47,000 was added to stockholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected life of four years.

On February 6, 2002, in connection with the acquisition of substantially all of the outstanding stock of Strata (see Note 4), the Company issued a warrant for the purchase of 87,500 shares of the Company's common stock at an exercise price of $0.75 per share over the term of four years. The fair value of the warrant was established in accordance with the Black-Scholes valuation model and as a result, $267,000 was added to stockholders' equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5%; and expected lives of four years.

In connection with the Strata Acquisition, on February 19, 2003, the Company issued Energy Spectrum an additional warrant to purchase 175,000 shares of the Company's common stock at an exercise price of $0.75 per share.

In March 2004, we issued a warrant to purchase 340,000 shares of our common stock at an exercise price of $2.50 per share to Morgan Joseph & Co., in consideration of financial advisory services to be provided by Morgan Joseph pursuant to a consulting agreement. The warrants expire in February 2009.

In April 2004, we issued warrants to purchase 20,000 shares of common stock to Wells Fargo Credit, Inc., in connection with the extension of credit by Wells Fargo Credit Inc. in connection with the extension of credit by Wells Fargo Credit, Inc. The warrants are exercisable at $0.75 per share and expire in April 2014.

In April 2004, we completed a private placement of 620,000 shares of common stock and warrants to purchase 800,000 shares of common stock to the following investors: Christopher Engel; Donald Engel; the Engel Defined Benefit Plan; RER Corp., a corporation wholly-owned by director Robert Nederlander; and Leonard Toboroff, a director. The investors invested $1,550,000 in exchange for 620,000 shares of common stock for a purchase price equal to $2.50 per share, and invested $450,000 in exchange for warrants to purchase 800,000 shares of common stock at an exercise of $2.50 per share, expiring on April 1, 2006.

In May 2004, we issued a warrant to purchase 3,000 shares of our common stock at an exercise price of $4.75 per share to Jeffrey R. Freedman in consideration of financial advisory services to be provided by Mr. Freedman pursuant to a consulting agreement. The warrants expire in May 2009, and were exercised in May 2004.

The Preferred Stock, including accrued dividends, was converted into 1,718,090 shares of common stock on April 2, 2004

NOTE 14- LEASE RECEIVABLE

In June 2002, Strata, the Company's subsidiary, sold its measurement while drilling (MWD) assets to a third party for $1.3 million. Under the terms of the sale, the Company will receive at least $15,000 per month for thirty-six months. After thirty-six months, the purchaser has the option to pay the remaining balance or continue paying a minimum of $15,000 per month for twenty-four additional months. After the expiration of the additional twenty-four months, the purchaser must repay any remaining balance. This transaction has been accounted for as a direct financing lease with the nominal residual gain from the asset sale deferred into income over the life of the lease. During the year ended December 31, 2004, the Company received a total of $229,000 in payments from the third party related to this lease.

NOTE 15- RELATED PARTY TRANSACTIONS

At December 31, 2004 and 2003, the Company owed the Chief Executive Officer of the Company, Munawar H. Hidayatallah, $175,000 and $193,000, respectively, related to deferred compensation. Mr. Hidayatallah owes the company $7,000 classified as an employee receivable. In March and April of 2005 the Company paid all amounts due Mr. Hidayatallah.

Until December 2004, the Company's Chief Executive Officer and Chairman, Munawar
H. Hidayatallah and his wife were personal guarantors of substantially all of the financing extended to the Company by commercial banks. In December 2004, the Company refinanced most of its outstanding bank debt and obtained the release of certain guarantees at December 31, 2004. Mr. Hidayatallah guaranteed approximately $5.6 million of the Company's debt consisting of the Jens' $4.0 million subordinated seller note and the $1.6 million Mountain Air seller note. See Note 22 "Subsequent Events" regarding the modification of this note. The Company has agreed to pay Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. The fee is payable quarterly, in arrears, based upon the average amount of debt outstanding in the prior quarter.

Jens Mortensen, a director of the Company, is the former owner of Jens' and held a 19% minority interest in Jens' until September 30, 2004. He is also the holder of a $4.0 million subordinated note payable issued by Jens' and at December 31, 2004 was owed $517,000 in accrued interest and $514,000 related to a non-compete agreement. (See Note 8). The accrued interest was paid in January 2005. Mr. Mortensen, formerly the sole proprietor of Jens', owns a shop yard which he leases to Jens' on a monthly basis. The annual lease payments under the terms of the lease were $28,800 for each of the years ended December 31, 2004 and December 31, 2003. In addition, Mr. Mortensen and members of his family own 100% of Tex-Mex Rental & Supply Co., a Texas corporation, that sold approximately $166,669 and $173,000 of equipment and other supplies to Jens' for the years ended December 31, 2004 and 2003, respectively.

As descripted in Note 8, former directors of the Company were issued promissory notes in 2000 in lieu of compensation for services. A total of $402,000 included in the short-term debt of the Company is due these former directors of the Company as of December 31, 2004. All but three notes were paid on the maturity date of March 28, 2005. There is approximately $96,300 that remains outstanding including accrued interest.

At December 31, 204 and 2003, Mountain Air owed its joint venture partner in AirComp, LLC, M-I LLC $74,000 and $73,000 respectively.

NOTE 16- SETTLEMENT OF LAWSUIT

In June 2003, Mountain Air filed a lawsuit against the former owners of Mountain Air Drilling Service Company for breach of the asset purchase agreement pursuant to which Mountain Air acquired Mountain Air Drilling Services Company, alleging that the sellers stored hazardous materials on the property leased by Mountain Air without the consent of Mountain Air and violated the non-compete clause in the asset purchase agreement. On July 15, 2003, Mountain Air entered into a settlement agreement with the sellers. As of the date of the agreement, Mountain Air owed the sellers a total of $2.6 million including $2.2 million in principal and $363,195 in accrued interest. As part of the settlement agreement, the note payable to the sellers was reduced from $2.2 million to $1.5 million and the due date of the note payable was extended from February 6, 2006 to September 30, 2007. The lump-sum payment due the sellers at that date was $1.9 million. Mountain Air recorded a one-time gain on the reduction of the note payable to the sellers of $1.0 million in the third quarter of 2003. The gain was calculated by discounting the note payable to $1.5 million using a present value calculation and accreting the note payable to $1.9 million the amount due in September 2007 (See Note 22 - Subsequent Events).

NOTE 17- GAIN ON SALE OF INTEREST IN A SUBSIDIARY

In July 2003, through the subsidiary Mountain Air, the Company entered into a limited liability company operating agreement with a division of M-I to form a Texas limited liability company named AirComp. Both companies contributed assets with a combined value of $16.6 million to AirComp. The contributed assets from Mountain Air were contributed at a historical book value of approximately $6.3 million and the assets contributed by M-I were contributed at a fair market value of approximately $10.3 million. Prior to the formation of AirComp, the Company owned 100% of Mountain Air and after the formation of AirComp, the Company owns 55% and M-I owns 45% of the business combination. The business combination was accounted for as a purchase and recorded a one-time non-operating gain on the sale of the 45% interest in the subsidiary of approximately $2,433,000. The gain was calculated after recording the assets contributed by M-I of approximately $10.3 million less the subordinated note issued to M-I in the amount of approximately $4.8 million, recording minority interest of approximately $2,049,000 and an increase in equity of $955,000 in accordance with Staff Accounting Bulletin No. 51 ("SAB 51"). The Company has not recorded any deferred income taxes because the increase in assets and gain is a permanent timing difference. The Company has adopted a policy that any gain or loss in the future incurred on the sale in the stock or an interest of a subsidiary would be recognized as such in the income statement.

NOTE 18- SEGMENT INFORMATION

At December 31, 2004, the Company had four operating segments including Casing and Tubing Services (Jens'), Directional Drilling Services (Strata) and Compressed Air Drilling Services (AirComp) and Other Services (Safco and Downhole). All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the Corporate function are reported below for the years ended December 31, 2004 and 2003 (in thousands):

                                                             Year Ended December 31,
                                                          2004         2003        2002
                                                        ----------   ---------   ---------
                                                                   (Restated)
REVENUES:
Casing services                                         $  10,391    $ 10,037    $  7,796
Directional drilling services                              24,787      16,008       6,529
Compressed air drilling services                           11,561       6,679       3,665
Other services                                                987          --          --
                                                        ----------   ---------   ---------
Total revenues                                             47,726    $ 32,724    $ 17,790
                                                        ==========   =========   =========
OPERATING INCOME (LOSS):
Casing services                                         $   3,217    $  3,628    $  2,495
Directional drilling services                               3,061       1,103        (576)
Compressed air drilling services                            1,169          17        (945)
Other services                                                (67)         --          --
General corporate                                          (3,153)     (2,123)     (2,144)
                                                        ----------   ---------   ---------
Total income/loss) from operations                      $   4,227    $  2,625    $ (1,170)
                                                        ==========   =========   =========
DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                         $   1,597    $  1,413    $  1,265
Directional drilling services                                 466         275         295
Compressed air drilling services                            1,329       1,139         955
Other services                                                 66          --          --
General corporate                                             120         109          65
                                                        ----------   ---------   ---------
Total depreciation and amortization expense             $   3,578    $  2,936    $  2,580
                                                        ==========   =========   =========
INTEREST EXPENSE:
Casing services                                         $     827    $  1,044    $    643
Directional drilling services                                 321         268         215
Compressed air drilling services                              801         839         761
Other services                                                  4          --          --
General corporate                                             855         316         637
                                                        ----------   ---------   ---------
Total interest expense                                  $   2,808    $  2,467    $  2,256
                                                        ==========   =========   =========
CAPITAL EXPENDITURES
Casing services                                         $   1,285    $  2,176    $    137
Directional drilling services                               1,552       1,066          83
Compressed air drilling services                            1,399       2,093         288
Other services                                                338          --          --
General corporate                                              29          19          10
                                                        ----------   ---------   ---------
Total capital expenditures                              $   4,603    $  5,354    $    518
                                                        ==========   =========  ==========

GOODWILL:
Casing services                                         $   3,673    $     --    $     --
Directional Drilling Services                               4,168       4,168       4,168
Compressed Air Drilling Services                            3,510       3,493       3,493
Other services                                                425          --          --
General Corporate                                              --          --          --
                                                        ----------   ---------   ---------
Total Goodwill                                          $  11,776    $  7,661    $  7,661
                                                        ==========   =========  ==========

ASSETS:
Casing services                                         $  21,197    $ 18,191    $ 15,681
Directional drilling services                              14,166      11,529       8,888
Compressed air drilling services                           29,147      22,735       9,138
Other services                                              7,097          --          --
General corporate                                           8,585       1,207       1,071
                                                        ----------   ---------   ---------
Total assets                                            $  80,192    $ 53,662    $ 34,778
                                                        ==========   =========  ==========
REVENUES
United States                                           $  42,466    $ 29,395    $ 15,321
International                                               5,260       3,329       2,669
                                                        ----------   ---------   ---------
TOTAL                                                   $  47,726    $ 32,724    $ 17,990
                                                        ==========   =========  ==========

NOTE 19- SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                December    December    December
                                                                31,2004     31, 2003    31, 2002
                                                                ---------   ---------   ---------
                                                                           (Restated)
                                                                         (in thousands)
Non-cash investing and financing transactions in
 connection with the acquisitions of Jens'and Strata:

Fair value of net assets acquired                               $     --          --    $(13,945)
Goodwill and other intangibles                                        --          --      (5,903)
Note payable to Seller of Jens' Oilfield Service                      --          --       4,000
Value of common stock issued                                          --          --       3,735
Issuance of preferred stock                                           --          --       3,500
Fair value of warrants issued                                         --          --         314
                                                                ---------   ---------   ---------
Net cash paid to acquire subsidiary                             $     --    $     --      (8,299)
                                                                =========   =========   =========
Other non-cash investing and financing transactions:

Sale of property & equipment in connection with
  the direct financing lease (Note 14)                          $     --          --    $  1,193
(Gain) on settlement of debt                                          --      (1,034)         --
Amortization of discount on debt                                      --         442          --
Purchase of equipment financed through assumption of
  debt or accounts payable                                            --         906          --

Non-cash investing and financing transactions in connection with the formation of AirComp:

Other non-cash investing and financing transactions
 in connection with AirComp:
Issuance of debt to joint venture by M-I                              --      (4,818)         --
Contribution of property, plant and equipment by
  M-I to joint venture                                                --      10,268          --
Increase in minority interest                                         --      (2,063)         --
(Gain) on sale of stock in a subsidiary                               --      (2,433)         --
Difference of Company's investment cost basis in AirComp
  and their share of underlying equity of net assets
  of AirComp                                                          --        (955)         --
                                                                ---------   ---------   ---------
Net cash paid in connection with the joint venture              $     --    $     --    $     --
                                                                =========   =========   =========
Non-cash investing and financing transactions in
connection with the acquisitions of Safco, Diamond
 Air and Downhole:

Fair Value of net assets acquired                               $ (4,867)         --          --
Goodwill and other intangibles                                    (3,839)         --          --
Value of common stock, issued                                      2,177          --          --
Value of minority interest contribution                            2,070          --          --
                                                                ---------   ---------   ---------
                                                                $ (4,459)   $     --    $     --
Non-cash investing and financing transaction in
connection with the remaining acquisition of the 19% of Jens:

Fair Value of net assets acquired                               $   (813)         --          --
Goodwill and other intangibles                                    (3,676)         --          --
Value of common stock issued                                       6,434          --          --
Value of minority interest retirement                             (1,945)         --          --
                                                                ---------   ---------   ---------
                                                                      --          --          --
                                                                =========   =========   =========

NOTE 20- QUARTERLY RESULTS (UNAUDITED)

                                   First       Second      Third       Fourth
                                   Quarter     Quarter     Quarter     Quarter
                                  ----------  ----------  ----------   ---------
                                     (In thousands, except per share amounts)

YEAR 2004

Revenues                          $   9,661   $  11,422   $  11,888    $ 14,755

Operating income                      1,030       1,150       1,239         808

Net income (loss)                       472         413         519        (516)
                                  ----------  ----------  ----------   ---------
Preferred stock dividend                (88)        (36)         --          --
                                  ----------  ----------  ----------   ---------
Net income (loss) attributed to
common shares                     $     384   $     377   $     519    $   (516)
                                  ==========  ==========  ==========   =========
Income (loss) per common share
  Basic:                          $     .02   $     .06   $     .04    $  (0.07)
                                  ==========  ==========  ==========   =========
Income (loss) per common share
  Diluted:                        $     .01   $     .04   $     .04    $  (0.04)
                                  ==========  ==========  ==========   =========


                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                   ---------   ---------   ---------   ---------
                                                          (Restated) (Restated)
                                     (In thousands, except per share amounts)

YEAR 2003

Revenues                           $  6,999    $  7,340    $  8,089    $ 10,296$

Operating income                      1,023         910         475         118

Net income (loss)                        53        (335)      2,974         235
                                   ---------   ---------   ---------   ---------
Preferred stock dividend               (394)        (87)        (88)        (87)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (341)   $   (422)   $  2,886    $    148
                                   =========   =========   =========   =========
Income (loss) per common share
  (Basic)                          $  (0.09)   $  (0.11)   $   0.73    $   0.04
                                   =========   =========   =========   =========
Income (loss) per common share
  Diluted:                         $  (0.09)   $  (0.11)   $   0.67    $   0.03
                                   =========   =========   =========   =========

NOTE 21 - LEGAL MATTERS

The Company is named from time to time in legal proceedings related to the Company's activities prior to its bankruptcy in 1988; however, the Company believes that it was discharged from liability for all such claims in the bankruptcy and believes the likelihood of a material loss relating to any such legal proceeding is remote.

At December 31, 2004, Mountain Compressed Air, Inc. was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Compressed Air, Inc. acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the note), on the basis that Mountain Compressed Air has failed to provide financial statements required by the note. The Company raised several defenses to the plaintiff's claim. In March 2005, the Company reached agreement with the plaintiff to settle the action and agreed to pay to the plaintiff $1.0 million in cash, and to pay to the plaintiff an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all amounts due under the promissory note and all other claims.

The Company is involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, the Company believes that the likelihood of material loss relating to any such legal proceeding is remote.

NOTE 22 - SUBSEQUENT EVENTS

In January 2005, Jens' obtained a real estate term loan in the amount of $556,000. This loan is to be repaid in 59 equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate and was 7.25% at the time of funding. Proceeds were used to pay accrued interest on the Jens' $4.0 million subordinated seller note.

As of January 1, 2005, the Company executed a business development agreement with CTTV Investments LLC, ("CTTV"), an affiliate of ChevronTexaco Inc., whereby the Company issued 20,000 shares of its common stock to CTTV, and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon subsidiaries of the Company receiving certain levels of revenues, in 2005, from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole.

Mountain Compressed Air, Inc. was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Compressed Air, Inc. acquired assets in 2001. (See Note 21. Legal Proceedings). In March 2005, the Company reached agreement with the plaintiff to settle the action. Under the terms of the agreement, the Company on April 1, 2005, paid the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims.

On April 1, 2005, the Company acquired 100% of the outstanding stock of Delta Rental Service, Inc. ("Delta") for $4.6 million in cash and 223,114 shares of the Company's common stock and two promissory notes totaling $350,000. Delta, located in Lafayette, Louisiana, is a rental tool company providing specialty rental items to the oil and gas industry such as spiral heavy weight drill pipe, test plugs used to test blow-out preventors, well head retrieval tools, spacer spools and assorted handling tools. For the year ended December 31, 2004, Delta had revenues of $3.3 million.

On April 4, 2005, the Company amended its December 7, 2004 credit agreement with its lender to extend the final maturity of its credit facilities for one year to December 31, 2008, include the Company's Delta and Downhole subsidiaries as parties to the credit agreement, and provide for increased availability under the $10.0 million revolving line of credit and the $6.0 million acquisition line of credit based on the receivables and assets of Delta and Downhole. Additionally, the amendment documented the lender's consent to the $1.5 million settlement with the former owners of Mountain Air Drilling Service mentioned above and to the prepayment of the $4.0 million Jens' subordinated seller note by an amount not to exceed $397,000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 5, 2004, the Company's Audit Committee dismissed Gordon, Hughes & Banks, LLP as its independent public accountant and engaged UHY Mann Frankfort Stein & Lipp CPAs, LLP as its independent public accountant to review the Company's financial statements beginning with the quarter ending September 30, 2004 and to audit the Company's financial statement for the year ending December 31, 2004.

The reports of Gordon, Hughes & Banks, LLP on the Company's financial statements for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except as follows: in its Independent Auditor's Report dated March 4, 2003, relating to the financial statements of the Company for the year ended December 31, 2002, Gordon, Hughes & Banks, LLP qualified its opinion on the Company's financial statements with the assumption that the Company would continue as a going concern. The basis for the "going concern" exception was the potential inability of the Company to refinance its bank debt which totaled approximately $13.2 million on March 31, 2003, and was subject to repayment on June 30, 2003. The Company refinanced this debt prior to June 30, 2003.

During the Company's two prior fiscal years and through October 5, 2004, there were no disagreements with Gordon, Hughes & Banks, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gordon, Hughes & Banks, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the Company's two prior fiscal years and through October 5, 2004, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v) of the Securities and Exchange Commission) arising out of the services performed by Gordon, Hughes & Banks, LLP for the Company.

Gordon, Hughes & Banks, LLP indicated to the Registrant that it concurs with the foregoing statements as they relate to Gordon, Hughes & Banks, LLP and furnished a letter to the Securities and Exchange Commission to this effect. A copy of this letter is an exhibit hereto.

During the Company's two most recent fiscal years and through October 5, 2004, the Registrant did not consult UHY Mann Frankfort Stein & Lipp CPAs, LLP regarding (i) the application of accounting principles to a specified transaction (completed or proposed), (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement as that term is defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities and Exchange Commission and the related instructions to this Item or a reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a). EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference from the section entitled "Election of Directors" and "Executive Compensation and Other Matters" and other relevant portions of the definitive Proxy Statement (the "Proxy Statement") on Schedule 14C to be filed by the registrant not later than 120 days following December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from the section entitled "Executive Compensation and Other Matters" and other relevant portions of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Management and Certain Beneficial Owners" and other relevant portions of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" and other relevant portions of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section entitled "Corporate Governance" and other relevant portions of the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements
       (2) Financial Statement Schedules
       (3) Exhibits - The exhibits listed on the Exhibit index located on page 65 of this Annual report are filed as part of this 10K.

(b) REPORTS ON FORM 8-K

The Company filed Form 8-K's on October 6, 2004 (2 filings), October 15, 2004, November 16, 2004, November 17, 2004, November 19, 2004, December 1, 2004, December 13, 2004 and December 16, 2004.

(c) EXHIBITS

The exhibits listed on the Exhibit Index located at Page 65 of this Annual Report are filed as part of this Form 10K.

(d) FINANCIAL STATEMENT SCHEDULES

     None.                                       63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2005.

                          /S/ MUNAWAR H. HIDAYATALLAH
                          -----------------------------------------------
                          MUNAWAR H. HIDAYATALLAH
                          CHIEF EXECUTIVE OFFICER AND CHAIRMAN

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

NAME                                  TITLE                                     DATE
--------------------------------      ------------------------------------      ------------------
/S/ MUNAWAR H. HIDAYATALLAH           Chairman and Chief Executive Officer        April 13, 2005
--------------------------------      (Principle Executive Officer)
Munawar H. Hidayatallah

/S/ VICTOR M. PEREZ
--------------------------------      Chief Financial Officer                     April 13, 2005
Victor M. Perez                       (Principal Financial Officer)

/S/ TODD C.SEWARD                     Chief Accounting Officer                    April 13, 2005
--------------------------------      (Principal Accounting Officer)
Todd Seward

/S/ JENS H. MORTENSEN                 Director                                    April 13, 2005
--------------------------------
Jens H. Mortensen

/S/ DAVID A. GROSHOFF                 Director                                    April 13, 2005
--------------------------------
David A. Groshoff

/S/ VICTOR F. GERMACK                 Director                                    April 13, 2005
--------------------------------
Victor F. Germack

/S/ LEONARD TOBOROFF                  Director                                    April 13, 2005
--------------------------------
Leonard Toboroff

/S/ JOHN E. McCONNAUGHY, JR.          Director                                    April 13, 2005
--------------------------------
John E. McConnaughy, Jr.

/S/ ROBERT E. NEDERLANDER             Director                                    April 13, 2005
--------------------------------
Robert E. Nederlander

/S/ JEFFREY R. FREEDMAN               Director                                    April 13, 2005
--------------------------------
Jeffrey R. Freedman

/S/ THOMAS E. KELLEY                  Director                                    April 13, 2005
--------------------------------
Thomas E. Kelley

/S/ THOMAS O. WHITENER, JR.           Director                                    April 13, 2005
--------------------------------
Thomas O Whitener, Jr.

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION

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

2.3 Stock Purchase Agreement dated February 1, 2002 by and between Registrant and Jens H. Mortensen, Jr. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

2.4 Shareholders Agreement dated February 1, 2002 by and among Jens' Oilfield Service, Inc., a Texas corporation, Jens H. Mortensen, Jr., and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

2.5 Stock Purchase Agreement dated February 1, 2002 by and among Registrant, Energy Spectrum Partners LP, and Strata Directional Technology, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

2.6 Joint Venture Agreement dated June 27, 2003 by and between Mountain Compressed Air, Inc. and M-I L.L.C. (incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2003).

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

3.3       Amended and Restated By-laws of Registrant.

3.4 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
2004).

3.5 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 5, 2005 (incorporated by reference to the Registrant's Current Report on Form 8-K filed January 11, 2005).

4.1       Specimen Stock Certificate of Common Stock of Registrant.

4.2 Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.3 Option Agreement dated October 15, 2001 by and between Registrant and Leonard Toboroff (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,2001).

4.4 Warrant Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital, Inc., including form of warrant (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 21, 2002).

4.5 Warrant Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Energy Spectrum Partners LP, including form of warrant (incorporated by reference to the Registrant's Current Report on Form 8-K filed February 21, 2002).

*4.6      2003 Incentive Stock Plan (incorporated by reference to Registrant's
Definitive Proxy Statement on Schedule 14A filed December 9, 2004).

*4.7      Form of Option Certificate issued pursuant to 2003 Incentive Stock
Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

4.8 Warrant dated March 1, 2004, issued to Morgan Joseph & Co., Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

4.9 Form of warrant issued to Investors pursuant to Stock and Warrant Purchase Agreement dated April 2, 2004 by and among Registrant and Donald Engel, Christopher Engel The Engel Defined Benefit plan, RER Corp. and Leonard Toboroff (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.10 Registration Rights Agreement dated April 2, 2004 by and between Registrant and the Stockholder signatories thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.11 Warrant dated May 19, 2004, issued to Jeffrey R. Freedman (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

5.1       Consent of Greenberg Glusker Fields Claman Machtinger & Kinsella LLP.

9.1 Shareholders Agreement dated February 1, 2002 by and among Registrant and the stockholder and warrant holder signatories thereto (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

9.2 Stockholders Agreement dated April 2, 2004, by and among Registrant and the Stockholder signatories thereto. (incorporated by reference to the registrant's Annual Report in Form 10-K for the year ended December 31, 2003).

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

*10.5     Allis-Chalmers Savings Plan (incorporated by reference to
Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

*10.6     Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31,
1988).

10.7 Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.8 Letter Agreement dated May 9, 2001 by and between Registrant and the Pension Benefit Guarantee Corporation (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed on May 15, 2002).

10.9 Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation and others (incorporated by reference to Registrant's Current Report on Form 8-K filed on May 15, 2002).

*10.10    Employment Agreement dated February 7, 2001 by and between OilQuip
Rentals, Inc. and Munawar H. Hidayatallah (incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2001).

*10.11    Option Agreement dated October 15, 2001 by and between Registrant and Leonard Toboroff (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.12 Credit and Security Agreement dated February 1, 2002 by and between Jens' Oilfield Service, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.13 Amended and Restated Credit and Security Agreement dated February 1, 2002 by and between Strata Directional Technology, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.14 Credit Agreement dated February 1, 2002 by and between Registrant and Wells Fargo Energy Capital, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.15 Warrant Purchase Agreement dated February 1, 2002 by and between Registrant and Wells Fargo Energy Capital, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

*10.16    Employment Agreement dated February 1, 2002 by Jens' Oilfield
Service, Inc. and Jens H. Mortensen, Jr. (incorporated by reference to Registrant's Current Report on Form 8-K filed February 21, 2002).

10.17 Forbearance Agreement dated January 17, 2003 by and between Mountain Compressed Air, Inc., and Wells Fargo Equipment Finance, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.18 Forbearance Agreement and Second Amendment to Amended and Restated Credit Agreement dated March 21, 2003, by and between Strata Directional Technology, Inc., and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.19 Forbearance Agreement and First Amendment to Credit Agreement dated March 21, 2003 by and between Jens' Oilfield Service, Inc. and Wells Fargo Credit, Inc. (incorporated by reference to Registrant's Annual Report on Form 10-K for the period ended December 31, 2002).

10.20 Credit and Security Agreement by and between AirComp, L.L.C. and Wells Fargo Bank Texas NA, including Term Note, Revolving Line of Credit, and Delayed Draw Term Note, each dated as of June 27, 2003 (incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2003).

10.21 Security Agreement by and between AirComp, L.L.C. and Wells Fargo Bank Texas NA, dated as of June 27, 2003 (incorporated by reference to Registrant's Current Report on Form 8-K dated July 16, 2003).

*10.22    Employment Agreement dated July 1, 2003 by and between AirComp,
L.L.C. and Terry Keane (incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2003).

10.23 Second Amendment to Credit Agreement dated September 30, 2003 by and between Jens' Oilfield Service, Inc. and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.24 Third Amendment to Credit Agreement dated September, 2003 by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.25 First Amendment to Credit Agreement dated October 1, 2003 by and between Registrant and Wells Fargo Energy Capital Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.26 First Amendment to Credit Agreement dated as of December 31, 2003 between AirComp, L.L.C. and Wells Fargo Bank, NA (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.27 Fourth Amendment to Credit Agreement dated as of January 30, 2004 by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.28 Letter Agreement dated February 13, 2004 by and between Registrant and Morgan Joseph & Co., Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

*10.29    Employment Agreement dated as of April 1, 2004 between Registrant and Munawar H. Hidayatallah (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.30    Employment Agreement dated as of April 1, 2004 between Registrant and David Wilde (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.31 Stock and Warrant Purchase Agreement dated April 2, 2004 by and among Registrant and Donald Engel, Christopher Engel, the Engel Defined Benefit Plan, RER Corp. and Leonard Toboroff (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.32 Preferred Stock Conversion Agreement dated April 2, 2004 by and between Registrant and Energy Spectrum Partners LP (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.33 Second Amendment to Credit Agreement dated as of April 2, 2004 between AirComp, L.L.C. and Wells Fargo Bank, NA (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.34 Amendment to Credit Agreement by and between Registrant and Wells Fargo Energy Capital dated April 2, 2004 (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.35 Fifth Amendment to Credit Agreement dated as of April 6, 2004 by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.36 Third Amendment to Credit Agreement dated as of April 6, 2004 by and between Jens' Oilfield Service, Inc. and Wells Fargo Credit Inc. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.37 Letter Agreement dated June 8, 2004 by and between the Registrant and Morgan Keegan & Company, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

*10.38    Employment Agreement dated July 26, 2004 by and between the
Registrant and Victor M. Perez (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.39 Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.40 Amendment to Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.41 Letter Agreement relating to Stock Purchase Agreement dated August 5, 2004 (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.42 Addendum to Stock Purchase Agreement dated September 24, 2004 (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 30, 2004).

10.43 Stock Purchase Agreement dated September 24, 2004 (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 30,
2004).

10.44 Amendment to Stock Purchase Agreement (undated) (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 30,
2004).

10.45     Side Letter dated August 5, 2004, related to Stock Purchase
Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 30, 2004).

10.46 Agreement and Plan of Merger dated September 30, 2004 (incorporated by reference to Registrant's Current Report on Form 8-K filed on October 6,
2004).

10.47 Employment Agreement dated October 11, 2004, between the Registrant and Theodore F. Pound III (incorporated by reference to Registrant's Current Report on Form 8-K filed on October 15, 2004).

10.48     Asset Purchase Agreement dated November 10, 2004 by and among
AIRCOMP L.L.C., a Delaware limited liability company, DIAMOND AIR DRILLING SERVICES, INC., a Texas corporation, and MARQUIS BIT CO., L.L.C., a New Mexico limited liability company, GREG HAWLEY and TAMMY HAWLEY, residents of Texas and CLAY WILSON and LINDA WILSON, residents of New Mexico (incorporated by reference to the Current Report on Form 8-K filed on November 15, 2004).

10.49 Amended and Restated Credit Agreement dated as of December 7, 2004, between AirComp, L.L.C. and Wells Fargo Bank, NA (incorporated by reference to Registrant's Current Report on Form 8-K filed on December 13, 2004).

10.50 Purchase Agreement and related Agreements by and among Allis-Chalmers Corporation, Chevron USA, Inc., Dale Redman and others dated December 10, 2004 (incorporated by reference to the Current Report on Form 8-K filed on December 16, 2004).

14.1 Code of Ethics (incorporated by reference to the Form 8-K filed on December 1, 2004.

16.1 Letter from Gordon Hughes & Banks LLP dated October 5, 2004, to the Securities and Exchange Commission (incorporated by reference to Registrant's Current Report on Form 8-K filed on October 6, 2004).

21.1      Subsidiaries of Registrant

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Compensation Plan or Agreement