Form 10-K/A
period 2004-12-31
Allis Chalmers Energy Inc.
filed 2005-05-02
CIK 3982

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price of the common stock of $4.58 per share on April 29, 2004, as reported on the American Stock Exchange, was approximately $11,670,151 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

At April 29, 2005, there were 13,852,798 shares of common stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A-1 is being filed by Allis-Chalmers Corporation (the "Company" or "Allis-Chalmers") to provide the disclosures required under Part III of Form 10-K, since the Company's definitive proxy statement for its 2005 annual meeting of stockholders will not be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company's principal executive officer and chief financial officer are being filed as exhibits to this Form 10-K/A-1 under Item 15 of Part IV.

For purposes of this Form 10-K/A-1, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed on March 31, 2005, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A-1 to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.

                            2003 FORM 10-K/A CONTENTS
                            -------------------------

                                    PART III

Item 10. Directors and Executive Officers of the Registrant....................3
Item 11. Executive Compensation................................................9
Item 12. Security Ownership of Certain Beneficial Owners and Management.......13
Item 13. Certain Relationships and Related Transactions.......................16
Item 14. Principal Accounting Fees and Services...............................18

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......18

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION REGARDING DIRECTORS

The following individuals serve on our Board for a term of one year and until their successors are elected and take office:

NAME                                     AGE                     DIRECTOR SINCE

Jeffrey R. Freedman                      58                        January 2005
Victor F. Germack                        65                        January 2005
David A. Groshoff                        32                        October 1999
Munawar H. Hidayatallah                  60                            May 2001
Thomas E. Kelly                          50                        January 2005
John E. McConnaughy, Jr.                 75                            May 2004
Jens H. Mortensen, Jr.                   51                       February 2003
Robert E. Nederlander                    71                            May 1989
Leonard Toboroff                         71                            May 1989
Thomas O. Whitener, Jr.                  57                       February 2002

Jeffrey R. Freedman was appointed to our board of directors in January 2005. Mr. Freedman served as our Executive Vice President - Corporate Development from March 2002 to December 2002. Since January 2003, Mr. Freedman has been involved in real estate development in South Florida. From 1994 through March 2002, Mr. Freedman was Managing Director - Oil Services and Equipment for Prudential Securities with responsibilities for institutional equity research of the largest oilfield services and contract drilling companies in the U.S. public markets. Mr. Freedman has been involved and held various positions with major institutional brokerage firms in equity research relating to the oil service sector over the last twenty years.

Victor F. Germack was appointed to our board of directors in January 2005. Mr. Germack has served since 1980 as President of Heritage Capital Corp., a company engaged in investment banking services. In addition, Mr. Germack formed, and since 2002 has been President of, RateFinancials Inc., a company that rates and ranks the financial reporting of the largest U.S. public companies.

David A. Groshoff is Vice President of JPMorgan Investment Management, Inc. and Chief Compliance Officer of JPMorgan Investment Advisers' closed end high yield bond fund, the Pacholder High Yield Fund, Inc. Prior to joining JPMorgan (at that time Pacholder Associates, Inc.) in 1997, Mr. Groshoff worked in private legal practice in Cincinnati, Ohio. Mr. Groshoff serves on our Board on behalf of the Pension Benefit Guaranty Corporation, which has the right to appoint one director for so long as it holds 117,020 shares of our common stock. Mr. Groshoff is also a member of the Board of Directors of Fansteel, Inc., a manufacturer of aerospace castings and engineered metal components.

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

Thomas E. Kelly was appointed to our board of directors in January 2005. Mr. Kelly was an owner and founder of Downhole Injection Systems, LLC, which was purchased by the Company in December 2004. Since 1997, Mr. Kelly has been the Chairman and CEO of United Fuel & Energy, the largest provider of fuel, lubricants and services in the Permian Basin of West Texas. Mr. Kelly is also CEO of BPZ Energy, a Houston based exploration and production company with properties in Peru and Ecuador. Mr. Kelly has been involved in oil and gas exploration projects since 1981, including Baytech, Inc. which he co-founded in 1981 and was involved in until it was sold in 2002. Mr. Kelly currently serves on the board of directors of BPZ Energy which is a public company.

John E. McConnaughy, Jr. was appointed to our board of directors in May 2004. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy currently serves on the boards of five public companies (Wave Systems Corp., Mego Financial Corp., Varsity Brands, Inc., Levcor International, Inc. and DeVlieg Bullard, Inc.) and one private company (PetsChoice, Ltd.). He also serves on the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and as Chairman of the Board for the Harlem School of the Arts. Mr. McConnaughy holds a B.A. in Economics from Denison University and an M.B.A in Marketing and Finance from the Harvard Graduate School of Business Administration.

Jens H. Mortensen, Jr. has served as our director since February 2002 and served as our President and Chief Operating Officer from February 2003 through February 2005. Mr. Mortensen formed and has served as President of Jens' Oilfield Service, Inc. ("Jens'"), one of our subsidiaries, since 1982 after having spent eight years in operations and sales positions with a South Texas casing crew operator. As sole stockholder of Jens', Mr. Mortensen grew the company from its infancy to approximately $10.0 million of revenues in 2001. Mr. Mortensen's experience includes extensive knowledge of specialized equipment utilized to install the various strings of casing required to drill and complete oil and gas wells.

Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the board of directors from May 1989 to 1993, and as our Vice Chairman of the board of directors from 1993 to 1996. Mr. Nederlander has been a Director of Cendant Corp since December 1997 and Chairman of the Corporate Governance Committee of Cendant Corp. since 2002. Mr. Nederlander was a Director of HFS from July 1995 to December 1997. Since November 1981, Mr. Nederlander has been President and/or Director of the Nederlander Organization, Inc., owner and operator of legitimate theaters in New York City. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside New York City. Mr. Nederlander was Chairman of the board of directors of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 to September 2003 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. Mr. Nederlander has been a limited partner and a director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985 and was Chairman of the Board and Chief Executive Officer of Mego Financial Corp. from January 1988 to January 2002. Mr. Nederlander was a director of Mego Mortgage Corp. from September 1996 until June 1998.

Leonard Toboroff has served as our director and Vice Chairman of the board of directors since May 1989 and served as our Executive Vice President from May 1989 until February 2002. Mr. Toboroff served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 through October 2003, and is also a director of Engex Corp. Mr. Toboroff has been a practicing attorney continuously since 1961.

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

STOCKHOLDERS AGREEMENT

On April 2, 2004, an investor group consisting of Donald Engel, Chris Engel, the Engel Investors Defined Benefit Plan, director Leonard Toboroff and RER Corp., a Michigan corporation wholly owned by director Robert Nederlander (the "Investor Group"), Energy Spectrum, and directors Jens H. Mortensen, Jr., Saeed M. Sheikh and Munawar H. Hidayatallah entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which the parties agreed to vote for the election to the board of directors of the Company three persons nominated by Energy Spectrum, two persons nominated by the Investor Group and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. The parties to the Stockholders Agreement collectively beneficially own approximately 49.6% of the common stock, and thus have the power to elect six of our nine directors. Messrs. Spann, Hidayatallah, Toboroff and Nederlander have been designated to be Elected as directors pursuant to the Stockholders Agreement.

The Stockholders Agreement also provides that in the event the Company does not complete a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, the Company will retain an investment banking firm to identify candidates for a transaction involving the sale of the Company or its assets.

All parties to the Stockholders Agreement are deemed to be a group and each party is deemed to beneficially own all common stock beneficially owned by each member of the group. Mr. Whitener is a principal of Energy Spectrum and its affiliates and is deemed to beneficially own the securities held of record by Energy Spectrum.

In December 2004, two directors appointed by Energy Spectrum resigned and Energy Spectrum verbally agreed to amend the stockholders agreement to provide that Energy Spectrum will designate only one nominee to the Board of Directors unless and until it provides further notice to the Company. In addition, Energy Spectrum verbally agreed to amend the stockholders agreement to eliminate the requirement to retain an investment banking firm to identify candidates for a sale of the Company.

AUDIT COMMITTEE

We have an Audit Committee consisting of three directors, Mr. McConnaughy, who serves as Chairman, Mr. Groshoff and Mr. Germack. All of our directors are "independent" under the applicable American Stock Exchange and Securities and Exchange Commission rules regarding audit committee membership. The Board has determined that Mr. Germack qualifies as an "audit committee financial expert" under applicable Securities and Exchange Commission rules and regulations governing the composition of the Audit Committee.

The Audit Committee assists our board of directors in fulfilling its oversight responsibility by overseeing (i) the conduct of our accounting and financial reporting process and the integrity of the financial statements that will be provided to stockholders and others; (ii) the functioning of our systems of internal accounting and financial controls; and (iii) the engagement, compensation, performance, qualifications and independence of our independent auditors.

The Audit Committee meets privately with the independent auditors, and the independent auditors have unrestricted access and report directly to the Audit Committee. The Audit Committee also has unrestricted access to the independent auditors and all of our personnel. The Audit Committee has selected UHY Mann Frankfort Stein & Lipp, LLP as our independent auditors for the fiscal year ended December 31, 2004.

Our common stock began trading on the American Stock Exchange on September 13, 2004. Effective October 31, 2004, we became subject to Rule 10A-3 of the Securities and Exchange Commission relating to the composition and independence of our Audit Committee. Between September 13, 2004 and October 31, 2004, we were subject to a prior rule of the American Stock Exchange, which required that each of the directors on our Audit Committee be "independent" as defined in such rules. However, the rules contained an exception which allowed us to maintain on the Audit Committee on director who was not independent under exceptional and limited circumstances.

James W. Spann, who was a director until January 2005, served on our Audit Committee from its inception in 2002 until October 31, 2004. Under the prior rules of the American Stock Exchange described above, Mr. Spann was not considered independent because of his position as a principal and executive officer of Energy Spectrum Partners, LP, our largest stockholder. However, our board of directors determined that it was in our best interest to retain Mr. Spann on the Audit Committee until October 31, 2004 because of his familiarity with the Company's financial statements and business operations and in order to provide continuity to the Audit Committee. On October 31, 2004, Mr. Spann stepped down from the Audit Committee and in January 2005, Mr. Spann resigned from the Board.

The Audit Committee held 8 meetings during 2004. The Board adopted a written Audit Committee charter in March 2002. The charter is reviewed annually and revised as appropriate.

NOMINATING COMMITTEE.

The Nominating Committee of our board of directors was established in January 2005 to select nominees for the board of directors. The Nominating Committee consists of Mr. Nederlander, as Chairman, and Mr. Freedman. The Nominating Committee operates pursuant to a charter approved by our board of directors and the Nominating Committee. The Nominating Committee will utilize a variety of methods for identifying and evaluating nominees for directors. Candidates may come to the attention of the Nominating Committee through current board members, stockholders and other persons. The Company has no formal procedure pursuant to which stockholders may recommend nominees to our board of directors or Nominating Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, as well as beneficial owners of 10% or more of the Company's common stock, to file reports concerning their ownership of Company equity securities with the Securities and Exchange Commission and the Company. Based solely upon information provided to the Company by individual directors, executive officers and such beneficial owners, the Company believes that during the fiscal years ended December 31, 2004, all its directors, executive officers and beneficial owners of 10% or more of its common stock complied with the Section 16(a) filing requirements, except that director John E. McConnaughy Jr. filed a Form 4 that was due on December 1, 2004 two days late; director David A. Groshoff filed a Form 4 that was due on April 6, 2004 one day late and stockholder Energy Spectrum filed a Form 4 that was due on April 6, 2004 one day late.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to all executive officers and directors of the Company and each of its subsidiaries, including the Company's principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. The purpose of the Code of Ethics is: (i) to deter wrongdoing; (ii) to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) to promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission or otherwise communicate to the public; (iv) to promote compliance with applicable governmental laws, rules and regulations; (v) to promote prompt internal reporting of violations of the code to an appropriate person; and (vi) to promote accountability for adherence to the code.

The Company will provide a copy of the Code of Ethics without charge to any person upon request. Requests may be made to the Company's Chief Accounting Officer in writing to the Company's address shown on the first page of this report or by calling (713) 369-0550.

INFORMATION REGARDING EXECUTIVE OFFICERS

The names of our current executive officers, and certain information about them, are set forth below.

NAME                           AGE      POSITION

Munawar H. Hidayatallah        60       Munawar H. Hidayatallah has served as
                                        our Chairman of the Board and Chief
                                        Executive Officer since May 2001, and
                                        was President from May 2001 through
                                        February 2003. Mr. Hidayatallah was
                                        Chief Executive Officer of OilQuip
                                        Rentals, Inc., which merged with us in
                                        May 2001, from its formation in February
                                        2000 until the date of the merger. From
                                        December 1994 until August 1999, Mr.
                                        Hidayatallah was the Chief Financial
                                        Officer and a director of IRI
                                        International, Inc., which was acquired
                                        by National Oilwell, Inc. in early 2000.
                                        IRI International, Inc. manufactured,
                                        sold and rented oilfield equipment to
                                        the oilfield and natural gas exploration and production sectors. From August 1999 until February 2000, Mr. Hidayatallah worked as a consultant to IRI
                                        International, Inc. and Riddell Sports
                                        Inc.

Jens. H. Mortensen             51       Jens H. Mortensen, Jr. has served as our
                                        director since and served as our
                                        President and Chief Operating Officer
                                        from February, 2003 until February 2005.
                                        Mr. Mortensen formed and has served as
                                        President and Chief Executive Officer of
                                        Jens' Oilfield Service, Inc., one of our subsidiaries, since 1982 after having spent eight years in operations and sales positions with a South Texas casing and tubing crew operator. As sole stockholder and CEO of Jens', Mr.
                                        Mortensen grew Jens' from its infancy to approximately $10.0 million revenues in
                                        2001. Mr. Mortensen's experience
                                        includes extensive knowledge of
                                        specialized equipment utilized to
                                        install the various strings of casing
                                        required to drill and complete oil and
                                        gas wells.

Dave Wilde                     51       Mr. Wilde became our President and Chief
                                        Operating Officer in February, 2005. Mr.
                                        Wilde was President and Chief Executive
                                        Office of Strata from October 2003
                                        through February 2005 and served as
                                        Strata's President and Chief Operating
                                        Officer from July 2003 until October
                                        2003. From February 2002 until July
                                        2003, Mr. Wilde was our Executive Vice
                                        President of Sales and Marketing. From
                                        May 1999 until February 2002, Mr. Wilde
                                        served as Sales and Operations Manager
                                        at Strata. Mr. Wilde has more than 25
                                        years' experience in the drilling sector of the oil service industry and 2 years' experience in the directional and horizontal drilling and rental tool business.

Victor M. Perez                51       Mr. Perez became our Chief Financial
                                        Officer in August 2004. From July 2003
                                        to July 2004, Mr. Perez was a private
                                        consultant engaged in corporate and
                                        international finance advisory. From
                                        February 1995 to June 2003, Mr. Perez
                                        was Vice President and Chief Financial
                                        Officer of Trico Marine Services, Inc.,
                                        a marine transportation company serving
                                        the offshore energy industry. Mr. Perez
                                        was Vice President of Corporate Finance
                                        with Offshore Pipelines, Inc., an
                                        oilfield marine construction company,
                                        from October 1990 to January 1995 when
                                        that company merged with a subsidiary of McDermott International. Mr. Perez also has 15 years' experience in international energy banking. Mr. Perez is a director of Safeguard Security
                                        Holdings.

Todd C. Seward                 42       Mr. Seward has served as our Chief
                                        Accounting Officer since September 2002
                                        and from October 2001 through September
                                        2002 served as our Corporate Controller.
                                        Mr. Seward served as secretary from May
                                        2004 through January 2005. From February
                                        2000 to October 2001, Mr. Seward was an
                                        Executive Accounting Consultant where he served as a Regional Controller for Cemex, the world's third largest cement company. From February 1997 until
                                        February 2000, Mr. Seward served as
                                        Director of Finance for APS Holdings,
                                        Inc., a $750 million consumer branded
                                        auto parts distributor and reseller. Mr.
                                        Seward has 16 years of experience in all aspects of accounting, financial and treasury management.

Terrence P. Keane              52       Terrence P. Keane has served as
                                        President and Chief Executive Officer of the Company's AirComp, LLC subsidiary since its formation on July 1, 2003, and served as a consultant to M-I, LLC in the area of compressed air drilling from July 2002 until June 2003. From March,
                                        1999 until June 2002, Mr. Keane served
                                        as Vice President and General Manager -
                                        Exploration, Production and Processing
                                        Services for Gas Technology Institute
                                        where Mr. Keane was responsible for all
                                        sales, marketing, operations and
                                        research and development of the
                                        exploration, production and processing
                                        business unit. For more than ten years
                                        prior to joining the Gas Technology
                                        Institute, Mr. Keane had various
                                        positions with Smith International,
                                        Inc., Houston Texas, most recently in
                                        the position of Vice President Worldwide
                                        Operations and Sales for Smith Tool.

David K. Bryan                 47       Mr. Bryan has served as President and
                                        Chief Executive Officer of Strata since
                                        February 2005. Mr. Bryan served as Vice
                                        President of Strata from June 2002 until
                                        February 2005. From February 2002 to
                                        June 2002 he served as General Manager,
                                        and from May 1999 through February 2002
                                        he served as Operations Manager of
                                        Strata. Mr. Bryan has been involved in
                                        the directional drilling sector since
                                        1979.

Theodore F. Pound III           50      Mr. Pound became our general counsel in
                                        October 2004 and was elected Secretary
                                        in January 2005. For ten years prior to
                                        joining us, he practiced law with the
                                        law firm of Wilson, Cribbs & Goren,
                                        P.C., Houston, Texas. Mr. Pound has
                                        practiced law for more than twenty-four
                                        years. Mr. Pound has acted as lead
                                        counsel to the Company in each of its
                                        acquisitions beginning in 2001.


ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or awarded by us in 2004, 2003 and 2002 to our chief executive officer and the four other most highly compensated officers for the year ended December 31, 2004.

                                                           Annual Compensation                                Long
                                                           -------------------                                ----
Term Compensation
-----------------

                                                                                                        Awards Securities
Name and                                                                              Other Annual        Underlying
Principal Position                       Year         Salary($)       Bonus($)       Compensation(1)     Options/SARS (#)
------------------                       ----         ---------       --------       ---------------     ----------------

Munawar H. Hidayatallah,                 2004        $ 337,500       $ 580,000(2)        $  3,375                   0
President, Chairman &                    2003        $ 300,000(3)    $  81,775           $  3,000             400,000
Chief Executive Officer of Allis-        2002        $ 294,666(4)    $ 143,000           $      0                   0
Chalmers (5)

Jens H. Mortensen, Jr.,                  2004        $ 150,000       $       0           $  1,500                   0
President and Chief Operating            2003        $ 150,000       $       0           $  1,500             100,000
Officer of Allis-Chalmers, President     2002        $ 137,500       $       0           $      0                   0
of Jens' (6)

David Wilde                              2004        $ 200,000       $ 188,364           $  1,672             110,000
President and Chief                      2003        $ 187,626       $  30,000           $  1,876             100,000
Operating Officer (7)                    2002        $ 146,393       $       0           $      0                   0

Terrence P. Keane                        2004        $ 153,508       $  50,000           $      0                   0
President and Chief Executive            2003        $  72,086       $       0           $      0                   0
Officer of AirComp(8)                    2002        $       0       $       0           $      0                   0

Todd C. Seward                           2004        $ 131,000       $  65,500(9)        $    650                   0
Chief Accounting Officer of              2003        $ 123,192       $  40,000           $  1,232              30,000
Allis-Chalmers                           2002        $  35,000       $       0           $      0                   0


(1) Represents contributions to 401K plans. The Company matches contributions made by all employees up to a maximum 1% of each employee's salary.
(2)  Of this amount $175,000 was paid in 2005.
(3)  Of this amount, $60,000 was deferred and paid during 2004.
(4)  Of this amount, $65,000 was deferred and paid during 2003.
(5) The bonuses awarded to Mr. Hidayatallah for fiscal years 2002 and 2003 were determined pursuant to his 2001 employment agreement, based on acquisitions completed by the Company for fiscal years 2002 and 2003, and the bonus for fiscal year 2004 was based on Mr. Hidayatallah's attaining certain strategic objectives set forth in his 2004 employment agreement (see, "Employment Agreements with Management," below).
(6) Mr. Mortensen served as President of Jens' since we acquired Jens' in February 2002 and as such is considered one of our executive officers; Mr. Mortensen served as our President and Chief Operating Officer from February 2003 until February 2005.
(7) Mr. Wilde was President and Chief Executive Officer of Strata, one of our subsidiaries, until January 2005 when he was named President and Chief Operating Officer of the Company.
(8) Mr. Keane serves as President and Chief Executive Officer of AirComp, LLC and as such is considered an executive officer.
(9)  Of this amount $32,500 was paid in 2005.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information concerning stock options granted to the named executive officers during 2004. All the grants were options to purchase shares of common stock and were made under the Company's 2003 Stock Incentive Plan. No stock appreciation rights were granted during 2004. No options were exercised during 2004.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                            ASSUMED ANNUAL RATES OF STOCK
                                           INDIVIDUAL GRANTS                PRICE APPRECIATION FOR OPTION TERMS(3)

                                    % OF TOTAL
                   NUMBER OF       OPTIONS/SARS        EXERCISE
                   SECURITIES        GRANTED             PRICE
                   UNDERLYING           TO                PER
                   OPTIONS/SARS      EMPLOYEES           SHARE        EXPIRATION
    NAME           GRANTED(1)         IN 2004          ($/SH)(2)          DATE            5%($)           10%($)
    ----           ----------         -------          ---------          ----            -----           ------
David Wilde          110,000           44.4%           $ 4.85          9/27/2014        $ 335,515       $ 850,965


(1) All options vest and become exercisable in three equal installments, one of which vested upon the issuance of the options and one of which will vest upon each of the first and second anniversaries of the date of grant of option, provided that all options will become fully exercisable upon the occurrence of a change of control (as defined in the 2003 Stock Incentive Plan).

(2) The exercise price for these options was equal to the fair market value of the common stock on September 28, 2004, the date of grant. The exercise price may be paid in cash or in shares of commons tock valued at the fair market value on the exercise date.

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

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                             AND FY-END OPTION/SAR VALUES


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

      Name                       Exercisable          Unexercisable             Exercisable             Unexercisable
 Munawar H. Hidayatallah          266,667               133,333                 $1,306,668                $653,332
 Jens H. Mortensen, Jr.            66,667                33,333                 $  326,668                $163,332
 David Wilde                      103,334               106,666                 $  506,337                $522,663
 Todd C. Seward                    20,000                10,000                 $   98,000                $ 49,000


(1) Based on a value of $4.90 per share, the closing price per share on the American Stock Exchange on December 31, 2004, minus the exercise price.

EMPLOYMENT AGREEMENTS WITH MANAGEMENT

Munawar H. Hidayatallah serves as our Chairman and Chief Executive Officer pursuant to the terms of a three-year employment agreement dated as of April 1, 2004. Under the terms of the employment agreement, Mr. Hidayatallah receives an annual base salary of $350,000 subject to annual increase in the discretion of the board of directors. In addition, Mr. Hidayatallah is entitled to receive a bonus in an amount equal to 100% of his base salary if he meets certain strategic objectives specified in the agreement, and if he meets some but not all of such objectives may be granted a bonus as determined by the Compensation Committee of the board of directors. Mr. Hidayatallah received a signing bonus of $230,000, but he will be required to return a pro rata portion of such bonus if his employment is terminated for any reason prior to April 1, 2007. In December 2003, we granted Mr. Hidayatallah options to acquire 400,000 shares of common stock at a purchase price of $2.75 per share and in February 2005 we granted Mr. Hidayatallah an option to purchase 600,000 shares of common stock at an exercise price of $3.81 per share. The options vested as to one-third of the shares subject to the options on the date of grant and vest as to one-third of the shares subject to the option on each of the first and second anniversaries of the date of grant. If Mr. Hidayatallah's employment is terminated by us for any reason other than "cause," as defined in Mr. Hidayatallah's employment agreement, or death or disability, or if Mr. Hidayatallah is "Constructively Terminated," as defined in the agreement (which definition includes a change in control of us if Mr. Hidayatallah does not continue employment with us or our successor), then he is entitled to receive his then current salary for the entire term of his contract, reduced by any amounts he earns for services during the severance period. Pursuant to the agreement, we also maintain a term life insurance policy in the amount of $2,500,000 the proceeds of which would be used to repurchase shares of our common stock from Mr. Hidayatallah's estate in the event of his death. The number of shares purchased will be determined based upon the fair market value of our common stock, as determined by a third party experienced in valuations of this type, appointed by us. Mr. Hidayatallah also receives an annual guarantee fee equal to 0.25% of all loans guaranteed by Mr. Hidayatallah.

Jens H. Mortensen, Jr. served as President of Jens' pursuant to the terms of a three-year employment agreement dated February 1, 2002 which terminated on February 1, 2005. Mr. Mortensen continues to serve as President of Jens', receives a salary of $150,000 and is involved in acquisitions and development of international business on behalf of the Company

David Wilde was appointed President and Chief Operating Officer of the Company in January 2005. Previously Mr. Wilde served as President and Chief Executive Officer of Strata pursuant to the terms of a three-year employment agreement dated as of April 1, 2004. Under the terms of the employment agreement, Mr. Wilde received a signing bonus of $75,000 and an annual base salary of $200,000 subject to annual review and potentially an increase by our Board. In addition, Mr. Wilde was entitled to receive a bonus in an amount equal to 5% of Strata's earnings before taxes, interest and depreciation provided that Strata met designated minimum earnings targets and provided further that such bonus could not exceed 120% of Mr. Wilde's base salary. In February 2005, in connection with being named President and Chief Operating Officer of the Company, our board of directors, upon the recommendation of our Compensation Committee, authorized the Company to amend Mr. Wilde's employment agreement. Under the amended employment agreement, Mr. Wilde's annual base salary was increased to $300,000 subject to annual review and potentially an increase by our Board, and Mr. Wilde is entitled to receive a bonus in an amount equal to up to 50% of his base salary based on meeting quarterly and annual operating income targets for the Company. $50,000 was paid to Mr. Wilde immediately and up to $100,000 may be earned based on meeting 2005 operating income targets. The bonus calculation is subject to adjustment in subsequent years.

In addition, in December 2003, we granted Mr. Wilde options to acquire 100,000 shares of common stock at a purchase price of $2.75 per share, and on September 28, 2004, we granted to Mr. Wilde options to purchase an additional 110,000 shares at an exercise price of $4.85 per share. In connection with being named President and Chief Operating Officer, we awarded to Mr. Wilde options to purchase an additional 200,000 shares at a purchase price of $3.86 per share in February 2005. All options vested immediately as to one-third of the shares subject to the option and vest as to one-third of the shares subject to the option on each of the first two anniversaries of the grant date. If Mr. Wilde's employment is terminated by us for any reason other than "cause," as defined in Mr. Wilde's employment agreement, or death or disability, or if Mr. Wilde is "Constructively Terminated," as defined in the agreement (which definition includes a change in control with us if Mr. Wilde does not continue employment with the Company or its successor), then he is entitled to receive his then current salary for the entire term of his contract, reduced by any amounts he earns for services during the severance period.

Victor M. Perez serves as Chief Financial Officer pursuant to the terms of a three-year employment agreement dated as of July 26, 2004. Under the terms of the employment agreement, Mr. Perez receives an annual base salary of $240,000 subject to annual review and potentially an increase by our Board. In addition, Mr. Perez is entitled to receive a bonus in an amount equal to up to 50% of his base salary if he meets certain strategic objectives specified in his employment agreement. Pursuant to his employment agreement, on October 11, 2004, we granted to Mr. Perez options to purchase 55,000 shares at an exercise price of $4.85 per share. The option vested as to one-third of the shares subject to the option on the date of grant and will vest as to one-third of the shares subject to the option on each of the first and second anniversaries of the date of grant. If Mr. Perez's employment is terminated by us for any reason other than "cause," as defined in his employment agreement, or death or disability, or if Mr. Perez is "Constructively Terminated," as defined in his employment agreement (which definition includes a change in control with us if Mr. Perez does not continue employment with the Company or its successor), then he is entitled to receive his then current salary for the lesser of one year or the balance of the term of his contract, reduced by any amounts he earns for services during the severance period.

Theodore F. Pound III serves as General Counsel of the Company pursuant to a three year employment agreement dated as of October 11, 2004. Under the terms of the employment agreement, Mr. Pound receives an annual base salary of $180,000 subject to annual review and potentially an increase by our Board. In addition, Mr. Pound is entitled to receive a bonus in an amount equal to up to 50% of his base salary. Pursuant to his employment agreement, on October 11, 2004, the Company issued to Mr. Pound options to purchase 50,000 shares of the Company's Common Stock at a purchase price equal to $4.85 per share. The option vested as to one-third of the shares subject to the option on the date of grant and will vest as to one-third of the shares subject to the option on each of the first and second anniversaries of the date of grant. If Mr. Pound's employment is terminated by us for any reason other than "cause," as defined in his employment agreement, or death or disability, or if Mr. Pound is "Constructively Terminated," as defined in his employment agreement (which definition includes a change in control with us if Mr. Pound does not continue employment with the Company or its successor), then he is entitled to receive his then current salary for the lesser of one year or the balance of the term of his contract, reduced by any amounts he earns for services during the severance period.

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

BOARD COMPENSATION

Our policy is to pay our independent directors a fee of $5,000 per quarter beginning in 2005. Messrs. Hidayatallah, Mortensen and Toboroff are not deemed independent. Each independent director serving on a committee of the Board will receive $1,250 quarterly for service on such committee and each independent director serving as Chairman of a committee of the Board would receive an additional $1,250 per quarter for acting as chairman of such committee. In 2004 we did not pay directors any compensation. Directors are also compensated for out of pocket travel expenses.

In April 2004, we entered into an oral consulting agreement with Mr. Toboroff pursuant to which we pay him $10,000 per month to advise us regarding financing and acquisition opportunities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board currently consists of Messrs. Kelly and Whitener. Neither of these individuals has been our officer or employee at any time. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than subsidiaries of the Company) that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

Mr. Whitener is a principal of Energy Spectrum, from whom we acquired Strata in February 2002, in consideration of 6,559,863 shares of our common stock, warrants to purchase an additional 1,312,500 shares of Company common stock at an exercise price of $0.15 per share and 3,500,000 shares of newly created Series A Preferred Stock. On April 2, 2002, Energy Spectrum converted all of its Series A Preferred Stock, including accrued dividend rights, into 8,590,449 shares of common stock (see "Item 13 -- Certain Relationships and Related Transactions"). Energy Spectrum, which is our largest stockholder, is a private equity fund headquartered in Dallas, Texas. Mr. Kelly was an owner and founder of Downhole Injection Systems, LLC, which was purchased by the Company in December, 2004.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                        PRINCIPAL HOLDERS OF COMMON STOCK

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 29, 2005, calculated in accordance with the rules of the Securities and Exchange Commission, by (i) all persons known to beneficially own five percent or more of the our common stock, (ii) each director, (iii) the named executive officers and (iv) all current directors and executive officers as a group.

                                                                      Beneficial
                                                 Number of Shares     Ownership
                                                 Beneficially Owned   Percentage
                                                 ------------------   ----------

Energy Spectrum (1)                                  7,611,905            49.6%
Munawar H. Hidayatallah  (2)                         7,611,905            49.6%
Robert E. Nederlander (3)                            7,611,905            49.6%
Leonard Toboroff  (4)                                7,611,905            49.6%
Thomas O. Whitener, Jr. (1)                          7,611,905            49.6%
Jeffrey R. Freedman (5)                                119,000               *%
David Groshoff (6)                                     121,020             1.2%
Thomas E. Kelly (7)                                    117,138               *%
Jens H. Mortensen, Jr. (8)                           7,611,905            49.6%
John E. McConnaughy, Jar (9)                           300,000             2.3%
David Wilde (10)                                       108,333                *
Todd C. Seward (11)                                     20,000                *
Named Executive Officers as a group                  7,806,905            50.3%
(7 persons) (12)
All directors and executive officers as a group      8,464,063            54.4%
(15 persons) (13)
Palo Alto Investors (14)                             1,666,667            12.2%
Steve Emerson (15)                                   1,174,000             8.6%
Saeed M. Sheikh (16)                                 7,611,905            49.6%

* less than one percent
-----------

(1) Energy Spectrum includes Energy Spectrum Partners LP, a Delaware limited partnership, the principal business of which is investments, Energy Spectrum Capital LP ("Energy Spectrum Capital"), a Delaware limited partnership, the principal business of which is serving as the general partner of Energy Spectrum Partners LP, Energy Spectrum LLC ("Energy Spectrum LLC") a Texas limited liability company, the principal business of which is serving as the general partner of Energy Spectrum Capital, and Sidney L. Tassin, James W. Spann, James
P. Benson, Leland B. White and Thomas O. Whitener, Jr., executives and principals of the foregoing persons. The principal business address of each of the foregoing persons is 5956 Sherry Lane, Suite 900, Dallas, Texas 75225. Messrs. Tassin, Spann, Benson, White and Whitener are the members and managers of Energy Spectrum LLC, and Messrs. Tassin (President), Whitener (Chief Operating Officer) and Spann (Chief Investment Officer) are executive officers of Energy Spectrum LLC. Messrs. Whitener and Spann are principals of Energy Spectrum Partners LP's affiliates and the other persons listed above are also deemed to beneficially own the securities held of record by Energy Spectrum Partners LP. Energy Spectrum Partners LP is the record owner of 2,311,062 shares of our common stock, warrants to purchase 262,500 shares of common stock, and an option to purchase 6,000 shares of common stock. Energy Spectrum is also deemed to beneficially own 5,032,343 shares of common stock that are owned by (or that may be obtained within 60 days upon the exercise of options and warrants held
by) the other parties to the stockholders agreement described below. Under the rules of the Securities and Exchange Commission, all parties to the stockholders agreement may be deemed to beneficially own all common stock beneficially owned by each party to the stockholders agreement.

(2) Mr. Hidayatallah is the trustee of the Hidayatallah Family Trust, which is the record owner of 845,000 shares of our common stock, and Mr. Hidayatallah holds options to purchase 1,000,000 shares of common stock, of which options to purchase 466,667 shares are exercisable within 60 days following the date of this report. In addition, Mr. Hidayatallah is deemed to beneficially own 6,300,238 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the stockholders agreement described below. Mr. Hidayatallah's address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(3) Includes (a) 446,528 shares of common stock owned directly by Mr. Nederlander or by RER Corp. or QEN Corp., corporations controlled by Mr. Nederlander, (b) currently exercisable options and warrants to purchase 269,066 shares of common stock owned directly by Mr. Nederlander or RER Corp., and (c) 6,896,309 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the stockholders agreement described below. Mr. Nederlander's address is 1450 Broadway, Suite 2001, New York, NY 10018.

(4) Includes (a) 326,527 shares of common stock owned directly by Mr. Toboroff or Lenny Corp., a corporation wholly-owned by Mr. Toboroff, (b) currently exercisable options and warrants to purchase 369,066 shares of common stock owned directly by Mr. Toboroff, and (c) 6,916,312 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the stockholders agreement described below. Mr. Toboroff's address is 1450 Broadway, Suite 2001, New York, NY 10018.

(5) Includes 16,000 shares that may be issued upon the exercise of warrants owned by Mr. Freedman. Mr. Freedman's address is 123 Via Verde Way, Palm Beach, FL 33418.

(6) Includes 2,000 shares of common stock and currently exercisable options to purchase 2,000 shares of common stock owned by Mr. Groshoff and 117,020 shares of common stock as to which Mr. Groshoff has the authority to vote and to direct the disposition on behalf of the Pension Benefit Guaranty Corporation. Mr. Groshoff's address is 8044 Montgomery Rd., Suite 480, Cincinnati, OH 45236.

(7) Mr. Kelly's address is 450 North Marienfield, Suite 200, Midland, TX 79701.

(8) Includes (a) 1,565,591 shares of common stock owned of record by Mr. Mortensen, (b) options to purchase 100,000 shares of common stock, of which options to purchase 66,667 shares are exercisable within 60 days following the date of this prospectus, and (c) 5,979,647 shares of common stock that are owned by (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the stockholders agreement described below. Mr. Mortensen's address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(9) Includes 300,000 shares of common stock owned by Mr. McConnaughy. Mr. McConnaughy's address is 2 Parklands Drive, Darien, CT 06820.

(10) Includes 103,333 shares of common stock which may be obtained upon exercise of an option granted under our 2003 Incentive Stock Plan. Mr. Wilde's address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(11) Includes 20,000 shares of common stock which may be obtained upon exercise of an option granted under our 2003 Incentive Stock Plan. Mr. Sewards' address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(12) Includes the shares beneficially owned by Messrs. Hidayatallah, Mortensen, Wilde and Seward.

(13) Includes the shares described in Notes (1) - (2) and Notes (3) - (11).

(14) Consists of 920,000 shares, 666,667 shares and 80,000 shares owned by Micro Cap Partners, L.P., UBTI Free, L.P. and Palo Alto Global Energy Fund, L.P., respectively. Palo Alto Investors, LLC acts as the general partner of Micro Cap Partners, L.P., UBTI Free, L.P. and Palo Alto Global Energy Fund, L.P. Palo Alto Investors, Inc. is the manager of Palo Alto Investors, LLC, and William L. Edwards is the President of Palo Alto Investors, Inc. Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William L. Edwards each have investment and voting authority with respect to the shares owned by this stockholder. The business address for each of theses persons is 470 University Avenue, Palo Alto, CA 94301.

(15) Consists of 528,000 shares, 400,000 shares and 50,000 shares owned by J. Steven Emerson IRA RO II, Bear Stearns Securities Corporation, Custodian, J. Steven Emerson Roth IRA, Bear Stearns Securities Corporation, Custodian and Emerson Partners, Bear Stearns Securities Corporation, Custodian, respectively.
J. Steven Emerson has investment and voting authority with respect to the shares owned by J. Steven Emerson IRA RO II, Bear Stearns Securities Corporation, Custodian, J. Steven Emerson Roth IRA, Bear Stearns Securities Corporation, Custodian and Emerson Partners, Bear Stearns Securities Corporation, Custodian. Mr. Emerson's business address is 1522 Ensley Avenue, Los Angeles, CA 90024.

(16) Includes (a) 202,000 shares owned by Mr. Sheikh, (b) 2,000 shares which may be obtained upon exercise of an option granted under our 2003 Incentive Stock Plan, and (c) 7,407,905 shares owned (or may be obtained within 60 days upon the exercise of options and warrants held by) the other parties to the stockholders agreement described below. Mr. Sheikh's address is 1050 17th Street, N.W., Suite 450, Washington, D.C. 20030.

STOCKHOLDERS AGREEMENT

In connection with our April 2004 private placement and the exchange by Energy Spectrum of its preferred stock for common stock, we entered into a stockholders agreement with Christopher Engel; Donald Engel; the Engel Investors Defined Benefit Plan; RER Corp., a corporation wholly-owned by director Robert Nederlander; Leonard Toboroff, a director; Energy Spectrum; Jens H. Mortensen, Jr., President of Jens' and a director; Saeed M. Sheikh, a former director; and Munawar H. Hidayatallah, our Chief Executive Officer and Chairman. All parties to the Stockholders Agreement are deemed to be a group and each party is deemed to beneficially own all common stock beneficially owned by each member of the group.

The stockholders agreement requires the parties to vote for the election to the board of directors three persons nominated by Energy Spectrum, two persons nominated by the investors in the April 2004 private placement and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. The stockholders agreement also provides that in the event we have not completed a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, we will retain an investment banking firm to identify candidates for a transaction involving the sale of us or its assets.

In December 2004, two directors appointed by Energy Spectrum resigned and Energy Spectrum verbally agreed to amend the stockholders agreement to provide that Energy Spectrum will designate only one nominee to the Board of Directors unless and until it provides further notice to the Company. In addition, Energy Spectrum verbally agreed to amend the stockholders agreement to eliminate the requirement to retain an investment banking firm to identify candidates for a sale of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.


                                            A                   B                           C
                                        Number of                                   Number of securities
                                        securities to be      Weighted              remaining available
                                        issued upon           average               for future issuance
                                        exercise of           price of              under equity
                                        outstanding           outstanding           compensation plans
                                        options, warrants     options, warrants     (excluding securities
Plan Category                           and rights            and rights            reflected in column A)
-------------------------------         -----------------     -----------------     ----------------------
Equity compensation plans
approved by security holders(1)          1,215,000                $2.94                 1,185,000

Equity compensation plans
not approved by security holders           531,800                $3.00                         0
                                        -----------------     -----------------     ----------------
Total                                    1,746,800                $2.96


(1) In February 2005, the Company issued options to purchase 920,000 shares of common stock pursuant to the 2003 Incentive Stock Plan, leaving 265,000 shares available for issuance under this plan.

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

On May 31, 2001, our Board granted to one of our directors, Leonard Toboroff, an option to purchase 100,000 shares of common stock at $2.50 per share, exercisable for ten years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip Rentals, Inc. prior to our merger with OilQuip, including providing financial advisory services, assisting in OilQuip's capital structure and assisting OilQuip Rentals, Inc. in finding strategic acquisition opportunities.

In February 2001, we issued two warrants for the purchase of 233,000 total shares of ours common stock at an exercise price of $0.75 per share and one warrant for the purchase of 67,000 shares of our common stock at an exercise price of $5.00 per share in connection with a subordinated debt financing. The warrants to purchase 233,000 shares were redeemed during December 2004. The remaining warrants are currently outstanding and expire in February 2011.

In May 2004, we a warrant to director Jeffrey R. Freedman for the purchase of 20,000 shares of our Common Stock at an exercise price of $4.65 per share in consideration of financial advisory services to be provided by Mr. Freedman pursuant to a consulting agreement. The warrants expire in May 2009.

In March 2004, we issued a warrant to purchase 340,000 shares of our common stock at an exercise price of $2.50 per share to Morgan Joseph & Co., Inc. in consideration of financial advisory services to be provided by Morgan Joseph pursuant to a consulting agreement. The warrants expire in February 2009.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2004, the Company owed Mr. Hidayatallah $65,000 related to deferred compensation and for advances to the Company totaling $49,000. Such obligations do not bear interest.

Until December 2004, Mr. Hidayatallah was a personal guarantor of substantially all of the financing extended to us by commercial banks. In December 2004, we refinanced most of our outstanding debt and obtained the release of Mr. Hidayatallah's guarantees. Currently, Mr. Hidayatallah guarantees approximately $5.5 million of our outstanding debt. We have agreed to pay Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah from time to time. The fee is payable quarterly, in arrears, based upon the average amount of debt outstanding in the prior quarter. During 2004, Mr. Hidayatallah received $48,331 in respect of his guarantee of the Company's debt.

Mr. Mortensen leases to Jens' a yard in Pearsall, Texas and received $28,800 in rental payments for such property in 2004. In addition, Mr. Mortensen and members of his family own 100% of Tex-Mex Rental & Supply Co., a Texas corporation, that sold approximately $166,669 of equipment and other supplies to the Company in 2004. Management of the Company believes these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

On September 30, 2004, we issued 1,300,000 shares of our common stock to Jens H. Mortensen, our President, Chief Operating Officer and a director, pursuant to a merger between Jens' Oilfield Service, Inc. and a newly formed subsidiary of the Company. As a result of the merger, we acquired Mr. Mortensen's 19% interest and now own 100% of Jens' Oilfield Service, Inc.

In May 2004, we issued a warrant to purchase 20,000 shares of our common stock at an exercise price of $4.75 per share to director Jeffrey Freedman in consideration of financial advisory services to be provided by Mr. Freedman pursuant to a consulting agreement. The warrants expire in May 2009. In May 2004, we also issued to Mr. Freedman a warrant to purchase 3,000 shares of common stock at an exercise price of $0.75 per share, in consideration of a loan made to the Company in 2002. This warrant has been exercised.

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

In connection with the April 2004 private placement, we entered into a registration rights agreement with the investors in the April 2004 private placement. In addition, in connection with other transactions occurring prior to April 2004, we entered into registration rights agreements with other investors. In April 2004, each investor that was a party to a registration rights agreement entered into prior to April 2, 2004 (other than the Pension Benefit Guarantee Corporation) terminated such agreement and entered into the registration rights agreement entered into by investors in the April 2004 private placement. These investors include, in addition to the investors in the April 2004 private placement, Energy Spectrum Partners LP, officers and directors Munawar H. Hidayatallah, Jeffrey R. Freedman and Jens H. Mortensen, and former director Saeed M. Sheikh. We entered into a registration rights agreement with the Pension Benefit Guarantee Corporation in March 1999, which is still in effect.

The April 2004 registration rights agreement and the registration rights agreement with the Pension Benefit Guarantee Corporation each provide the other parties thereto the right to require us to register the resale of their shares under certain circumstances, and the right to have their shares included in any registration rights agreement filed by us, subject to certain exceptions. The Pension Benefit Guarantee Corporation and most investors that are parties to the April 2004 registration rights agreement elected to have their shares registered in a registration statement which we filed with the Securities and Exchange Commission and which was declared effective on March 8, 2005. We also allowed director John E. McConnaughy, Jr. and executive officers Theodore F. Pound III and Dave Wilde to register the sale of shares of common stock owned by them in the registration statement.

In connection with the April 2004 private placement described above and the exchange by Energy Spectrum of its preferred stock for common stock, we entered into a stockholders agreement with the investors in the April 2004 private placement, Energy Spectrum, Jens H. Mortensen, Jr., our President and a former director, Saeed M. Sheikh, our director, and Munawar H. Hidayatallah, our Chief Executive Officer and Chairman of the board of directors. The stockholders agreement requires the parties to vote for the election to the board of directors of us three persons nominated by Energy Spectrum, two persons nominated by the investors in the April 2004 private placement and one person nominated by Messrs. Hidayatallah, Mortensen and Sheikh. The stockholders agreement also provides that in the event we have not completed a public offering of its shares prior to September 30, 2005, then, at the request of Energy Spectrum, we will retain an investment banking firm to identify candidates for a transaction involving the sale of us or its assets. In December 2004, two directors appointed by Energy Spectrum resigned and Energy Spectrum verbally agreed to amend the stockholders agreement to provide that Energy Spectrum will designate only one nominee to the Board of Directors unless and until it provides further notice to the Company. In addition, Energy Spectrum verbally agreed to amend the stockholders agreement to eliminate the requirement to retain an investment banking firm to identify candidates for a sale of the Company.

In April 2004, we entered into an oral consulting agreement with Mr. Toboroff pursuant to which we pay him $10,000 per month to advise us regarding financing and acquisition opportunities.

In October 2004, we hired Theodore F. Pound III as our General Counsel. Prior to joining us, Mr. Pound practiced law at Wilson Cribbs & Goren, P.C., who has served as counsel to the Company since 2001. Mr. Pound has served as lead acquisition counsel in each of our acquisitions since 2001. We incurred legal fees and expenses to Wilson Cribbs & Goren of $149,000 in 2003 and $187,875 in 2004.

In 1999 and 2000, the Board issued to each of directors Messrs. Nederlander and Toboroff a promissory note in the amount of $25,000 and an option to purchase 2,000 shares of common stock an exercise price of $2.75. The promissory notes accrued interest at 5% annually and are were repaid on March 28, 2005. The promissory note and stock option were issued as compensation for services rendered as directors from 1989 to March 31, 1999. The options vested immediately and may be exercised any time prior to March 28, 2010. None of these options have been exercised.

Other than the transactions described above or as described in the table below, we have not entered into any material transactions with our officers, directors or principal stockholders since January 1, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the aggregate fees we paid to our independent accountant, Gordon, Hughes & Banks, LLP, for services rendered during the years ended December 31, 2003 and 2004 to UHY Mann Frankfort Stein & Lipp, LLP which became our independent auditor in October 2004:


         DESCRIPTION OF FEES TO
         GORDON HUGHES & BANKS, LLP              2004             2003
         --------------------------            -------          -------
            Audit Fees (1)                     $   -0-          $79,081
            Audit Related Fees (2)             $   -0-          $ 6,545
            Tax Fees (3)                       $   -0-          $   -0-
            All Other Fees (4)                 $58,754          $   -0-


         UHY MANN RANKFORT STEIN & LIPP CPAs LLP
         -----------------------------------
            Audit Fees (1)                     $210,453               0
            Audit Related Fees (2)             $    -0-               0
            Tax Fees (3)                       $ 15,028         $ 2,928
            All Other Fees (4)                 $ 14,000               0


(1) Includes fees paid for audit of our annual financial statements and reviews of the related quarterly financial statements. 100% of these fees were pre-approved by our audit committee.

(2) Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include issuance of consents and other accounting and reporting consultations. 100% of these fees were pre-approved by our audit committee.

(3) Includes tax planning and tax return preparation fees. These services and fees were not pre-approved by our audit committee.

(4) Includes fees related to our 401(k) plan and to the review and issuance of consents related to our registration statement on Form S-1 which was declared effective my the Securities and Exchange Commission on March 8, 2005. These services and fees were not pre-approved by our audit committee.

Pre-approval Policies and Procedures

The Company adopted a policy that the Audit Committee must approve in advance all audit and audit related services provided by the Company's independent accountants. All of the audit and audit related services received by the Company in 2003 and 2004 were pre-approved by the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed

The exhibits listed on the Exhibit Index located at Page 20 of this Annual Report are filed as part of this Form 10-K/A-1.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 21, 2003, containing a press release relating to its earnings in the third quarter of 2003 and other matters.

(c) Exhibits

The exhibits listed on the Exhibit Index located at Page 18 of this Annual Report are filed as part of this Form 10-K/A-1.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2005.


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

4.1 Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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

14.1 Code of Ethics (incorporated by reference to Registrant's Current Report on Form 8-K filed on December 1, 2004.).

16.1 Letter from Gordon Hughes & Banks LLP dated October 5, 2004, to the Securities and Exchange Commission (incorporated by reference to Registrant's Current Report on Form 8-K filed on October 6, 2004).

21.1 Subsidiaries of Registrant (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

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