Form 10-Q
period 2005-03-31
Allis Chalmers Energy Inc.
filed 2005-05-06
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

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


At May 3, 2005 there were  13,852,797xxxx shares of common stock outstanding.

                           ALLIS-CHALMERS ENERGY INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                     PART I


     ITEM                                                                   PAGE
     ----                                                                   ----

     1.Financial Statements

       Consolidated Balance Sheets as of March 31, 2005 and
         December 31, 2004.................................................... 3

       Consolidated Income Statements for the three months
         Ended March 31, 2005 and 2004.......................................  4

       Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004......................................  5

       Notes to Consolidated Financial Statements............................  6

     2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 19

     3. Quantitative and Qualitative Disclosures about Market Risk..........  26

     4. Controls and Procedures.............................................. 26


                                     PART II

     1. Legal Proceedings.................................................... 26

     6. Exhibits and Reports on Form 8-K..................................... 27

     Signatures and Certifications........................................... 28


                                PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLIS-CHALMERS ENERGY INC.                                       MARCH 31,      DECEMBER 31,
CONSOLIDATED BALANCE SHEETS                                        2005            2004
                                                                -----------     -----------
(in thousands, except for share amounts)                        (unaudited)

ASSETS
Cash and cash equivalents                                       $     5,999     $     7,344
Trade receivables, net                                               16,402          12,986
Inventory                                                             2,464           2,373
Lease receivable, current                                               180             180
Prepaid expenses and other                                            1,976           1,495
                                                                -----------     -----------
         Total current assets                                        27,021          24,378
                                                                -----------     -----------

Property and equipment, net                                          39,493          37,679
Goodwill                                                             11,776          11,776
Other intangible assets, net                                          4,891           5,057
Debt issuance costs, net                                                635             685
Lease receivable, less current portion                                  485             558
Other assets                                                             75              59
                                                                -----------     -----------
         Total assets                                           $    84,376     $    80,192
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt                            $     4,109     $     5,541
Trade accounts payable                                                5,698           5,694
Accrued salaries, benefits and payroll taxes                            811             615
Accrued interest                                                        460             470
Accrued expenses                                                      2,300           1,852
Accounts payable, related parties                                       200             740
                                                                -----------     -----------
         Total current liabilities                                   13,578          14,912

Accrued postretirement benefit obligations                              676             687
Long-term debt, net of current maturities                            28,750          24,932
Other long-term liabilities                                             129             129
                                                                -----------     -----------
         Total liabilities                                           43,133          40,660

Commitments and Contingencies

Minority interests                                                    4,567           4,423

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value (20,000,000 shares authorized;
    13,631,525 and 13,611,525 issued and outstanding at
    March 31, 2005 and December 31, 2004, respectively                  136             136
Capital in excess of par value                                       40,331          40,331
Accumulated deficit                                                  (3,791)         (5,358)
                                                                -----------     -----------

         Total stockholders' equity                                  36,676          35,109
                                                                -----------     -----------

         Total liabilities and stockholders' equity             $    84,376     $    80,192
                                                                ===========     ===========


    The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                             3






                             ALLIS-CHALMERS Energy Inc.
                           CONSOLIDATED INCOME STATEMENTS
                          (in thousands, except per share)
                                     (unaudited)

                                                             Three Months Ended
                                                          March 31,        March 31,
                                                            2005             2004
                                                         -----------     -----------
                                                                         (Restated)

Revenues                                                 $    19,334     $     9,661

Cost of revenues                                              12,785           6,909
Depreciation expense                                             914             619
                                                         -----------     -----------
Total cost of revenues                                        13,699           7,528

    Gross margin                                               5,635           2,133

General and administrative expense                             2,994             884
Amortization expense                                             394             219
                                                         -----------     -----------
Total general and administrative costs                         3,388           1,103

Income from operations                                         2,247           1,030

Other income (expense):
   Interest expense                                             (521)           (569)
   Settlement on lawsuit                                         115              --
   Other                                                          33             187
                                                         -----------     -----------
Total other income (expense)                                    (373)           (382)
                                                         -----------     -----------
Net income before minority interest and income taxes           1,874             648

   Minority interest  in income of subsidiaries                 (144)            (73)
   Provision for foreign taxes                                  (163)           (103)
                                                         -----------     -----------
Net income                                                     1,567             472

         Preferred stock dividend                                 --             (88)
                                                         -----------     -----------
Net income attributed to common shareholders             $     1,567     $       384
                                                         ===========     ===========

Income per common share basic                            $       .12     $      0.10
                                                         ===========     ===========

Income per common share diluted                          $       .09     $      0.05
                                                         ===========     ===========
Weighted average number of common shares outstanding:
                     Basic                                    13,632           3,927
                                                         ===========     ===========
                     Diluted                                  17,789           5,762
                                                         ===========     ===========


      The accompanying Notes are an integral part of the Financial Statements.

                                         4






                                 ALLIS-CHALMERS ENERGY INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                        (unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2005            2004
                                                                -----------     -----------
                                                                                 (Restated)
Cash flows from operating activities:
     Net income                                                 $     1,567     $       472
     Adjustments to reconcile net income to net
           cash provided by operating activities:
     Depreciation expense                                               914             619
     Amortization expense                                               394             217
     Amortization of discount on debt                                     3              75
     Minority interest in income of subsidiaries                        144              73
     Changes in working capital:
          Decrease (increase) in accounts receivable                 (3,416)            476
          Decrease (increase) in other current assets                  (499)             13
          Decrease (increase) other assets                              (16)             --
          (Decrease) increase in accounts payable                         4             350
          (Decrease) increase in accrued interest                       (10)             89
          (Decrease) increase in accrued expenses                       (92)           (595)
          (Decrease) increase in accrued salaries,
              benefits and payroll taxes                                185             (26)
          (Decrease) increase in other long-term liabilities             --            (141)
                                                                -----------     -----------
     Net cash (used in) /provided by operating activities              (822)          1,622

Cash flows from investing activities:
         Purchase of equipment                                       (2,728)         (1,411)
                                                                -----------     -----------
     Net cash used in investing activities                           (2,728)         (1,411)

Cash flows from financing activities:
         Proceeds/(repayments)on long-term debt, net                  2,383            (944)
         Debt issuance costs                                           (178)            (75)
                                                                -----------     -----------
    Net cash provided by (used in) financing activities               2,205          (1,019)
                                                                -----------     -----------
    Net increase (decrease) in cash and cash equivalents             (1,345)           (808)

Cash and cash equivalents at beginning of year                        7,344           1,299
                                                                -----------     -----------
Cash and cash equivalents at end of period                      $     5,999     $       491
                                                                ===========     ===========
Supplemental information:
Interest paid                                                   $       437     $       480
                                                                ===========     ===========
Foreign taxes paid                                              $       163     $       103
                                                                ===========     ===========

          The accompanying Notes are an integral part of the Financial Statements.


                                             5

                           ALLIS-CHALMERS ENERGY INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE INTERIM PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Allis-Chalmers Energy Inc provides a variety of products and services to the oil and natural gas industry. Through its subsidiaries, Allis-Chalmers is engaged in providing specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells, directional and horizontal drilling services, the rental of "hevi-wate" spiral drill pipe and related oilfield services, services to enhance production through the installation of small diameter coiled tubing and chemicals into producing oil and gas wells and air drilling services to natural gas exploration and development operators.


BASIS OF PRESENTATION

Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform with the current period presentation.

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

In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT (SFAS
123R). SFAS 123R revises SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS 123R are effective for financial statements for annual or interim periods beginning after December 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt SFAS No. 123R on January 1, 2006. Our future cash flows will not be impacted by the adoption of this standard.

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

NOTE 2 - STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation using Accounting Principle Board Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized under APB No. 25. Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net income/(loss) and net income/(loss) per share for the quarters ended March 31, 2005, and 2004 would have been decreased to the pro forma amounts indicated below.

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                   (IN THOUSANDS, EXCEPT PER SHARE)
                                                                     2005                     2004
                                                                  ----------              ----------
                                                                                          (RESTATED)

Net income:                                 As reported           $    1,567              $      384

Less total stock based employee
   compensation expense determined
   under fair value based method
   for all awards net of tax
   related effects                                                    (2,902)                     --
                                                                  ----------              ----------
Pro-forma net income to
   common stockholders'                                           $   (1,335)             $      384

Net income per share:
   Basic                                    As reported           $     0.10              $     0.10
                                                                  ==========              ==========

   Diluted                                  As reported           $     0.08              $     0.05
                                                                  ==========              ==========

Options were granted in 2005. The following assumptions were applied in determining the pro forma compensation costs:

                                                           FOR THE QUARTER ENDED
                                                                MARCH 31,
                                                                  2005
                                                           ---------------------
Expected dividend yield                                              --
Expected price volatility                                         89.76%
Risk-free interest rate                                             7.0%
Expected life of options                                         7 years
Weighted average fair value of options
    granted at market value                                      $  3.86

NOTE 3 - INCOME PER COMMON SHARE

The Company computes income per common share in accordance with the provisions of SFAS No. 128, EARNINGS PER Share ("SFAS No. 128"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. For periods through April 12, 2004, preferred dividends are deducted from net income and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted earnings per share.

The components of basic and diluted earnings per share are as follows:

                                                       March 31,           March 31,
                                                         2005                2004

                                                  (in thousands, except earnings per share)
Numerator:
Net income available for common stockholders         $    1,567           $      384

Plus income impact of assumed conversions:
     Preferred stock dividends                               --                   88
                                                     ----------           ----------

Net income applicable to common stockholders
     Plus assumed conversions                        $    1,567           $      472

Denominator:
     Denominator for basic earnings per share -
       weighted average shares outstanding               13,632                3,927

     Effect of potentially dilutive common shares:
       Convertible preferred stock and employee
          and director stock options                      4,157                1,835
                                                     ----------           ----------

Denominator for diluted earnings per share -
  weighted average shares outstanding and
  assumed conversions                                   17,789                 5,762

Basic earnings per share                             $     0.12           $     0.10
                                                     ==========           ==========
Diluted earning per share                            $     0.09           $     0.05
                                                     ==========           ==========

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived intangible assets are not permitted. To be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $11.8 million at March 31, 2005 and December 31, 2004. Based on impairment testing performed during 2004, pursuant to the requirements of SFAS 142, these assets do not appear to be impaired.

Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to 10 years. Amortization of intangible assets was $166,000 for the first three months of 2005, compared to $132,000 for the same period last year. At March 31, 2005, net intangible assets totaled $4.9 million, net of $2.2 million of accumulated amortization.

NOTE 5 - RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and recorded the sale of an interest in a subsidiary, in accordance with SAB No. 51. Consequently, we restated our financial statements for the quarter ended September 30, 2003, for the year ended December 31, 2003 and for the three quarters ended September 30, 2004, to reflect the following adjustments:

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

INCREASE IN NET INCOME. During the three months ended March 31, 2004, depreciation expense related to the fixed assets increased by $49,000, as a result of the increase in fixed assets, depreciation expense was increased by $90,000 as a result of the reversal of amortization of negative goodwill, and minority interest expense decreased by $22,000, resulting in reduction in net income attributable to common stockholders of $117,000.

A restated consolidated balance sheet at March 31, 2004, and a restated consolidated income statement and a restated consolidated statement of cash flows for the three months ended March 31, 2004, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                         At March 31, 2004
                                                         ------------------
                                                     As       Restatement       As
                                                  Reported    Adjustments   Restated
                                                  --------    -----------   --------
ASSETS

Cash and cash equivalents                         $     491                 $    491
Trade receivables, net of allowance for
doubtful accounts                                     8,347                    8,347
Lease Receivable, current                               180                      180
Prepaid expenses and other                              900                      900
                                                  ---------                  --------
Total current assets                                  9,918                    9,918

Property and equipment, net of accumulated
depreciation                                         27,270        4,650      31,920
Goodwill                                              7,661                    7,661
Other intangible assets, net of accumulated
amortization                                          2,158                    2,158
Debt issuance costs, net of accumulated
amortization                                            557                      557
Lease receivable, less current portion                  722                      722
Other assets                                             79                       79
                                                  ---------     ---------    --------
Total Assets                                      $  48,365     $  4,650     $53,015
                                                  =========     =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt              $  4,888                   $ 4,888
Trade accounts payable                               3,483                     3,483
Accrued salaries, benefits and payroll taxes           885                       885
Accrued interest                                       241                       241
Accrued expenses                                     1,166                     1,166
Accounts payable, related parties                      467                       467
                                                  ---------                  --------
Total current liabilities                           11,130                    11,130

Accrued postretirement benefit obligations             545                       545
Long-term debt, net of current maturities           26,476                    26,476
Other long-term liabilities                            129                       129
Redeemable warrants                                  1,500                     1,500
Redeemable convertible preferred stock
  including accrued dividends                        4,259                     4,259
                                                  ---------                  --------
Total liabilities                                   44,039                    44,039

Commitments and Contingencies

Minority interests                                   2,618         1,433       4,051

COMMON STOCKHOLDERS' EQUITY

Common stock                                            39                        39
Capital in excess of par value                       9,793           955      10,748
Accumulated (deficit)                               (8,124)        2,262      (5,862)
                                                  ---------     ---------    --------
Total stockholders' equity                           1,708         3,217       4,925
                                                  ---------     ---------    --------
Total liabilities and stockholders' equity        $ 48,365      $  4,650     $53,015
                                                  =========     =========    ========


                                       10





                                                    Three Months March 31, 2004
                                                    ------------------------------
                                                     As       Restatement        As
                                                  Reported    Adjustments     Restated

Revenues                                         $  9,661            --     $   9,661
Cost of revenues                                    7,389           139         7,528
                                                 --------     ---------     ---------
Gross margin                                        2,272          (139)        2,133

General and administrative expense                  1,103            --         1,103
                                                 --------     ---------     ---------
Income from operations                              1,169          (139)        1,030

Other income (expense):
Interest expense                                     (569)           --          (569)
Minority interests in income of subsidiaries          (95)           22           (73)
Other                                                 187            --           187
                                                 --------     ---------     ---------
Total other income (expense)                         (477)           22          (455)
                                                 --------     ---------     ---------
Net income before income taxes                        692          (117)          575

Provision for foreign income tax                     (103)           --          (103)
                                                 --------     ---------     ---------
Net income                                            589          (117)          472

Preferred stock dividend                              (88)           --           (88)
                                                 --------     ---------     ---------
Net income attributed to common stockholders     $    501     $    (117)    $     384
                                                 ========     =========     =========

Income per common share - basic                  $   0.15                   $    0.10
                                                 ========                   =========
Income per common share - diluted                $   0.10                   $    0.05
                                                 ========                   =========

Weighted average number of common shares outstanding:
        Basic                                       3,927                       3,927
                                                 ========                   =========
        Diluted                                     5,762                       5,762
                                                =========                   =========


                                       11





                                                     Three Months Ended March 31, 2004
                                                       ------------------------------
                                                       As      Restatement         As
                                                    Reported    Adjustment      Restated
                                                    --------    ----------      --------
Cash flows from operating activities:
Net income                                          $    589      $   (117)      $   472
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization  expense                   697           139           836
Amortization of discount on debt                          75            --            75
Minority interest in income of subsidiaries               95           (22)           73
Changes in working capital:
Decrease (increase) in accounts receivable               476            --           476
Decrease (increase) in other current assets               13            --            13
Increase (decrease) in accounts payable                  350            --           350
Increase (decrease) in accrued interest                   89            --            89
Increase (decrease) in accrued expenses                 (595)           --          (595)
Increase (decrease) in other long-term liabilities      (141)           --          (141)
Increase (decrease) in accrued employee benefits
  and payroll taxes                                      (26)           --           (26)
                                                     ---------     --------      ---------
Net cash provided by operating activities              1,622            --         1,622

Cash flows from investing activities:
Purchase of equipment                                 (1,411)                     (1,411)
                                                     ---------                   ---------
Net cash use) in investing activities                 (1,411)                     (1,411)

Cash flows from financing activities:
Repayments of long-term debt                            (944)                       (944)
Debt issuance costs                                      (75)                        (75)
                                                     ---------                   ---------
Net cash used in financing activities                 (1,019)                     (1,019)
                                                     ---------                   ---------

Net decrease) in cash and cash equivalents              (808)                       (808)

Cash and cash equivalents:

Beginning of the year                                  1,299                       1,299
                                                    ---------                   ---------
End of period                                       $    481                    $    481
                                                    =========                   =========

Supplemental information:

Interest paid                                       $   480                    $    480
                                                    =========                   =========

Certain prior period balances have been reclassified to conform to current year presentation.

NOTE 6 - INVENTORIES

     Inventories are comprised of the following at March 31:

                                                                     2005                  2004
Hammer bit inventory
Finished goods                                                      $ 547                 $  --
Work in process                                                       291                    --
Raw materials                                                         391                    --
                                                                   ------                 -----

Total hammer bit inventory                                         $1,229                 $  --

Hammer inventory                                                      465                    --

Chemical inventory                                                    202                    --
                                                                                             --

Coil tubing and related inventory                                     568                    --
                                                                   ------                 -----

Total inventory                                                    $2,464                 $  --
                                                                   ======                 =====

NOTE 7 - DEBT

The long-term debt of the Company and its subsidiaries as of March 31, 2005 consists of the following:

                                                                     March 31,
                                                                  (in thousands)
                                                                       2005
                                                                  --------------
Debt of Allis-Chalmers Energy
-----------------------------
Revolving line of credit                                                  4,967
Bank term loan                                                            5,722
Capital expenditure and acquisition line                                    793
Notes payable to former directors                                            96

Debt of Jens'
-------------
Subordinated seller note                                                  4,000
Note payable under non-compete agreement                                    453
Bank term loan                                                              223
Equipment installment note                                                  307
Real estate loan                                                            553

Debt of Strata
--------------
Vendor financing                                                          1,164

Debt of Safco
-------------
Note payable under non-compete agreement                                    150

Debt of Downhole
----------------
Vehicle installment note                                                     11
Notes payable to a former shareholders                                       22
Note payable to insurance company                                           106

Debt of Mountain Air
--------------------
Term loan                                                                   185
Seller note                                                                 500

Debt of AirComp
---------------
Revolving line of credit                                                  1,639
Bank term loan                                                            6,480
Delayed draw term loan                                                      670
Subordinated note payable to M-I LLC                                      4,818

                                                                     -----------
Total debt                                                           $   32,859

Less: short-term debt and current maturities                              4,109
                                                                     -----------
Long-term debt obligations                                           $   28,750
                                                                     ===========

As of March 31, 2005 the Company's debt was approximately $32.9 million.

On December 7, 2004, the Company entered into an amended and restated credit agreement which consolidated and increased various credit facilities previously maintained by the Company and two of its subsidiaries, Jens' and Strata. The credit agreement governing the facilities was entered into jointly by Allis-Chalmers, Jens', Strata, and Safco, and is guaranteed by our MCA and OilQuip subsidiaries. The amended credit facilities include:

         o A $10.0 million revolving line of credit. Borrowings are subject to a borrowing base calculated as 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $5.0 million as of March 31, 2005.

         o A term loan with a principal balance of $5.7 million payable in monthly payments of principal of $105,583 per month. Prepayments are also required in an amount equal to 20% of our collections from Matyep in Mexico.

         o A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility are payable monthly over four years beginning in January 2006. Availability of this capital expenditure term loan facility is subject to security acceptable to the lender in the form of equipment or other acquired collateral. The outstanding principal balance was $793,000 as of March 31, 2005.

The credit facilities mature on December 31, 2008 and are secured by liens on substantially all of the Company's assets. The agreement governing these credit facilities contains customary events of default and financial covenants. It also limits the Company's ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. Interest accrues at an adjustable rate based on the prime rate. The interest rate was 6.81% as of March 31, 2005. There is a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.

Jens' has a subordinated note payable to Jens Mortensen, the seller of Jens' and a director of the Company, in the amount of $4.0 million with a fixed interest rate of 7.5%. Interest is payable quarterly and the final maturity of the note is January 31, 2006. In connection with the purchase of Jens', the Company agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. Monthly payments of $20,576 are due under this agreement through January 31, 2007. As of March 31, 2005, the remaining balance was approximately $453,000, including $247,000 classified as short-term. The note is subordinated to the rights of the Company's bank lenders.

Jens' also has several small equipment financings and a real estate loan which in the aggregate total $778,000 as of March 31, 2005. First, Jens' has two bank term loans aggregating $ 223,000 which accrue interest at an adjustable rate based on the prime rate (7.25% at March 31, 2005) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $177,000, is September 17, 2006, while the second loan, with a balance of $48,000, matures January 12, 2007. Jens also has a five-year equipment financing term loan with a principal balance of $307,000 at March 31, 2005. The loan is payable in monthly installments of principal and interest equal to $6,449 per month through December 2009. Finally, Jens' has a real estate term loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate. The outstanding principal balance was $553,000 at March 31, 2005.

Strata, the Company's directional drilling subsidiary, entered into a short-term vendor financing agreement with a major supplier of downhole drill motors. The agreement consists of an extension of amounts due to the supplier for motor rentals, lease and repair costs. As of March 31, 2005, the outstanding balance was $1.2 million. Payment of interest is due monthly and principal payments of $582,000 are due in each of April 2005 and December 2005. The interest rate is fixed at 8.0%.

In connection with the purchase of Safco, the Company agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. The Company is required to make yearly payments of $50,000 through September 30, 2007. As of March 31, 2005, the balance due was $150,000.

Downhole has notes payable to two former shareholders totaling $22,000. Downhole also has a vehicle installment note. The note is payable over 10 months at $1,137 per month without interest. At March 31, 2005, the balance due was $11,371.

AirComp has the following credit facilities:

         o A $3.5 million bank line of credit of which $1.6 million was outstanding at March 31, 2005. Interest accrues at an adjustable rate based on the prime rate. The average interest rate was 7.66% as of March 31, 2005. The Company pays a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit are subject to a borrowing base consisting of 80% of eligible accounts receivable.

         o A term loan with a remaining principal balance of $6.5 million that accrues interest at an adjustable rate based on either the London Interbank Offered Rate ("LIBOR") or the prime rate. The average interest rate was 6.41% as of March 31, 2005. Principal payments of $286,000 are due quarterly, plus interest, with a final maturity date of June 27, 2007.

         o A "delayed draw" term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrues at an adjustable, adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. The outstanding principal balance was $670,000 as of March 31, 2005.

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

AirComp also has a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party has the right to cause AirComp to sell its assets (or the other party may buy out such party's interest), and in such event this note (including accrued interest) is due and payable. The note is also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At March 31, 2005, $441,000 of interest was included in accrued interest. We are not liable for the obligations of AirComp under this note.

In 2000 the Company compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes accrued interest at the rate of 5.0% per annum. The notes matured on March 31, 2005, and the Company is in the process of locating and paying the holders of these notes. As of March 31, 2005, the notes totaling $96,300, including accrued interest remained outstanding.

As part of the acquisition of Mountain Air in 2001, the Company issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at an interest rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, the Company reached an agreement with the sellers and holders of the note as a result of an action brought against the Company by the sellers. Under the terms of the agreement, the Company has paid to the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See
Note 11 - Legal Matters). Mountain Air also has a term loan in the amount of $185,000 at March 31, 2005 accruing interest of 5.0% per annum. Principal and interest of $5,039 are payable monthly with a final maturity date of June 30, 2008.

The Company's Chief Executive Officer and Chairman, Munawar H. Hidayatallah is a personal guarantor of the Company's debt consisting of the Jens' $4.0 million subordinated seller note. The Company pays Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated $3,625 during the three months ended March 31, 2005.

NOTE 8 - STOCKHOLDERS' EQUITY

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

NOTE 9 - REVERSE STOCK SPLIT

The Company effected a reverse stock split on June 10, 2004. As a result of the reverse stock split, every five shares of the Company's common stock was combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of stockholders of the Company from 6,070 to approximately 2,140. All share and related amounts presented have been retroactively adjusted for the stock split.

NOTE 10 - SEGMENT INFORMATION

At March 31, 2005, the Company had four operating segments including Casing and Tubing Services (Jens'), Directional Drilling Services (Strata) Compressed Air Drilling Services (AirComp) and Other Services (Safco and Downhole). All of the segments provide services to the energy industry. The revenues, operating income
(loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments plus the corporate function are reported below for the quarters ended March 31, 2005 and March 31, 2004 (in thousands):


                                                       QUARTER ENDED MARCH 31,
                                                        2005           2004
                                                   -------------   -------------
                                                                    (RESTATED)
REVENUES:
Casing services                                    $      3,560    $      1,939
Directional drilling services                             9,901           5,253
Compressed air drilling services                          4,181           2,469
Other services                                            1,692              --
                                                   -------------   -------------
Total revenues                                     $     19,334    $      9,661
                                                   =============   =============

OPERATING INCOME (LOSS):
Casing services                                    $      1,327    $        442
Directional drilling services                             1,878             662
Compressed air drilling services                            527             255
Other services                                             (119)             --
General corporate                                        (1,366)           (329)
                                                   -------------   -------------
Total income/ (loss) from operations               $      2,247    $      1,030
                                                   =============   =============

DEPRECIATION AND AMORTIZATION EXPENSE:
Casing services                                    $        440    $        361
Directional drilling services                               150             101
Compressed air drilling services                            448             351
Other services                                              224              --
General corporate                                            46              25
                                                   -------------   -------------
Total depreciation and amortization expense        $      1,308    $        838
                                                   =============   =============

INTEREST EXPENSE:
Casing services                                    $         99    $        165
Directional drilling services                                22              75
Compressed air drilling services                            231             159
Other services                                                1              --
General corporate                                           168             170
                                                   -------------   -------------
Total interest expense                             $        521    $        569
                                                   =============   =============

CAPITAL EXPENDITURES:
Casing services                                    $      1,640    $        379
Directional drilling services                               263             705
Compressed air drilling services                            779             326
Other services                                               37              --
General corporate                                             9               1
                                                   -------------   -------------
Total capital expenditures                         $      2,728    $      1,411
                                                   =============   =============

GOODWILL:
Casing services                                    $      3,673    $         --
Directional drilling services                             4,168           4,168
Compressed air drilling services                          3,510           3,493
Other services                                              425              --
General corporate                                            --              --
                                                   -------------   -------------
Total Goodwill                                     $     11,776    $      7,661
                                                   =============   =============

ASSETS:
Casing services                                    $     23,406    $     17,159
Directional drilling services                            14,811          11,459
Compressed air drilling services                         29,265          23,046
Other services                                            7,186              --
General corporate                                         9,708           1,351
                                                   -------------   -------------
Total assets                                       $     84,376    $     53,015
                                                   =============   =============

REVENUES:
United States                                      $     17,561    $      8,632
International                                             1,773           1,029
                                                   -------------   -------------
TOTAL                                              $     19,334    $      9,661
                                                   =============   =============

NOTE 11 - LEGAL MATTERS

The Company is named from time to time in legal proceedings related to the Company's activities prior to its bankruptcy in 1988; however, the Company believes that it was discharged from liability for all such claims in the bankruptcy and believes the likelihood of a material loss relating to any such legal proceeding is remote.

At December 31, 2004, Mountain Compressed Air, Inc. was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Compressed Air, Inc. acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the note), on the basis that Mountain Compressed Air failed to provide financial statements required by the note. The Company raised several defenses to the plaintiff's claim. In March 2005, the Company reached an agreement with the plaintiff to settle the action and agreed to pay to the plaintiff $1.0 million in cash, and to pay to the plaintiff an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all amounts due under the promissory note and all other claims. The $1.0 million cash payment was made on April 1, 2005.

The Company is involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, the Company believes that the likelihood of material loss relating to any such legal proceeding is remote.

NOTE 12 - SUBSEQUENT EVENTS

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

On April 4, 2005, the Company amended its December 7, 2004 credit agreement with its lender to extend the final maturity of its credit facilities for one year to December 31, 2008, obtain the lender's consent for the Delta acquisition, include the Company's Delta and Downhole subsidiaries as parties to the credit agreement, and provide for increased availability under the $10.0 million revolving line of credit and the $6.0 million capital expenditure and acquisition line of credit based on the receivables and assets of Delta and Downhole.

Additionally, the amendment documented the lender's consent to the $1.5 million settlement with the former owners of Mountain Air Drilling Service and to the prepayment of the $4.0 million Jens' subordinated seller note by an amount not to exceed $397,000.

As of May 1, 2005, the Company acquired 100% of the outstanding capital stock of Capcoil Tubing Services, Inc. ("Capcoil") for $2.7 million, 168,161 shares of the Company's common stock and the payment or assumption of approximately $1.3 million of debt. Capcoil, located in Kilgore, Texas, is engaged in downhole well servicing by providing coil tubing services to enhance production from existing wells. Capcoil had revenues of $5.8 million for the year ended December 31, 2004.

On May 2, 2005, the Company amended its December 7, 2004 credit agreement with its lender to obtain its consent to the Capcoil acquisition, include Capcoil as a party to the credit agreement and increase the availability under the $10.0 million revolving line of credit and the $6.0 million capital expenditure line of credit based on the receivables and other assets of Capcoil.

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

OVERVIEW OF OUR BUSINESS

We provide services and equipment to the oil and gas drilling industry. Our customers are principally small independent and major oil and gas producers engaged in the exploration and development of oil and gas wells. Our operations are conducted principally in the Texas Gulf Coast, offshore in the United States Gulf of Mexico, West Texas, and the Rocky Mountain regions of New Mexico, Colorado and Oklahoma. We also operate in Mexico through a Mexican partner.

We provide casing and tubing handling services and drilling services, which includes our directional drilling services segment and compressed air drilling services segment. Our casing and tubing services segment supplies specialized equipment and trained operators to install casing and tubing, change out drill pipe and retrieve production tubing for both onshore and offshore drilling and workover operations. Our directional drilling operations provide directional, horizontal and "measure while drilling" services to oil and gas companies operating both onshore and offshore in Texas, Louisiana and Oklahoma. Our compressed air drilling segment provides compressed air and related products and services for the air drilling, workover, completion, and transmission segments of the oil, gas and geothermal industries. As a result of three acquisitions completed in September and December of 2004, and on April 1, 2005, we are also engaged in providing oilfield rental tools, principally renting spiral drill pipe and other specialty tools to oil and gas operators and providing downhole production services. Our production services business provides techniques, chemical processes and related services to increase production from existing wells. The operations from the rental tools and production services have been aggregated into the Other Services segment. We plan to broaden the geographic regions in which we operate and to expand the types of services and equipment we provide to the oil and gas industry.

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

Our operating expenses represent all direct and indirect costs associated with the operation and maintenance of our equipment. The principal elements of these costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, fuel and depreciation. Operating expenses do not necessarily fluctuate in proportion to changes in revenues because we have a fixed base of inventory of equipment and facilities to support our operations, and we may also seek to preserve labor continuity to market our services and maintain our equipment.

RESTATEMENT

In connection with the formation of AirComp in 2003, the Company and M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SEC Staff Accounting Bulletin ("SAB") No. 51 "Accounting for Sales of Stock by a Subsidiary". Consequently, we have restated our financial statements for the year ended December 31, 2003 and for the first three quarters of 2004. See Note 2 to the Consolidated Financial Statements.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Our revenues for the three months ended March 31, 2005 were $19.3 million, an increase of 98.9% compared to $9.7 million for the three months ended March 31, 2004. Revenues increased for all of our business segments due to increased demand for our services due to the general increase in oil and gas industry activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel and the opening of new operations offices, which increased our capacity and market presence. Additionally, our compressed air drilling services division revenues increased in the 2005 period compared to the 2004 period due to the acquisition of Diamond Air and Marquis Bit (collectively "Diamond Air") on November 1, 2004 and improved pricing in West Texas.

Revenues increased at our casing and tubing services segment due to increased revenues from Mexico, improved market conditions and improved market penetration for our services in South Texas and the addition of operating personnel which broadened our capabilities. Also contributing to increased revenues was the acquisition of Safco Oilfield Products, Inc. ("Safco"), our rental tools subsidiary, as of September 1, and the acquisition of Downhole Injection Systems, LLC. ("Downhole"), our production services subsidiary, as of December 1, 2004.

Our gross profit for the quarter ended March 31, 2005 increased 167.7% to $5.6 million, or 29.1% of revenues, compared to $2.1 million, or 21.6%, of revenues for the three months ended March 31, 2004, due to increased revenues and improved pricing in the directional drilling services segment, increased revenues at our compressed air drilling services segment, including the acquisition of Diamond Air, increased revenues from Mexico and improved market conditions for our domestic casing and tubing segment. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.

Depreciation expense was $914,000 for the first quarter of 2005 compared to $619,000 for the first quarter of 2004 due to the increase in our assets resulting from our capital expenditures and the acquisitions completed in 2004.

General and administrative expense was $3.4 million in the first quarter of 2005 period compared to $1.1 million for the first quarter of 2004. General and administrative expense increased in the 2005 quarter due to the additional expenses associated with the acquisitions completed in the second half of 2004, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased legal, accounting fees and other expenses related to our financing and acquisition activities, including the filing of an S-1 registration statement, increased consulting fees in connection with our internal controls and corporate governance process, and increased corporate accounting and administrative staff. General and administrative expenses include $394,000 of amortization expense in the first quarter of 2005 compared to $219,000 in the first quarter of 2004. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs. As a percentage of revenues, general and administrative expenses were 17.6% in the 2005 quarter and 11.3% in the 2004 quarter.

Income from operations for the three months ended March 31, 2005 totaled $2.2 million, a 120.0% increase over the $1.0 million in income from operations for the three months ended March 31, 2004, reflecting the increase in our revenues and gross profit, offset in part by increased in general and administrative expenses.

Our interest expense was $521,000 in the first quarter of 2005, compared to $569,000 for the first quarter of 2004. Interest expense decreased in the 2005 quarter due to the prepayment, in December 2004, of our 12% $2.4 million subordinated note. Interest expense in the 2004 quarter includes $216,000 in connection with the acceleration, in 2003, of the amortization of a put obligation related to subordinated debt at Mountain Compressed Air. The subordinated debt including accrued interest was paid off in connection with the formation of AirComp in 2003.

Minority interest in income of subsidiaries for the 2005 quarter was $144,000 compared to $73,000 for the 2004 quarter due to the increase in profitability at AirComp, including the acquisition of Diamond Air as of November 1, 2004. The increase in net income at AirComp was offset in part by the elimination of minority interest in Jens', which was 19%-owned by director Jens Mortensen until September 30, 2004.

We had net income attributed to common stockholders of $1.6 million for the first quarter of 2005, an increase of 308.1%, compared to net income attributed to common stockholders of $384,000 for the first quarter of 2004. The net income attributed to common stockholders in the 2004 period is after $88,000 in preferred stock dividends.

The following table compares revenues and income from operations for each of our business segments for the quarters ended March 31, 2005 and March 31, 2004. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

                                              Revenues                Income (Loss) from Operations
                                    -----------------------------    -------------------------------
                                     2005       2004      Change       2005       2004       Change
                                    -------    -------    -------    -------     -------     -------
                                                            (in thousands)
Casing and tubing services          $ 3,560    $ 1,939    $ 1,621    $ 1,327     $   442     $   885
Directional drilling services         9,901      5,253      4,648      1,878         662       1,216
Compressed air drilling services      4,181      2,469      1,712        527         255         272
Other services                        1,692         --      1,692       (119)         --        (119)
General corporate                        --         --         --     (1,366)       (329)     (1,037
                                    -------    -------    -------    -------     -------     -------
Total                               $19,334    $ 9,661    $ 9,673    $ 2,247     $ 1,030     $ 1,217
                                    =======    =======    =======    =======     =======     =======


CASING AND TUBING SERVICES SEGMENT

Revenues for the quarter ended March 31, 2005 for the casing and tubing services segment were $3.6 million, an increase of 89.5% from the $1.9 million in revenues for the quarter ended March 31, 2004. Revenues from domestic operations increased to $1.9 million in the 2005 period from $917,000 in the 2004 period as a result of improved market conditions for our services in South Texas and the addition of personnel which improved our capabilities and our offering of services. Revenues from Mexican operations increased to $1.6 million in the 2005 first quarter from $1.0 million in the 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations increased by 225.0% to $1.3 million in the first quarter of 2005 from $442,000 in the first quarter of 2004. The increase in this segment's operating income is due increased revenues both domestically and in our Mexico operations.

DIRECTIONAL DRILLING SERVICES SEGMENT

Revenues for the first quarter ended March 31, 2005 for our directional drilling services segment were $9.9 million, an increase of 86.7% from the $5.3 million in revenues for the first quarter ended March 31, 2004. Income from operations increased 171.4% to $1.9 million for the first quarter of 2005 from $662,000 for the comparable 2004 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, the establishment of new operations in West Texas and Oklahoma, and the addition of operations and sales personnel which increased our capacity and market presence. Our increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues, improved pricing for our services and cost savings as a result of purchases, in late 2003 and in 2004, of most of the down-hole motors used in directional drilling. Previously we had leased these motors.

COMPRESSED AIR DRILLING SERVICES SEGMENT

Our compressed air drilling revenues were $4.2 million for the three months ended March 31, 2005, an increase of 68.0% compared to $2.5 million in revenues for the three months ended March 31, 2004. Income from operations increased to $527,000 in the 2005 period compared to income from operations of $255,000 in the 2004 period. Our compressed air drilling revenues and operating income for the 2005 year increased compared to the prior year due in part to the acquisition of Diamond Air as of November 1, 2004.

OTHER SERVICES SEGMENT

Revenues for this segment consist of Safco's rental tool business, acquired September 1, 2004, and Downhole's production services acquired December 1, 2004, the effective date of their respective acquisitions. Revenues for this segment were $1.7 million with a loss from operations of $119,000. It is our plan to grow in these businesses thereby improving profitability as we increase our market presence and our critical mass.

LIQUIDITY AND CAPITAL RESOURCES

Our on-going capital requirements arise primarily from our need to service our debt and retire redeemable securities, to complete acquisitions and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are borrowings under our revolving lines of credit, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $6.0 million at March 31, 2005 compared to $7.3 million at December 31, 2004.

OPERATING ACTIVITIES

In the quarter ended March 31, 2005, we used $822,000 in cash from operating activities compared to $1.6 million in cash generated from operating activities for the same period in 2004. Net income attributed to common shareholders for the quarter ended March 31, 2005 increased to $1.6 million, compared to $384,000 in the 2004 period. Revenues and income from operations increased in the first quarter of 2005 due to increased demand for our services due to the general increase in oil and gas drilling activity, both domestically and in Mexico, the addition of operations and marketing personnel which increased our market presence and capabilities and the acquisitions completed in the second half of 2004. Non-cash additions to net income totaled $1.5 million in the first quarter of 2005 consisting of $1.3 million of depreciation and amortization and $144,000 of minority interest in the income of AirComp. Non-cash additions to net income in the first quarter of 2004 totaled $984,000, consisting of depreciation and amortization expense of $836,000, minority interest of $73,000 and amortization of discount on debt of $75,000.

During the three months ended March 31, 2005, changes in working capital used $3.8 million in cash compared to the three months ended March 31, 2004 when changes in working capital provided $166,000 in cash, principally due, in the 2005 period, to an increase of $3.4 million in accounts receivable, an increase of $515,000 in other assets, and an increase in accrued salaries and payroll of $185,000, offset in part by a decrease of $92,000 in accrued expenses. Accounts receivable increased by $3.4 million at March 31, 2005 due to the increase in our revenues in the first quarter of 2005. Other assets increased $515,000 due primarily to an increase in prepaid insurance related to insurance premium deposits required for our policies that went into affect April 1, 2005.

During the three months ended March 31, 2004, changes in working capital provided $166,000 in cash, principally due to a decrease in accounts receivables and other current assets of $489,000, an increase in accounts payable of $350,000 and accrued interest of $89,000, offset in part by a decrease in accrued expenses of $595,000, and a decrease in accrued salaries, benefits, payroll taxes and other long-term liabilities of $167,000. Accounts receivables decreased as of March 31, 2004 compared to December 31, 2003 due to improved collection of past due receivables. Accounts payable increased at March 31, 2004 compared to December 31, 2003 due to increased operational expenses. The decrease in accrued expenses at March 31, 2004 was due to a decrease in accrued operating expenses of $391,000, a decrease in accrued professional fees of $37,000, and a decrease in accrued restructuring costs of $167,000. Accrued restructuring costs included amounts due to certain former employees. .

INVESTING ACTIVITIES

During the quarter ended March 31, 2005, we used $2.7 million in investing activities, consisting of principally of the purchase of equipment of $1.6 million for casing equipment, approximately $263,000 for the purchase of downhole motors and approximately $779,000 for new compressed air drilling equipment. During the quarter ended March 31, 2004, we used $1.4 million in investing activities, consisting of the purchases of equipment of $379,000 in casing equipment, approximately $705,000, for the purchase of downhole motors and $326,000 for repairs related to compressed air equipment.

FINANCING ACTIVITIES

During the three months ended March 31, 2005, financing activities provided a net of $2.2 million in cash. We received $2.4 million, net, in borrowings under long-term debt facilities and paid $178,000 in debt issuance costs. During the three months ended March 31, 2004 financing activities used $1.0 million in cash consisting of $944,000 for the repayment of long-term debt and $75,000 for debt issuance costs.

We have several bank credit facilities and other debt instruments at Allis-Chalmers and at our principal operating subsidiaries, all of which are consolidated in our financial statements. The agreement governing these credit facilities contains customary events of default and financial covenants. It also limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. At March 31, 2005, we had $32.9 million in outstanding indebtedness, of which $28.8 million was long-term debt and $4.1 million was the current portion of long-term debt.

We have a credit agreement dated December 7, 2004 governing three credit facilities entered into by Allis-Chalmers, Jens', Strata and Safco, and is guaranteed by our MCA and OilQuip subsidiaries. The credit facilities consist of:

         o A $10.0 million revolving line of credit. Borrowings are subject to a borrowing base calculated as 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $5.0 million as of March 31, 2005.

         o A term loan with a principal balance at March 31, 2005 of $5.7 million payable in monthly payments of principal of $105,583 per month. We are also required to prepay this term loan by an amount equal to 20% of the accounts receivables collections from Matyep in Mexico.

         o A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility are payable monthly over four years beginning January 2006. Availability of this capital expenditure term loan facility is subject to security acceptable to the lender in the form of equipment or other acquired collateral. Outstanding borrowings under this line of credit were $793,000 as of March 31, 2005.

Our credit facilities mature on December 31, 2008 and are secured by liens on substantially all our assets. The interest rate payable on borrowings fluctuates based on the prime rate. The average interest rate was 6.81% as of March 31, 2005. We pay a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.

Our Jens' subsidiary has a subordinated note in the amount of $4.0 million payable to Jens Mortensen, who sold Jens' to us and is one of our directors. The note accrues interest at 7.5% per annum and provides for quarterly interest payments. The principal and interest are due on January 31, 2006. In connection with the purchase of Jens', we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of March 31, 2005, the balance due was approximately $453,000, including $247,000 classified as current portion of long-term debt.

Jens' also has several small equipment financings and a real estate loan which in the aggregate total $778,000 as of March 31, 2005. First, Jens' has two bank term loans aggregating $ 223,000 which accrue interest at an adjustable rate based on the prime rate (7.25% at March 31, 2005) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $177,000, is September 17, 2006, while the second loan, with a balance of $48,000, matures January 12, 2007. Jens also has a five-year equipment financing term loan with a principal balance of $307,000 at March 31, 2005. The loan is payable in monthly installments of principal and interest equal to $6,449 per month through December 2009. Finally, Jens' has a real estate term loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate. The outstanding principal balance was $553,000 at March 31, 2005.

Strata, the Company's directional drilling subsidiary, entered into a short-term vendor financing agreement with a major supplier of downhole drill motors. The agreement consists of an extension of amounts due to the supplier for motor rentals, lease and repair costs. As of March 31, 2005, the outstanding balance was $1.2 million. Payment of interest is due monthly and principal payments of $582,000 are due in each of April 2005 and December 2005. The interest rate is fixed at 8.0%.

In connection with the purchase of Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make yearly payments of $50,000 through September 30, 2007. As of March 31, 2005, the balance due was $150,000.

Downhole has notes payable to two former shareholders totaling $22,000. Downhole also has a vehicle installment note. The note is payable over 10 months at $1,137 per month without interest. At March 31, 2005, the balance due was $11,371.

AirComp has the following credit facilities:

         o A $3.5 million bank line of credit of which $1.6 million was outstanding at March 31, 2005. Interest accrues at an adjustable rate based on the prime rate. The average interest rate was 7.66% as of March 31, 2005. We pay a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit are subject to a borrowing base consisting of 80% of eligible accounts receivable.

         o A term loan with a remaining principal balance of $6.5 million which accrues interest at an adjustable rate based on either the London Interbank Offered Rate ("LIBOR") or the prime rate. The average interest rate was 6.41% as of March 31, 2005. Principal payments of $286,000 are due quarterly, plus interest, with a final maturity date of June 27, 2007.

         o A "delayed draw" term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrues at an adjustable, adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. The outstanding principal balance was $670,000 as of March 31, 2005.

The AirComp credit facilities are secured by liens on substantially all of AirComp's assets. Allis-Chalmers and Mountain Compressed Air guarantee 55% of the obligations of AirComp under these facilities.

AirComp also has a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party has the right to cause AirComp to sell its assets (or the other party may buy out such party's interest), and in such event this note (including accrued interest) is due and payable. The note is also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At March 31, 2005, $441,000 of interest was included in accrued interest. We are not liable for the obligations of AirComp under this note.

In 2000 the Company compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes accrued interest at the rate of 5.0% per annum. The notes matured on March 31, 2005, and the Company is in the process of locating and paying the holders of these notes. As of March 31, 2005, the notes totaling $96,300, including accrued interest remained outstanding.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million which accrued interest at 5.75% per annum. This note was reduced to $1.5 million in 2003 as a result of the settlement of a legal action against the sellers. In March 2005, we reached an agreement with the seller's to settle subsequent legal action by agreeing to pay $1.0 million in cash on April 1, 2005, and to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in extinguishment of all amounts due under the promissory note and all other claims. Mountain Air has a term loan in the amount of $185,000 at March 31, 2005 with an interest rate of 5.0%. Principal and interest payments of $5,039 are due on the last day of each month. The final maturity date is June 30, 2008.

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

We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.

We have identified capital expenditure projects that will require up to approximately $6.0 million for the remainder of 2005, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.

We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. We expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers' expenditures for oil and gas exploration and development, and industry perceptions and expectations of future oil and gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing in excess of our current working capital and amounts available under credit facilities. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.

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

On April 4, 2005, we amended our December 7, 2004 credit agreement to extend the final maturity of our credit facilities for one year to December 31, 2008, include our Delta and Downhole subsidiaries as parties to our credit facilities, and provide for increased availability under our $10.0 million revolving line of credit and our $6.0 million acquisition line of credit based on the receivables and assets of Delta and Downhole.

Additionally, the amendment documented the lender's consent to the $1.5 million settlement with the former owners of Mountain Air Drilling Service described above and the prepayment of the $4.0 million Jens' subordinated seller note by an amount not to exceed $397,000.

As of May 1, 2005, the Company acquired 100% of the outstanding capital stock of Capcoil Tubing Services, Inc. ("Capcoil") for $2.7 million, 168,161 shares of the Company's common stock and the payment or assumption of approximately $1.3 million of debt. Capcoil, located in Kilgore, Texas, is engaged in downhole well servicing by providing coil tubing services to enhance production from existing wells. Capcoil had revenues of $5.8 million for the year ended December 31, 2004.

On May 2, 2005, the Company amended its December 7, 2004 credit agreement with its lender to obtain its consent to the Capcoil acquisition, to include Capcoil as a party to the credit agreement and increase the availability under the $10.0 million revolving line of credit and the $6.0 million capital expenditure line of credit based on the receivables and other assets of Capcoil.

CRITICAL ACCOUNTING POLICIES

Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of the policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange risks.

         INTEREST RATE RISK.

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt.

At March 31, 2005, we were exposed to interest rate fluctuations on approximately $20.9 million of notes payable and bank credit facility borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $209,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of March 31, 2005, we had $6.0 million invested in short-term investments.

         FOREIGN CURRENCY EXCHANGE RATE RISK.

We conduct business in Mexico through our Mexican partner, Matyep. This business exposes us to foreign exchange risk. To control this risk, we provide for payment in U.S. dollars. However, we have historically provided our partner a discount upon payment equal to 50% of any loss suffered by our partner as a result of devaluation of the Mexican peso between the date of invoicing and the date of payment. To date, such payment have not been material in amount.

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
                                     26

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

At December 31, 2004, Mountain Compressed Air, Inc. was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Compressed Air, Inc. acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the note), on the basis that Mountain Compressed Air failed to provide financial statements required by the note. The Company raised several defenses to the plaintiff's claim. In March 2005, the Company reached an agreement with the plaintiff to settle the action and agreed to pay to the plaintiff $1.0 million in cash, and to pay to the plaintiff an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all amounts due under the promissory note and all other claims. The $1.0 million cash payment was made on April 1, 2005.

The Company is involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, the Company believes that the likelihood of material loss relating to any such legal proceeding is remote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the Exhibit Index located at Page 29 of this Quarterly Report are filed as part of this Form 10-Q.

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


                                        ALLIS-CHALMERS ENERGY INC.
                                        --------------------------
                                               (REGISTRANT)

                                        /S/ MUNAWAR H. HIDAYATALLAH
                                        ----------------------------------------
                                        MUNAWAR H. HIDAYATALLAH
                                        CHIEF EXECUTIVE OFFICER AND CHAIRMAN

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