Form 10-Q
period 2005-06-30
Allis Chalmers Energy Inc.
filed 2005-08-05
CIK 3982

UNITED STATE SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 1-2199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-0126090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5075 WESTHEIMER, SUITE 890, HOUSTON, TEXAS 77056
(Address of principal executive offices) (Zip code)
(713) 369-0550
Registrant’s telephone number, including area code
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Security:	Name of Exchange:
Common Stock, par value $0.01 per share	American Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 3, 2005 there were 14,022,800 shares of common stock outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2005

PART I

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$2,693	$7,344
Trade receivables, net	18,001	12,986
Inventory	3,901	2,373
Lease receivable, current	180	180
Prepaid expenses and other	1,650	1,495

Total current assets	26,425	24,378

Property and equipment, net	49,585	37,679
Goodwill	11,892	11,776
Other intangible assets, net	6,175	5,057
Debt issuance costs, net	671	685
Lease receivable, less current portion	432	558
Other assets	119	59

Total assets	$95,299	$80,192

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$3,952	$5,541
Trade accounts payable	6,907	5,694
Accrued salaries, benefits and payroll taxes	834	615
Accrued interest	509	470
Accrued expenses	2,815	1,852
Accounts payable, related parties	75	740

Total current liabilities	15,092	14,912

Accrued postretirement benefit obligations	661	687
Long-term debt, net of current maturities	33,938	24,932
Other long-term liabilities	502	129

Total liabilities	50,193	40,660

Commitments and contingencies
Minority interests	4,911	4,423
Stockholders’ Equity
Common stock, $0.01 par value (20,000,000 shares authorized; 14,022,800 and 13,611,525 issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	140	136
Capital in excess of par value	42,077	40,331
Accumulated deficit	(2,022)	(5,358)

Total stockholders’ equity	40,195	35,109

Total liabilities and stockholders’ equity	$95,299	$80,192

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Revenues	$23,588	$11,422	$42,922	$21,083
Cost of revenues
Direct costs	15,691	7,833	28,476	14,742
Depreciation	1,092	586	2,006	1,205

Total cost of revenues	16,783	8,419	30,482	15,947

Gross margin	6,805	3,003	12,440	5,136

General and administrative	3,465	1,670	6,459	2,554
Amortization	426	183	820	402

Income from operations	2,914	1,150	5,161	2,180

Other income (expense):
Interest	(645)	(499)	(1,166)	(1,068)
Other	10	18	158	205

Total other income (expense)	(635)	(481)	(1,008)	(863)

Net income before minority interest and income taxes	2,279	669	4,153	1,317

Minority interest in income of subsidiaries	(344)	(139)	(488)	(212)
Provision for foreign taxes	(166)	(117)	(329)	(220)

Net income	1,769	413	3,336	885

Preferred stock dividend	—	(36)	—	(124)

Net income attributed to common shareholders	$1,769	$377	$3,336	$761

Net income per common share:
Basic	$0.13	$0.06	$0.24	$0.15
Diluted	$0.12	$0.05	$0.22	$0.13

Weighted average shares outstanding:
Basic	13,967	6,256	13,800	5,091
Diluted	15,103	7,619	14,900	6,907
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
		(Restated)
Cash Flows from Operating Activities:
Net income	$3,336	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,006	1,205
Amortization	820	402
Amortization of note discount	6	109
Minority interest in income of subsidiaries	488	212
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(3,024)	(1,482)
(Increase) in other current assets	(889)	(236)
Decrease (increase) in other assets	(375)	84
Increase in accounts payable	610	258
Increase in accrued interest	35	60
(Decrease) in accrued expenses	(296)	(429)
(Decrease) increase in accrued salaries, benefits and payroll taxes	172	(185)
(Decrease) in other long-term liabilities	—	(141)

Net Cash Provided By Operating Activities	2,889	742

Cash Flows from Investing Activities:
Acquisition of Delta, net of cash received	(4,481)	—
Acquisition of Capcoil, net of cash received	(2,607)	—
Purchase of equipment	(5,463)	(1,879)

Net Cash Used In Investing Activities	(12,551)	(1,879)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	—	1,865
Proceeds from long-term debt, net	5,210	—
Repayments on long-term debt	—	(1,331)
Debt issuance costs	(199)	(211)

Net Cash Provided By Financing Activities	5,011	323

Net change in cash	(4,651)	(814)

Cash and cash equivalents at beginning of year	7,344	1,299

Cash and cash equivalents at end of period	$2,693	$485

Supplemental information:
Interest paid	$1,166	$1,068
Foreign taxes paid	$329	$220
Non-cash investing and financing transactions in connection with the acquisitions of Delta and Capcoil:
Fair value of net assets acquired	$(8,449)	$—
Goodwill and other intangibles	(1,515)	—
Value of common stock issued	1,750	—
Notes payable to Sellers of Delta	350	—
Debt assumed at closing	776	—

Net cash paid to acquire subsidiaries	$(7,088)	$—

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We provide services and equipment to oil and gas exploration and development companies, principally in Texas, Louisiana, New Mexico, Colorado, Oklahoma, offshore in the United States Gulf of Mexico, and offshore and onshore in Mexico. We currently operate in five sectors of the oilfield service industry: directional and horizontal drilling; casing and tubing; compressed air drilling; production services; and rental tools.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service. The price we charge for our services depends upon several factors, including the level of oil and gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment and general reputation and experience of our personnel. The principal operating costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, fuel, depreciation and general and administrative expenses.
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
Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform with the current period presentation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and valuation allowances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.
In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-1, Application of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004. The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS No. 123R are effective for financial statements for annual or interim periods beginning after December 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt SFAS No. 123R on January 1, 2006. Our future cash flows will not be impacted by the adoption of this standard.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is effective for us beginning on December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.
NOTE 2 — ACQUISITIONS
On April 1, 2005, we acquired 100% of the outstanding stock of Delta Rental Service, Inc. for $4.6 million in cash, 223,114 shares of our common stock and two promissory notes totaling $350,000. The purchase price was allocated to fixed assets and inventory. Delta, located in Lafayette, Louisiana, is a rental tool company providing specialty rental items to the oil and gas industry such as spiral heavy weight drill pipe, test plugs used to test blow-out preventors, well head retrieval tools, spacer spools and assorted handling tools. For the year ended December 31, 2004, Delta had revenues of $3.3 million.
On May 1, 2005, we acquired 100% of the outstanding capital stock of Capcoil Tubing Services, Inc. for $2.7 million in cash, 168,161 shares of our common stock and the payment or assumption of approximately $1.3 million of debt. Capcoil, located in Kilgore, Texas, is engaged in downhole well servicing by providing coil tubing services to enhance production from existing wells. Capcoil had revenues of $5.8 million for the year ended December 31, 2004. Goodwill of $117,000 and other identifiable intangible assets of $1.4 million were recorded in connection with the acquisition.
The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired entities since the date of acquisition are included in our consolidated condensed income statement. The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Delta and Capcoil on our results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented (in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$24,215	$16,744	$45,904	$31,019
Operating income	2,273	1,897	5,147	3,401
Net income	1,359	1,161	3,478	1,733

Net income per common share:
Basic	$0.10	$0.17	$0.25	$0.32
Diluted	$0.09	$0.15	$0.23	$0.25
NOTE 3 — STOCK-BASED COMPENSATION
We account for our stock-based compensation using Accounting Principle Board Opinion No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation. We also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to employees and directors. Accordingly, no compensation cost has been recognized under APB No. 25.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — STOCK-BASED COMPENSATION (Continued)
Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$1,769	$377	$3,336	$761
Less: stock based employee compensation expense determined under fair value based method for all awards, net of tax	(836)	—	(1,505)	—

Pro forma net income	$933	$377	$1,831	$761

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net income per common share:
As reported	$0.13	$0.06	$0.24	$0.15
Pro forma	$0.07	$0.06	$0.13	$0.15

Diluted net income per common share:
As reported	$0.12	$0.05	$0.22	$0.13
Pro forma	$0.06	$0.05	$0.12	$0.13
Options were granted in 2005. The following assumptions were applied in determining the pro forma compensation costs:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Expected dividend yield	—	—
Expected price volatility	89.91%	98.65%
Risk-free interest rate	6.25%	6.63%
Expected life of options	7 years	7 years
Weighted average fair value of options granted at market value	$4.01	$3.12
NOTE 4 — INCOME PER COMMON SHARE
We compute income per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. For periods through April 12, 2004, preferred dividends are deducted from net income and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted earnings per share.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — INCOME PER COMMON SHARE (Continued)
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Numerator:
Net income available for common stockholders	$1,769	$377	$3,336	$761

Plus income impact of assumed conversions:
Preferred stock dividends	—	36	—	124

Net income applicable to common stockholders plus assumed conversions	$1,769	$413	$3,336	$885

Denominator:
Basic earnings per share — weighted average shares outstanding	13,967	6,256	13,800	5,091

Effect of potentially dilutive common shares:
Convertible preferred stock and employee and director stock options	1,136	1,363	1,100	1,816

Diluted earnings per share — weighted average shares outstanding and assumed conversions	15,103	7,619	14,900	6,907

Net income per share — basic	$0.13	$0.06	$0.24	$0.15

Net income per share — diluted	$0.12	$0.05	$0.22	$0.13

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $11.9 million at June 30, 2005 and $11.8 million at December 31, 2004. Based on impairment testing performed during 2004 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three months and six months ended June 30, 2005 were $485,000 and $651,000, respectively, compared to $104,000 and $236,000, respectively for the same periods last year. At June 30, 2005, net intangible assets totaled $6.2 million, net of $2.1 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT
Earning Per Share.
We understated diluted earnings per share due to an incorrect calculation of our weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from an improper application of SFAS No. 128. Based on the proper allocation of SFAS No. 128, weighted average diluted shares outstanding was 7,619,000 and 6,907,000 for the three and six months ended June 30, 2004, respectively, compared to the previously reported weighted average diluted shares outstanding of 10,237,000 and 8,394,000, respectively. The effect is to increase weighted average diluted earnings per share to $0.05 and $0.13 for the three and six months ended June 30, 2004, respectively, compared to $0.04 and $0.09 previously reported, respectively. Based on the proper application of SFAS No. 128, for the three months ended March 31, 2005, weighted average diluted shares outstanding was 14,695,000 compared to the previously reported weighted average diluted shares outstanding of 17,789,000. The effect is to increase diluted earnings per share to $0.11 compared to $0.09 previously reported.
AirComp Acquisition.
In connection with the formation of AirComp LLC (“AirComp”) in 2003, we, along with M-I L.L.C. (“M-I”) contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture. However in February 2005, we determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, Business Combinations and recorded the sale of an interest in a subsidiary, in accordance with SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. Consequently, we restated our financial statements for the quarter ended September 30, 2003, for the year ended December 31, 2003 and for the three quarters ended September 30, 2004, to reflect the following adjustments:
Increase in Book Value of Fixed Assets.
Under joint venture accounting, we originally recorded the value of the assets contributed by M-I to AirComp at M-I’s historical cost of $6.9 million. Under purchase accounting, we increased the recorded value of the assets contributed by M-I by approximately $3.3 million to $10.3 million to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, we established negative goodwill which reduced fixed assets in the amount of $1.6 million. The negative goodwill was amortized by us over the lives of the related fixed assets. Under purchase accounting, we increased fixed assets by $1.6 million to reverse the negative goodwill previously recorded and reversed amortization expenses recorded in 2004. As a result of the increase in fixed assets and the reversal of amortization of negative goodwill, depreciation expense increased by $218,000 for the six months ended June 30, 2004 and the year ended December 31, 2003. Therefore, fixed assets were increased by a total of $4.6 million at June 30, 2004.
Increase in Minority Interest and Capital in Excess of Par Value.
Under purchase accounting, minority interest was increased by $1.5 million, which was partially offset by minority interest expense of $44,000 for both the six months ended June 30, 2004 and the year ended December 31, 2003. Under purchase accounting, the capital in excess of par was increased by $955,000.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
A restated consolidated balance sheet at June 30, 2004, reflecting the above adjustments follows (in thousands):

	As
	Previously	At June 30, 2004	As
	Reported	Adjustments	Restated
Assets
Cash and cash equivalents	$485	$—	$485
Trade receivables, net	10,305	—	10,305
Lease receivable, current	180	—	180
Prepaid expenses and other	1,137	—	1,137

Total current assets	12,107	—	12,107

Property and equipment, net	27,234	4,571	31,805
Goodwill	7,661	—	7,661
Other intangible assets, net	2,054	—	2,054
Debt issuance costs, net	612	—	612
Lease receivable, less current portion	664	—	664
Deferred offering costs	2,650	—	2,650
Other	79	—	79

Total Assets	$53,061	$4,571	$57,632

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$4,848	$—	$4,848
Trade accounts payable	3,391	—	3,391
Accrued salaries, benefits and payroll taxes	677	—	677
Accrued interest	212	—	212
Accrued expenses	1,332	—	1,332
Accounts payable, related parties	541	—	541

Total current liabilities	11,001	—	11,001

Accrued postretirement benefit obligations	520	—	520
Long-term debt, net of current maturities	26,163	—	26,163
Other long-term liabilities	129	—	129
Redeemable warrants	1,500	—	1,500

Total Liabilities	39,313	—	39,313

Commitments and contingencies

Minority interests	2,782	1,411	4,193

Stockholders’ Equity
Common stock	63	—	63
Capital in excess of par value	18,593	955	19,548
Accumulated (deficit)	(7,690)	2,205	(5,485)

Total Stockholders’ Equity	10,966	3,160	14,126

Total Liabilities and Stockholders’ Equity	$53,061	$4,571	$57,632

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
Increase in Net Income.
As a result of the increase in fixed assets, depreciation expense was increased for the three months ended June 30, 2004 by $49,000. As a result of the reversal of amortization of negative goodwill, depreciation expense for the three months was increased by $30,000. These items, along with a decrease in minority interest expense of $22,000 for the three months ended June 30, 2004, resulted in a reduction in net income attributable to common stockholders of $57,000 for the three months ended June 30, 2004.
A restated consolidated income statement reflecting the above adjustments follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated

Revenue	$11,422	$—	$11,422

Cost of revenues	8,340	79	8,419

Gross margin	3,082	(79)	3,003

General and administrative expense	1,853	—	1,853

Income (loss) from operations	1,229	(79)	1,150

Other income (expense):
Interest	(499)	—	(499)
Minority interests in income of subsidiaries	(161)	22	(139)
Other	18	—	18

Total other income (expense)	(642)	22	(620)

Net income (loss) before income taxes	587	(57)	530

Provision for foreign income tax	(117)	—	(117)

Net income (loss)	470	(57)	413

Preferred stock dividend	(36)	—	(36)

Net income (loss) attributed to common stockholders	$434	$(57)	$377

Net income per common share — basic	$0.07	$(0.01)	$0.06

Net income per common share — diluted	$0.04	$—	$0.04

Weighted average number of common shares outstanding:
Basic	6,253	—	6,253

Diluted	10,237	—	10,237

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
Increase in Net Income.
As a result of the increase in fixed assets, depreciation expense was increased for the six months ended June 30, 2004 by $98,000. As a result of the reversal of amortization of negative goodwill, depreciation expense for the six months was increased by $120,000. These items, along with a decrease in minority interest expense of $44,000 for the six months ended June 30, 2004, resulted in a reduction in net income attributable to common stockholders of $174,000 for the six months ended June 30, 2004.
A restated consolidated income statement reflecting the above adjustments follows (in thousands, except per share amounts):

	Six Months Ended June 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Revenue	$21,083	$—	$21,083

Cost of revenues	15,729	218	15,947

Gross margin	5,354	(218)	5,136

General and administrative expense	2,956	—	2,956

Income (loss) from operations	2,398	(218)	2,180

Other income (expense):
Interest	(1,068)	—	(1,068)
Minority interests in income of subsidiaries	(256)	44	(212)
Other	205	—	205

Total other income (expense)	(1,119)	44	(1,075)

Net income (loss) before income taxes	1,279	(174)	1,105

Provision for foreign income tax	(220)	—	(220)

Net income (loss)	1,059	(174)	885

Preferred stock dividend	(124)	—	(124)

Net income (loss) attributed to common stockholders	$935	$(174)	$761

Net income per common share — basic	$0.18	$(0.03)	$0.15

Net income per common share — diluted	$0.11	$(0.02)	$0.19

Weighted average number of common shares outstanding:
Basic	5,077	—	5,077

Diluted	8,394	—	8,394

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
A restated consolidated statement of cash flows reflecting the adjustments follows (in thousands):

	Six Months Ended June 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net income (loss)	$1,059	$(174)	$885
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,389	218	1,607
Fair value of warrant issued to consultant	14	—	14
Amortization of discount on debt	109	—	109
Minority interest in income of subsidiaries	256	(44)	212
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,482)	—	(1,482)
(Increase) in other current assets	(250)	—	(250)
Decrease in other assets	84	—	84
Increase in accounts payable	258	—	258
Increase in accrued interest	60	—	60
(Decrease) in accrued expenses	(429)	—	(429)
(Decrease) in other long-term liabilities	(141)	—	(141)
(Decrease) in accrued employee benefits and payroll taxes	(185)	—	(185)

Net Cash Provided by Operating Activities	742	—	742

Cash Flows From Investing Activities:
Purchase of equipment	(1,879)	—	(1,879)
Proceeds from sale of equipment	—	—	—

Net Cash Used by Investing Activities	(1,879)	—	(1,879)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	1,865	—	1,865
Repayments of long-term debt	(1,331)	—	(1,331)
Debt issuance costs	(211)	—	(211)

Net Cash Provided by Financing Activities	323	—	323

Net decrease in cash and cash equivalents	(814)	—	(814)

Cash and cash equivalents at beginning of the year	1,299	—	1,299

Cash and cash equivalents at end of the period	$485	$—	$485

Supplemental information:
Interest paid	$1,068	$—	$1,068

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — INVENTORIES
Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Hammer bits
Finished goods	$660	$857
Work in process	495	385
Raw materials	375	151

Total hammer bits	1,530	1,393
Hammers	577	417
Chemicals	204	254
Coiled tubing and related inventory	1,193	309
Shop supplies and related inventory	397	—

Total inventory	$3,901	$2,373

NOTE 8 — DEBT
Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Debt of Allis-Chalmers Energy
Revolving line of credit	$6,875	$2,353
Bank term loan	5,064	6,335
Capital expenditure and acquisition line	6,000	—
Notes payable to former directors	96	402

Debt of Jens’ Oilfield Service, Inc.
Subordinated seller note	3,331	4,000
Note payable under non-compete agreement	391	514
Bank term loans	1,030	584

Debt of Strata Directional Technology, Inc.
Vendor financing	420	1,164

Debt of Safco Oil Field Products, Inc. and Delta
Note payable under non-compete agreement	150	150
Note payable to former owners of Delta	350	—

Debt of Downhole Injection Services, LLC and Capcoil
Vehicle and equipment installment notes	160	60
Note payable under non-compete agreements	330	—

Debt of Mountain Compressed Air Inc.
Term loan	172	198
Seller note	500	1,600

Debt of AirComp
Revolving line of credit	520	1,520
Bank term loan	6,203	6,775
Delayed draw term loan	1,480	—
Subordinated note payable to M-I	4,818	4,818

Total debt	37,890	30,473

Less: short-term debt and current maturities	3,952	5,541

Long-term debt obligations	$33,938	$24,932

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
Prior to July 11, 2005, we had a credit agreement dated December 7, 2004 that provided for the following credit facilities:
•	A $10.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $6.9 million as of June 30, 2005.

•	A term loan with a principal balance at June 30, 2005 of $5.1 million payable in monthly payments of principal of $105,583. We were also required to prepay this term loan by an amount equal to 20% of receipts from our largest customer in Mexico.

•	A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility were payable monthly over four years beginning in January 2006. Outstanding borrowings under this line of credit were $6.0 million as of June 30, 2005.
These credit facilities were to mature on December 31, 2008 and were secured by liens on substantially all of our assets. The agreement governing these credit facilities contained customary events of default and financial covenants. It also limited our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Interest accrued at an adjustable rate based on the prime rate. The interest rate was 7.0% as of June 30, 2005. We paid a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.
On July 11, 2005, we replaced our credit agreement described above with a new credit agreement (See Note 13 — Subsequent Events).
Our Jens subsidiary’ has a subordinated note with a balance of $3.3 million at June 30, 2005 payable to Jens Mortensen, who sold Jens’ to us and is one of our directors. The note accrues interest at a fixed rate of 7.5% and provides for quarterly interest payments. In July 2005, the maturity of the subordinated note was extended from January 2006 to October 2007 and we agreed to make a $300,000 principal pre-payment on August 31, 2005. In connection with the purchase of Jens’ in 2002, we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of June 30, 2005, the balance due was approximately $391,000, including $247,000 classified as short-term. The note is subordinated to the rights of our bank lenders.
Jens’ also has several small equipment financings and a real estate loan which in the aggregate total $1.0 million as of June 30, 2005. Jens’ has two bank term loans aggregating $185,000 which accrue interest at an adjustable rate based on the prime rate (8.25% at June 30, 2005) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $143,000, is September 17, 2006, while the second loan, with a balance of $44,000, matures January 12, 2007. Jens also has a five-year equipment loan with a principal balance of $293,000 at June 30, 2005. The loan is payable in monthly installments of principal and interest equal to $6,449 per month through December 2009. Finally, Jens’ has a real estate loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate. The outstanding principal balance was $552,000 at June 30, 2005.
Our Strata subsidiary entered into a short-term vendor financing agreement that provides extended payment terms for the purchase, lease and repair costs related to downhole drill motors. As of June 30, 2005, the outstanding balance was $420,000. Interest is payable monthly at a fixed rate of 8.0% and the principal is due in December 2005.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
In connection with the purchase of Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. As of June 30, 2005, the balance due was $150,000. In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bears interest at 2% and the principal and accrued interest is due on April 1, 2006. As of June 30, 2005, the balance was $350,000.
Our Downhole subsidiary has various vehicle installment notes totaling $160,000 at June 30, 2005. In connection with the purchase of our Capcoil subsidiary, we agreed to pay the sellers $500,000 in exchange for a non-compete agreement. As of June 30, 2005, the balance due was $330,000 and is payable in 3 annual installments of $110,000.
Prior to July 11, 2005, AirComp had the credit facilities described below. These credit facilities were repaid in connection with our acquisition of the minority interest in AirComp and the refinancing of our bank credit facilities described in Note 13 — Subsequent Events.
•	A $3.5 million bank line of credit of which $520,000 was outstanding at June 30, 2005. Interest accrued at an adjustable rate based on the prime rate. The average interest rate was 7.0% as of June 30, 2005. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of 80% of eligible accounts receivable.

•	A term loan with a principal balance of $6.2 million as of June 30, 2005 that accrued interest at an adjustable rate based on either LIBOR or the prime rate. The average interest rate was 8.25% as of June 30, 2005. Principal payments of $286,000 plus interest were due quarterly, with a final maturity date of June 27, 2007.

•	A “delayed draw” term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrued at an adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments were to commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. The outstanding principal balance was $1.5 million as of June 30, 2005.
The AirComp credit facilities were secured by liens on substantially all of AirComp’s assets. The agreement governing these credit facilities contained customary events of default and required that AirComp satisfy various financial covenants. It also limited AirComp’s ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. We guaranteed 55% of the obligations of AirComp under these facilities.
At June 30, 2005, AirComp also had a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party could elect to cause AirComp to sell its assets (or the other party could buy out the electing party’s interest), and in such event the note (including accrued interest) would have been due and payable. The note was also due and payable if M-I sold its interest in AirComp or upon a termination of AirComp. At June 30, 2005, $509,000 of interest was included in accrued interest. This note was assigned to us in connection with the purchase of M-I’s interest in AirComp in July 2005 (See Note 13 — Subsequent Events).
In 2000, we compensated directors, including current directors Nederlander and Toboroff, who served on our board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes accrued interest at the rate of 5.0% per annum and matured on March 31, 2005. As of June 30, 2005, notes totaling $96,300, including accrued interest, remained outstanding.
As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See Note 12 — Legal Matters). Mountain Air also has a term loan in the amount of $172,000 at June 30, 2005 accruing interest of 5.0% per annum. Principal and interest of $5,039 are payable monthly with a final maturity date of June 30, 2008.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
Our Chief Executive Officer and Chairman, Munawar H. Hidayatallah, was a personal guarantor of the Jens’ subordinated seller note. We have paid Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated $3,625 and $7,250 during the three and six months ended June 30, 2005, respectively. As of July 2005, Mr. Hidayatallah is no longer a guarantor of any of our debt.
NOTE 9 — STOCKHOLDERS’ EQUITY
As of January 1, 2005, we executed a business development agreement with CTTV Investments LLC, an affiliate of ChevronTexaco Inc., whereby we issued 20,000 shares of our common stock to CTTV and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon our subsidiaries receiving certain levels of revenues in 2005 from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole.
In connection with the Delta and Capcoil acquisitions (See Note 2 — Acquisitions), we issued 223,114 and 168,161 shares of our common stock, respectively.
NOTE 10- REVERSE STOCK SPLIT
We effected a reverse stock split on June 10, 2004. As a result of the reverse stock split, every five shares of our common stock were combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of our stockholders from 6,070 to approximately 2,140. All share and related amounts presented have been retroactively adjusted for the stock split.
NOTE 11- SEGMENT INFORMATION
At June 30, 2005, we had five operating segments including Directional Drilling Services (Strata), Casing and Tubing Services (Jens’), Compressed Air Drilling Services (AirComp), Production Services (Downhole and Capcoil) and Rental Tools (Safco and Delta). All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues
Directional drilling services	$10,934	$6,422	$20,835	$11,675
Casing and tubing services	3,933	2,447	7,493	4,386
Compressed air drilling services	4,866	2,553	9,047	5,022
Production services	2,289	—	3,607	—
Rental tools	1,566	—	1,940	—

	$23,588	$11,422	$42,922	$21,083

Operating Income (Loss):
Directional drilling services	$1,495	$727	$3,373	$1,389
Casing and tubing services	1,354	783	2,679	1,225
Compressed air drilling services	1,002	339	1,529	594
Production services	36	—	(2)	—
Rental tools	405	—	326	—
General corporate	(1,378)	(699)	(2,744)	(1,028)

	$2,914	$1,150	$5,161	$2,180

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — SEGMENT INFORMATION (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Depreciation and Amortization:
Directional drilling services	$207	$113	$357	$214
Casing and tubing services	468	356	908	717
Compressed air drilling services	422	275	870	626
Production services	189	—	325	—
Rental tools	176	—	265	—
General corporate	56	25	101	50

	$1,518	$769	$2,826	$1,607

Interest Expense:
Directional drilling services	$2	$67	$24	$142
Casing and tubing services	97	155	196	320
Compressed air drilling services	219	158	450	317
Production services	3	—	4	—
Rental tools	1	—	1	—
General corporate	323	119	491	289

	$645	$499	$1,166	$1,068

Capital Expenditures:
Directional drilling services	$937	$83	$1,200	$788
Casing and tubing services	217	46	1,857	425
Compressed air drilling services	1,147	338	1,926	664
Production services	253	—	290	—
Rental tools	7	—	7	—
General corporate	174	1	183	2

	$2,735	$468	$5,463	$1,879

		As of
	June 30,	December 31,
	2005	2004
Goodwill:
Directional drilling services	$4,168	$4,168
Casing and tubing services	3,673	3,673
Compressed air drilling services	3,510	3,510
Production services	541	425
Rental tools	—	—
General corporate	—	—

	$11,892	$11,776

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — SEGMENT INFORMATION (Continued)

	As of
	June 30,	December 31,
	2005	2004
Assets:
Directional drilling services	$18,094	$14,166
Casing and tubing services	23,279	21,197
Compressed air drilling services	28,186	29,147
Production services	11,055	5,472
Rental tools	8,573	1,625
General corporate	6,112	8,585

	$95,299	$80,192

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
United States	$21,832	$10,259	$39,393	$18,891
International	1,756	1,163	3,529	2,192

	$23,588	$11,422	$42,922	$21,083

NOTE 12 — LEGAL MATTERS
We are named from time to time in legal proceedings related to our activities prior to our bankruptcy in 1988. However, we believe that we were discharged from liability for all such claims in the bankruptcy and believe the likelihood of a material loss relating to any such legal proceeding is remote.
On December 31, 2004, Mountain Air was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc., from whom Mountain Air acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the note), on the basis that Mountain Air failed to provide financial statements required by the note. We raised several defenses to the plaintiff’s claim. In March 2005, we reached an agreement with the plaintiff to settle the action and paid to the plaintiff $1.0 million on April 1, 2005 and agreed to pay an additional $350,000 on June 1, 2006, and $150,000 on June 1, 2007, in settlement of all amounts due under the promissory note and all other claims.
We are also involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.
NOTE 13 — SUBSEQUENT EVENTS
On July 11, 2005, we replaced our credit agreement described above with a new credit agreement which provides for the following senior secured credit facilities:
•	A $13.0 million revolving line of credit. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $2.0 million of borrowings based on inventory). This facility will be used to finance working capital requirements and other general corporate purposes, including the issuance of standby letters of credit.

•	Two term loans totaling $42.0 million.
We borrowed $43.0 million against the facilities to refinance our existing credit facility and the AirComp credit facility, to fund the acquisition of M-I’s interest in AirComp and the air drilling assets of W.T. Enterprises, Inc. and to pay transaction costs related to the refinancing and the acquisitions.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 13 — SUBSEQUENT EVENTS (Continued)
The new credit facilities will mature in July 2007. Amounts outstanding under the term loans as of July 2006 will be repaid in monthly principal payments based on a 48 month repayment schedule with the remaining balance due at maturity. Additionally, during the second year, we will be required to prepay the remaining balance of the term loans by 75% of excess cash flow, if any, after debt service and capital expenditures. The interest rate payable on borrowings is based on a margin over the London Interbank Offered Rate, referred to as LIBOR, or the prime rate, and there is a 0.5% fee on the undrawn portion of the revolving line of credit. The margin over LIBOR will increase by 1.0% in the second year. The credit facilities are secured by substantially all of our assets and contain customary events of default and financial and other covenants, including limitations on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets.
On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and a subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5% per annum. As a result, we now own 100% of AirComp. The funds required to complete the purchase were provided by our new credit facility. The subordinated note issued to M-I requires quarterly interest payments and the principal amount is due October 9, 2007. The subordinate note is convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion. We also agreed to register the resale of such shares in our next registration statement of common stock (not including our Registration Statement on Form S-1 filed on June 24, 2005).
On July 11, 2005, we acquired the air drilling assets of W.T. Enterprises, Inc. for $6.0 million in cash. The funds required to complete the purchase were provided by our new credit facility. The equipment includes 22 compressors, 9 boosters, 8 mist pumps and several vehicles. The former owner of W.T. Enterprises, William M. Watts, entered into a 2 year employment contract with AirComp and will be employed in our West Texas compressed air drilling operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. Other factors are identified in our Securities and Exchange Commission filings in our Form 10-K under the heading “Risk Factors” located at the end of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following discussion and analysis should be read in conjunction with our selected historical financial data and our accompanying financial statements and the notes to those financial statements included elsewhere in this document. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed above under “Risk Factors.”
Overview of Our Business
We provide services and equipment to oil and gas exploration and development companies, principally in Texas, Louisiana, New Mexico, Colorado, Oklahoma, offshore in the United States Gulf of Mexico, and offshore and onshore in Mexico. We currently operate in five sectors of the oilfield service industry: directional and horizontal drilling; casing and tubing; compressed air drilling; production services; and rental tools.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service. The price we charge for our services depends upon several factors, including the level of oil and gas drilling activity and the competitive environment in the particular geographic regions in which we operate. . Contracts are awarded based on price, quality of service and equipment, and general reputation and experience of our personnel. The demand for drilling services has historically been volatile and is affected by the capital expenditures of oil and gas exploration and development companies, which can fluctuate based upon the prices of oil and natural gas, or the expectation for the prices of oil and natural gas.
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and gas industry. The rig count in the U.S. increased from 862 as of December 31, 2002 to 1,243 on December 31, 2004 according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 440 on December 31, 2004, which accounted for 32.8% and 35.4% of the total U.S. rig count, respectively. As of June 30, 2005, this trend has continued, with the rig count climbing to 1,370, of which 516 or 37.7% were directional and horizontal rigs. Currently, we believe that the number of available drillings rigs is insufficient to meet the demand for drilling rigs. Consequently, unless a significant number of additional drilling rigs are brought online, the rig count may not increase substantially despite the strong demand.
Our cost of revenues represents all direct and indirect costs associated with the operation and maintenance of our equipment. The principal elements of these costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, fuel and depreciation. Operating expenses do not fluctuate in direct proportion to changes in revenues because, among other factors, we have a fixed base of inventory of equipment and facilities to support our operations, and we may also seek to preserve labor continuity to market our services and maintain our equipment.
Restatement
We understated diluted earnings per share due to an incorrect calculation of its weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from an improper application of SFAS No. 128. Based on the proper allocation of SFAS No. 128, weighted average diluted shares outstanding was 7,619,000 and 6,907,000 for the three and six months ended June 30, 2004, respectively, compared to the previously reported weighted average diluted shares outstanding of 10,237,000 and 8,394,000 for the three and six months ended June 30, 2004, respectively. The effect is to increase weighted average diluted earnings per share to $0.05 and $0.13 for the three and six months ended June 30, 2004, respectively, compared to the $0.04 and $0.09 previously restated, respectively. Based on the proper application of SFAS No. 128, for the three months ended March 31, 2005, weighted average shares outstanding was 14,695,000 compared to the previously reported weighted average diluted shares outstanding of 17,789,000. The effect is to increase diluted earnings per share to $0.11 compared to the $0.09 previously reported (See Note 6 to the Consolidated Condensed Financial Statements).

In connection with the formation of AirComp LLC in 2003, we, along with M-I L.L.C. contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to Statement of Financial Accounting Standard No. 141, “Business Combinations” and SEC Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” Consequently, we have restated our financial statements for the year ended December 31, 2003 and for the first three quarters of 2004 (See Note 6 to the Consolidated Condensed Financial Statements).
Comparison of Three Months Ended June 30, 2005 and June 30, 2004
Our revenues for the three months ended June 30, 2005 were $23.6 million, an increase of 106.5% compared to $11.4 million for the three months ended June 30, 2004. Revenues increased for all of our business segments due to increased demand for our services resulting from the general increase in oil and gas industry activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel and the opening of new operations offices, which increased our capacity and market presence. Additionally, our compressed air drilling services division revenues increased in the 2005 period compared to the 2004 period due to the acquisition of Diamond Air and Marquis Bit on November 1, 2004 and improved pricing for our services in West Texas.
Revenues increased at our casing and tubing services segment due to increased revenues from Mexico, improved market conditions and improved market penetration for our services in South Texas and the addition of operating personnel which broadened our capabilities. Also contributing to increased revenues were the acquisitions of Safco Oilfield Products, Inc. as of September 1, 2004, Downhole Injection Systems, LLC. as of December 1, 2004, Delta Rental Service, Inc. as of April 1 2005 and Capcoil Tubing Services, Inc. as of May 1, 2005. Downhole and Capcoil comprise our production services segment while Safco and Delta comprise our rental tool segment.
Our gross profit for the quarter ended June 30, 2005 increased 126.6% to $6.8 million, or 28.8% of revenues, compared to $3.0 million, or 26.3%, of revenues for the three months ended June 30, 2004. The increase is due to increased revenues and improved pricing in the directional drilling services segment, increased revenues at our compressed air drilling services segment, including the acquisition of Diamond Air and Marquis Bit, increased revenues from Mexico, improved market conditions for our domestic casing and tubing segment and the growth of our rental tool segment through the acquisition of Delta on April 1, 2005. The increase in gross profit was partially offset by an increase in depreciation expense of 86.3% to $1.1 million for the second quarter of 2005 compared to $586,000 for the second quarter of 2004. The increase is due to additional depreciable assets resulting from capital expenditures and acquisitions in 2004 and 2005. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $3.5 million in the second quarter of 2005 period compared to $1.7 million for the second quarter of 2004. General and administrative expense increased due to the additional expenses associated with the acquisitions completed in the second half of 2004 and in the second quarter of 2005, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased legal and accounting fees and other expenses related to our financing and acquisition activities, increased consulting fees in connection with our internal controls and corporate governance process, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 14.7% in the 2005 quarter and 14.6% in the 2004 quarter.
Amortization expense was $426,000 in the second quarter of 2005 compared to $183,000 in the second quarter of 2004. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the three months ended June 30, 2005 totaled $2.9 million, a 153.4% increase over income from operations of $1.2 million for the three months ended June 30, 2004, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses.
Our interest expense was $645,000 in the second quarter of 2005, compared to $499,000 for the second quarter of 2004. Interest expense increased in the 2005 quarter due to the increased borrowings associated with the acquisitions completed in the second quarter of 2005, equipment purchases and higher average interest rates, offset in part by the prepayment, in December 2004, of our 12% $2.4 million subordinated note.

Minority interest in income of subsidiaries for the second quarter of 2005 was $344,000 compared to $139,000 for the second quarter of 2004 due to the increase in profitability at AirComp, including the acquisition of Diamond Air and Marquis Bit as of November 1, 2004. The increase in minority interest at AirComp was offset in part by the elimination of minority interest in Jens’, which was 19%-owned by director Jens Mortensen until September 30, 2004.
We had net income attributed to common stockholders of $1.8 million for the second quarter of 2005, an increase of 369.2%, compared to net income attributed to common stockholders of $377,000 for the second quarter of 2004. The net income attributed to common stockholders in the 2004 period is after $36,000 in preferred stock dividends.
The following table compares revenues and income from operations for each of our business segments. Income from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)

Directional drilling services	$10,934	$6,422	$4,512	$1,495	$727	$768
Casing and tubing services	3,933	2,447	1,486	1,354	783	571
Compressed air drilling services	4,866	2,553	2,313	1,002	339	663
Production services	2,289	—	2,289	36	—	36
Rental tools	1,566	—	1,566	405	—	405
General corporate	—	—	—	(1,378)	(699)	(679)

Total	$23,588	$11,422	$12,166	$2,914	$1,150	$1,764

Directional Drilling Services Segment
Revenues for the quarter ended June 30, 2005 for our directional drilling services segment were $10.9 million, an increase of 70.3% from the $6.4 million in revenues for the quarter ended June 30, 2004. Income from operations increased 105.6% to $1.5 million for the second quarter of 2005 from $727,000 for the comparable 2004 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, the establishment of new operations in West Texas and Oklahoma, and the addition of operations and sales personnel which increased our capacity and market presence. Our increased operating expenses as a result of the addition of operations and personnel were more than offset by the growth in revenues, improved pricing for our services and cost savings as a result of purchases, in 2004, of most of the down-hole motors used in directional drilling, which had been previously rented.
Casing and Tubing Services Segment
Revenues for the quarter ended June 30, 2005 for the casing and tubing services segment were $3.9 million, an increase of 60.7% from the $2.4 million in revenues for the quarter ended June 30, 2004. Revenues from domestic operations increased to $2.3 million in the 2005 period from $1.2 million in the 2004 period as a result of improved market conditions for our services in South Texas and the addition of personnel and an operating facility in Alice, Texas, which added to our capabilities and our offering of services. Revenues from Mexican operations increased to $1.6 million in the second quarter of 2005 from $1.2 million in the 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations increased 72.9% to $1.4 million in the second quarter of 2005 from $783,000 in the second quarter of 2004. The increase in this segment’s operating income is due to increased revenues both domestically and in our Mexico operations.
Compressed Air Drilling Services Segment
Our compressed air drilling revenues were $4.9 million for the three months ended June 30, 2005, an increase of 90.6% compared to $2.6 million in revenues for the three months ended June 30, 2004. Income from operations increased to $1.0 million in the 2005 period compared to income from operations of $339,000 in the 2004 period. Our compressed air drilling revenues and operating income for the 2005 year increased compared to the prior year due primarily due to the acquisition of Diamond Air and Marquis Bit as of November 1, 2004 and improved pricing for our services in West Texas.

Production Services Segment
Operations for this segment consist of Downhole’s production services business acquired December 1, 2004, and Capcoil’s production services business acquired May 1, 2005. Revenues for this segment were $2.3 million with an income from operations of $36,000. Our results for the second quarter for this segment were negatively affected by costs incurred to expand our international presence for production services and downtime experienced by one of our larger coil tubing units.
Rental Tools Segment
Operations for this segment consist of Safco’s rental tool business, acquired September 1, 2004, and Delta’s rental tool business acquired in April 1, 2005, the effective date of their respective acquisitions. Revenues for this segment were $1.6 million and income from operations was $405,000.
Comparison of Six Months Ended June 30, 2005 and June 30, 2004
Our revenues for the six months ended June 30, 2005 were $42.9 million, an increase of 103.6% compared to $21.1 million for the six months ended June 30, 2004. Revenues increased for all of our business segments due to increased demand for our services resulting from the general increase in oil and gas industry activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel and the opening of new operations offices, which increased our capacity and market presence. Additionally, our compressed air drilling services division revenues increased in the 2005 period compared to the 2004 period due primarily to the acquisition of Diamond Air and Marquis Bit on November 1, 2004 and improved pricing for our services in West Texas.
Revenues increased at our casing and tubing services segment due to increased revenues from Mexico, improved market conditions, improved market penetration for our services in South Texas and the addition of operating personnel which broadened our capabilities. Also contributing to increased revenues was the acquisitions of Safco as of September 1, 2004, Downhole as of December 1, 2004, Delta as of April 1 2005 and Capcoil as of May 1, 2005. Downhole and Capcoil comprise our production services segment, while Safco and Delta comprise our rental tool segment.
Our gross profit for the six months ended June 30, 2005 increased 142.2% to $12.4 million, or 29.0% of revenues, compared to $5.1 million, or 24.4%, of revenues for the six months ended June 30, 2004. The increase is due to increased revenues and improved pricing in the directional drilling services segment, increased revenues at our compressed air drilling services segment, including revenues resulting from the acquisition of Diamond Air and Marquis Bit, increased revenues from Mexico, improved market conditions for our domestic casing and tubing segment and the growth of our rental tools segment through the acquisition of Delta on April 1, 2005. The increase in gross profit was partially offset by an increase in depreciation expense of 66.5% to $2.0 million for the first six months of 2005 compared to $1.2 million for the first six months of 2004. The increase is due to additional depreciable assets resulting from capital expenditures and acquisitions in 2004 and 2005. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $6.5 million in the first six months of 2005 period compared to $2.6 million for the first six months of 2004. General and administrative expense increased due to the additional expenses associated with the acquisitions completed in the second half of 2004 and the second quarter of 2005, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased legal and accounting fees and other expenses related to our financing and acquisition activities, increased consulting fees in connection with our internal controls and corporate governance process, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 15.0% in the first six months of 2005 and 12.1% in the first six months of 2004.
Amortization expense was $820,000 for the first six months of 2005 compared to $402,000 for the first six months of 2004. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the six months ended June 30, 2005 totaled $5.2 million, a 136.7% increase over the $2.2 million in income from operations for the six months ended June 30, 2004, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses.

Our interest expense was $1.2 million in the six months ended June 30, 2005, compared to $1.1 million for the six months ended June 30, 2004. Interest expense increased in the first six months of 2005 due to the increased borrowings associated with the acquisitions completed in the second quarter of 2005, equipment purchases and higher average interest rates, offset in part by the prepayment, in December 2004, of our 12% $2.4 million subordinated note
Minority interest in income of subsidiaries for the six months ended June 30, 2005 was $488,000 compared to $212,000 for the corresponding period in 2004 due to the increase in profitability at AirComp, due in part to the acquisition of Diamond Air and Marquis Bit as of November 1, 2004. The increase in minority interest at AirComp was offset in part by the elimination of minority interest in Jens’, which was 19%-owned by director Jens Mortensen until September 30, 2004.
We had net income attributed to common stockholders of $3.3 million for the first six months of 2005, an increase of 338.4%, compared to net income attributed to common stockholders of $761,000 for the first six months of 2004. The net income attributed to common stockholders in the 2004 period is after $124,000 in preferred stock dividends.
The following table compares revenues and income (loss) from operations for each of our business segments. Income (loss) from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
			(in thousands)

Directional drilling services	$20,835	$11,675	$9,160	$3,373	$1,389	$1,984
Casing and tubing services	7,493	4,386	3,107	2,679	1,225	1,454
Compressed air drilling services	9,047	5,022	4,025	1,529	594	935
Production services	3,607	—	3,607	(2)	—	(2)
Rental tools	1,940	—	1,940	326	—	326
General corporate	—	—	—	(2,744)	(1,028)	(1,716)

Total	$42,922	$21,083	$21,839	$5,161	$2,180	$2,981

Directional Drilling Services Segment
Revenues for the six months ended June 30, 2005 for our directional drilling services segment were $20.8 million, an increase of 78.5% from the $11.7 million in revenues for the six months ended June 30, 2004. Income from operations increased 142.8% to $3.4 million for the first six months of 2005 from $1.4 million for the comparable 2004 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, the establishment of new operations in West Texas and Oklahoma, and the addition of operations and sales personnel which increased our capacity and market presence. Our increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues, improved pricing for our services and cost savings as a result of purchases in 2004 of most of the down-hole motors used in directional drilling, which had been previously rented.
Casing and Tubing Services Segment
Revenues for the six months ended June 30, 2005 for the casing and tubing services segment were $7.5 million, an increase of 70.8% from the $4.4 million in revenues for the six months ended June 30, 2004. Revenues from domestic operations increased to $4.2 million in the 2005 period from $2.2 million in the 2004 period as a result of improved market conditions for our services in South Texas and the addition of personnel which added to our capabilities and our offering of services. Revenues from Mexican operations increased to $3.3 million in the first six months of 2005 from $2.2 million in the first six months of 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations increased 118.7% to $2.7 million in the first six months of 2005 from $1.2 million in the first six months of 2004. The increase in this segment’s operating income is due to increased revenues both domestically and in our Mexico operations.

Compressed Air Drilling Services Segment
Our compressed air drilling revenues were $9.0 million for the six months ended June 30, 2005, an increase of 80.1% compared to $5.0 million in revenues for the six months ended June 30, 2004. Income from operations increased to $1.5 million in the 2005 period compared to income from operations of $594,000 in the 2004 period. Our compressed air drilling revenues and operating income for the 2005 year increased compared to the prior year due in part to the acquisition of Diamond Air and Marquis Bit as of November 1, 2004 and improved pricing in West Texas.
Production Services Segment
Operations for this segment consist of Downhole’s production services business acquired December 1, 2004, and Capcoil’s production services business acquired May 1, 2005. Revenues for this segment were $3.6 million with a loss from operations of $2,000. It is our plan to grow this segment thereby improving profitability as we increase our market presence and our critical mass. Our results for the six months for this segment were negatively affected by costs incurred to expand our international presence for production services and by downtime experienced by one of our larger coil tubing units.
Rental Tools Segment
Operations for this segment consist of Safco’s rental tool business, acquired in September 2004, and Delta’s rental tool business acquired in April 2005. Revenues for this segment during the first six months of 2005 were $1.9 million and income from operations was $326,000.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, to complete acquisitions and acquire and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are borrowings under our revolving lines of credit, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $2.7 million at June 30, 2005 compared to $7.3 million at December 31, 2004.
Operating Activities
In the six months ended June 30, 2005, our operating activities generated $2.9 million in cash compared to $742,000 for the same period in 2004. Net income for the six months ended June 30, 2005 increased to $3.3 million, compared to $885,000 in the 2004 period. Revenues and income from operations increased in the first six months of 2005 due to increased demand for our services due to the general increase in oil and gas drilling activity, both domestically and in Mexico, the addition of operations and marketing personnel which increased our market presence and capabilities and acquisitions completed in the second half of 2004 and in the second quarter of 2005. Non-cash expenses totaled $3.3 million during the first six months of 2005 consisting of $2.8 million of depreciation and amortization and $488,000 of minority interest in the income of AirComp. Non-cash expenses during the first six months of 2004 totaled $1.9 million, consisting of depreciation and amortization expense of $1.6 million, minority interest of $212,000 and amortization of discount on debt of $109,000.
During the six months ended June 30, 2005, changes in operating assets and liabilities used $3.8 million in cash, principally due to an increase of $3.0 million in accounts receivable, an increase of $1.3 million in other assets, and a decrease in accrued expenses of $296,000, offset in part by an increase of $610,000 in accounts payable. Accounts receivable increased due to the increase in our revenues in the first six months of 2005. Other current assets increased $889,000 due primarily to an increase in prepaid insurance related to insurance premium deposits required for our policies that went into affect April 1, 2005 and an increase in inventory. Other assets increased $375,000 primarily due to intangible assets resulting from the Delta and Capcoil acquisitions. Accounts payable increased due to the increased level of activity.
During the six months ended June 30, 2004, changes in operating assets and liabilities used $2.1 million in cash, principally due to an increase in accounts receivables of $1.5 million, an increase in other current assets of $236,000, and a decrease in accrued expenses of $429,000. The accounts receivables increase can be attributable to increased revenue levels. The decrease in accrued expenses was primarily due to a decrease in accrued restructuring costs of $198,000. Accrued restructuring costs included amounts due to certain former employees.

Investing Activities
During the six months ended June 30, 2005, we used $12.6 million in investing activities, consisting of the purchase of equipment of $5.5 million, the acquisition of Delta, net of cash received, for $4.5 million and the acquisition of Capcoil, net of cash received, for $2.6 million. Equipment purchases consisted primarily of $1.9 million for casing equipment, approximately $1.2 million for downhole motors and approximately $1.9 million for new compressed air drilling equipment. During the six months ended June 30, 2004, we used $1.9 million in investing activities, consisting of $425,000 for purchases of casing equipment, approximately $788,000, for purchases of downhole motors and $664,000 for repairs to compressed air equipment.
Financing Activities
During the six months ended June 30, 2005, financing activities provided $5.0 million in cash. We received $5.2 million, net, in borrowings under long-term debt facilities and paid $199,000 in debt issuance costs. During the six months ended June 30, 2004 financing activities provided $323,000 as $1.9 million of net proceeds from the sale of common stock was offset by $1.3 million for debt repayment and $211,000 for debt issuance costs.
As of June 30, 2005 we had several bank credit facilities and other debt instruments at Allis-Chalmers and at our principal operating subsidiaries, all of which were consolidated in our financial statements. The agreements governing these credit facilities contained customary events of default and financial covenants and limited our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. At June 30, 2005, we had $37.9 million in outstanding indebtedness, of which $33.9 million was long-term debt and $4.0 million was the current portion of long-term debt.
Prior to July 11, 2005, we had a credit agreement dated December 7, 2004 that provided for the following credit facilities:
•	A $10.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $6.9 million as of June 30, 2005.

•	A term loan with a principal balance at June 30, 2005 of $5.1 million payable in monthly payments of principal of $105,583. We were also required to prepay this term loan by an amount equal to 20% of the accounts receivables collections from our largest customer in Mexico.

•	A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility were payable monthly over four years beginning in January 2006. Outstanding borrowings under this line of credit were $6.0 million as of June 30, 2005.
These credit facilities were to mature on December 31, 2008 and were secured by liens on substantially all of our assets. Interest accrued at an adjustable rate based on the prime rate. The interest rate was 7.0% as of June 30, 2005. We paid a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.
On July 11, 2005, we replaced our credit agreement described above with a new credit agreement. Please see “Recent Developments”.
Our Jens subsidiary’ has a subordinated note with a balance of $3.3 million at June 30, 2005 payable to Jens Mortensen, who sold Jens’ to us and is one of our directors. The note accrues interest at a fixed rate of 7.5% and provides for quarterly interest payments. In July 2005, the maturity of the subordinated note was extended from January 2006 to October 2007 and we agreed to make a $300,000 principal pre-payment on August 31, 2005. In connection with the purchase of Jens’ in 2002, we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement, payable in monthly installments of $20,576 through January 31, 2007. As of June 30, 2005, the balance due was approximately $391,000, including $247,000 classified as short-term. The note is subordinated to the rights of our bank lenders.
Jens’ also has several small equipment financings and a real estate loan which in the aggregate total $1.0 million as of June 30, 2005. Jens’ has two bank term loans aggregating $185,000 which accrue interest at an adjustable rate based on the prime rate (8.25% at June 30, 2005) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $143,000, is September 17, 2006, while the second loan, with a balance of $44,000, matures January 12, 2007. Jens also has a five-year equipment loan with a principal balance of $293,000 at June 30, 2005. The loan is payable in monthly installments of principal and interest equal to $6,449 per month through December 2009. Finally, Jens’ has a real estate loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate. The outstanding principal balance was $552,000 at June 30, 2005.

Our Strata subsidiary entered into a short-term vendor financing agreement that provides extended payment terms for the purchase, lease and repair costs related to downhole drill motors. As of June 30, 2005, the outstanding balance was $420,000. Interest is payable monthly at a fixed rate of 8.0% and the principal is due in December 2005.
In connection with the purchase of Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make yearly payments of $50,000 through September 30, 2007. As of June 30, 2005, the balance due was $150,000. In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bears interest at 2% and the principal and accrued interest is due on April 1, 2006. As of June 30, 2005, the balance was $350,000.
Our Downhole subsidiary has various vehicle installment notes totaling $160,000 at June 30, 2005. In connection with the purchase of our Capcoil subsidiary, we agreed to pay the sellers $500,000 in exchange for a non-compete agreement. As of June 30, 2005, the balance due was $330,000 and is payable in 3 annual installments of $110,000.
Prior to July 11, 2005, AirComp had the credit facilities described below. These credit facilities were repaid in connection with our acquisition of the minority interest in AirComp and the refinancing of our bank credit facilities described in “Recent Developments”.
•	A $3.5 million bank line of credit of which $520,000 million was outstanding at June 30, 2005. Interest accrued at an adjustable rate based on the prime rate. The average interest rate was 7.0% as of June 30, 2005. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of 80% of eligible accounts receivable.

•	A term loan with a principal balance of $6.2 million as of June 30, 2005 that accrued interest at an adjustable rate based on either LIBOR or the prime rate. The average interest rate was 8.25% as of June 30, 2005. Principal payments of $286,000 plus interest were due quarterly, with a final maturity date of June 27, 2007.

•	A “delayed draw” term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrued at an adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments were to commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. The outstanding principal balance was $1.5 million as of June 30, 2005.
The AirComp credit facilities were secured by liens on substantially all of AirComp’s assets. We guaranteed 55% of the obligations of AirComp under these facilities.
At June 30, 2005, AirComp also had a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party could elect to cause AirComp to sell its assets (or the other party could buy out the electing party’s interest), and in such event the note (including accrued interest) would have been due and payable. The note was also due and payable if M-I sold its interest in AirComp or upon a termination of AirComp. At June 30, 2005, $509,000 of interest was included in accrued interest. This note was assigned to us in connection with the purchase of M-I’s interest in AirComp in July 2005 (See “Recent Developments”)
In 2000, we compensated directors, including current directors Nederlander and Toboroff, who served on our board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes accrued interest at the rate of 5.0% per annum and matured on March 31, 2005. As of June 30, 2005, notes totaling $96,300, including accrued interest, remained outstanding.
As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the plaintiff $1.0 million on April 1, 2005, and agreed to pay $350,000 on June 1, 2006, and $150,000 on June 1, 2007, in settlement of all claims. Mountain Air also has a term loan in the amount of $172,000 at June 30, 2005 accruing interest of 5.0% per annum. Principal and interest of $5,039 are payable monthly with a final maturity date of June 30, 2008.
At June 30, 2005, our Chief Executive Officer and Chairman, Munawar H. Hidayatallah, guaranteed the Jens’ subordinated seller note. We paid Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated $3,625 and $7,250 during the three and six months ended June 30, 2005, respectively. As of July 2005, Mr. Hidayatallah is no longer a guarantor of any of our debt.

As of January 1, 2005, we executed a business development agreement with CTTV Investments LLC, an affiliate of ChevronTexaco Inc., whereby we issued 20,000 shares of our common stock to CTTV and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon our subsidiaries receiving certain levels of revenues in 2005 from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole.
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.
Capital Requirements
We have identified capital expenditure projects that will require up to approximately $4.0 million for the remainder of 2005, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. As discussed below in “Recent Developments,” we are currently in discussions to acquire $15 million of casing and tubing assets which would be partially funded by some or all of the net proceeds of the currently proposed offering of our common stock described in “Recent Developments.” The acquisition of assets would also require additional financing, which we currently anticipate would be borrowed under our bank facility. Any such borrowing would require the consent of our lenders under our bank credit facilities. We also expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers’ expenditures for oil and gas exploration and development, and industry perceptions and expectations of future oil and gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing and the proceeds of the pending offering. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.
Recent Developments
On July 11, 2005, we replaced our credit agreement with a new credit agreement which provides for the following senior secured credit facilities:
•	A $13.0 million revolving line of credit. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $2.0 million of borrowings based on inventory). This facility will be used to finance working capital requirements and other general corporate purposes, including the issuance of standby letters of credit.

•	Two term loans totaling $42.0 million.
We borrowed $43.0 million against the facilities to refinance our existing credit facility and the AirComp facility, to fund the acquisition of M-I’s interest in AirComp and the air drilling assets of W.T. Enterprises, Inc. and to pay transaction costs related to the refinancing and the acquisitions.
The new credit facilities will mature in July 2007. Amounts outstanding under the term loans as of July 2006 will be repaid in monthly principal payments based on a 48 month repayment schedule with the remaining balance due at maturity. Additionally, during the second year, we will be required to prepay the remaining balance of the term loans by 75% of excess cash flow, if any, after debt service and capital expenditures. The interest rate payable on borrowings is based on a margin over the London Interbank Offered Rate, referred to as LIBOR, or the prime rate, and there is a 0.5% fee on the undrawn portion of the revolving line of credit. The margin over LIBOR will increase by 1.0% in the second year. The credit facilities are secured by substantially all of our assets.
On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and a subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5% per annum. As a result, we now own 100% of AirComp. The funds required to complete the purchase were provided by our new credit facility. The subordinated note issued to M-I requires quarterly interest payments and the principal amount is due October 9, 2007. The subordinate note is convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion. We also agreed to register the resale of such shares in our next registration statement of common stock (not including our Registration Statement on Form S-1 filed on June 24, 2005).

On June 22, 2005 we filed a registration statement relating to a proposed offering of our common stock. We currently anticipate that we would sell up to 1,700,000 shares and selling stockholders would sell approximately 3,700,000 shares. There can be no assurance that we will consummate the currently proposed offering.
We have had initial discussion with respect to the purchase, for approximately $15 million, of more than 10,000 items of casing and tubing installation equipment in a bulk purchase from the seller, including spiders, hammers, elevators, trucks, pickups, power units, laydown machines, casing tools, and torque turn equipment. However, we have not entered into a definitive agreement or letter of intent with the seller. The equipment is currently used and would be used by us to install casing and tubing, change out drill pipe and retrieve production tubing for both onshore and offshore drilling and workover operations. The equipment is of the same type that we currently use in the operation of our casing and tubing services business and we will not be required to develop or acquire elsewhere any other assets in order to utilize the equipment. It is impossible to determine the precise age of the equipment. For accounting purposes we would depreciate the equipment in the same manner as we depreciate our other casing and tubing assets, over 15 years with a residual value equal to 15% of the initial carrying value of the equipment. We have obtained an appraisal of the equipment indicating a value of at least $15 million.
We would not acquire any customer lists or customer relationships in connection with the acquisition of the equipment; however, the seller and our casing and tubing segment serve many of the same customers and it is anticipated that we would increase our customer base as a result of the expansion of our business with the new equipment. We have not met with any employees of the seller. While it is likely that we would hire former employees of the seller in order to expand our casing and tubing operations, we cannot at this point predict the number of employees or the positions in which such employees would be employed.
We have not included historical financial information for these assets or pro forma financial information giving effect to the possible acquisition of these assets. As noted above, we would not acquire any customer contracts of the seller, nor would we acquire the seller’s facilities, operating rights, operating techniques or trade names. Accordingly, there would not be sufficient continuity of the seller’s operations prior to and after the transactions such that disclosure of prior financial information relating to the assets would be material to an understanding of our future operations. For this reason, we do not believe that the assets constitute a “business” within the meaning of the SEC’s Regulation S-X.
We do not currently have available funds, either on hand or under our credit agreements, to consummate the acquisition. We do not expect to be able to fund the purchase of the equipment unless and until we complete this offering, which is expected in late August 2005, and unless and until we obtain an approval from our lender under our bank credit agreement. In addition, we have not completed an assessment as to all potential costs, logistics, risks and benefits of purchasing and integrating the equipment into our existing casing and tubing business. For the foregoing reasons, there can be no assurance that we will purchase the equipment on the terms described above, that our lenders will consent to the acquisition, or that we otherwise will be able to complete the proposed acquisition, or if we complete the proposed acquisition, that the terms will be those presently contemplated.
On July 11, 2005, we acquired the air drilling assets of W.T Enterprises, Inc. for $6.0 million in cash. The funds required to complete the purchase were provided by our new credit facility. The equipment includes 24 compressors, 9 boosters, 8 mist pumps and several vehicles. The former owner of W.T Enterprises, William M. Watts, entered into a 2 year employment contract with AirComp and will be employed in our West Texas compressed air drilling operations.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the six months ended June 30, 2005.
In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-1, Application of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004. The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and focuses on accounting for share-based payments for services by employer to employee. The statement requires companies to expense the fair value of employee stock options and other equity-based compensation at the grant date. The statement does not require a certain type of valuation model and either a binomial or Black-Scholes model may be used. The provisions of SFAS No. 123R are effective for financial statements for annual or interim periods beginning after December 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt SFAS No. 123R on January 1, 2006. Our future cash flows will not be impacted by the adoption of this standard.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is effective for us beginning on December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.
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
At June 30, 2005, we were exposed to interest rate fluctuations on approximately $26.9 million of notes payable and bank credit facility borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $269,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of June 30, 2005, we had $2.7 million invested in short-term investments.
Foreign Currency Exchange Rate Risk.
We conduct business in Mexico through our Mexican partner, Matyep. This business exposes us to foreign exchange risk. To control this risk, we provide for payment in U.S. dollars. However, we have historically provided our partner a discount upon payment equal to 50% of any loss suffered by our partner as a result of devaluation of the Mexican peso between the date of invoicing and the date of payment. To date, such payments have not been material in amount.
ITEM 4. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. In a Form 8-K filed on August 5, 2005, we disclosed that our Board of Directors, upon the recommendation of the Audit Committee of our Board of Directors, concluded that our previously issued financial statements for the periods from July 1, 2003 through March 31, 2005, should be restated to correct the understatement of net income per share which resulted from a miscalculation of the number of basic and diluted shares outstanding on a weighted average basis in accordance with SFAS 128, Earnings Per Share. The miscalculation resulted from computational and clerical errors discovered by us while preparing our financial statements for the quarter ended June 30, 2005.
We have implemented a number of actions that we believe address the issue that resulted in the miscalculation of earnings per share through the engagement of additional accounting personnel with appropriate experience and qualifications to perform quality review procedures and to satisfy our financial reporting obligation. Also, we have engaged an independent internal controls consulting firm which is in the process of documenting, analyzing and testing our internal controls and procedures, including our controls over internal financial reporting.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”), and have concluded, subject to the issue described above, that, as of the Evaluation Date, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
At December 31, 2004, Mountain Air was a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc. from whom Mountain Air acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the note), on the basis that Mountain Air failed to provide financial statements required by the note. We raised several defenses to the plaintiff’s claim. In March 2005, we reached an agreement with the plaintiff to settle the action and paid $1.0 million on April 1, 2005 and agreed to pay to the plaintiff $350,000 on June 1, 2006, and $150,000 on June 1, 2007, in settlement of all amounts due under the promissory note and all other claims.
We are involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The exhibits listed on the Exhibit Index located at Page 35 of this Quarterly Report are filed as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2005.

Allis-Chalmers Energy Inc. (Registrant)
/s/ MUNAWAR H. HIDAYATALLAH
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