Form 10-Q/A
period 2003-09-30
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


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


                                                    FORM 10-Q/A


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

         Restated Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002......................5

         Restated Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.....6

         Notes to Restated Consolidated Financial Statements......................................................7


2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................21

4.       Controls and Procedures.................................................................................28


                                                      PART II


6.       Exhibits and Reports on Form 8-K........................................................................31

Signatures and Certifications....................................................................................32



                                                         2

                               INTRODUCTORY NOTE

Allis-Chalmers Energy Inc. is filing this Amendment No. 2 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2003 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 EARNINGS PER SHARE. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements.


      PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ITEM 4.  CONTROLS AND PROCEDURES

      PART II

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Unaffected items have not been repeated in this Amendment No. 2.

         PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2005 AND JUNE 30, 2005 AND OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE INCLUDING ALL AMENDMENTS THERETO.

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





                                              ALLIS-CHALMERS CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)(in thousands, except per share)


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                       2003              2002              2003               2002
                                                   -------------     -------------     -------------     -------------
                                                    (Restated)                           (Restated)
                                                                    (in thousands, except per share)

Sales                                              $      8,089      $      4,775      $     22,428      $     12,265
Cost of sales                                             6,060             3,841            16,261            10,046
                                                   -------------     -------------     -------------     -------------

   Gross Margin                                           2,029               934             6,167             2,219

Marketing and administrative expense                      1,351               886             3,759             2,696
Corporate reorganization costs                               --               495                --               495
Abandoned acquisition/private placement costs                --               233                --               233
                                                   -------------     -------------     -------------     -------------

   Income/ (loss) from operations                           678              (680)            2,408            (1,205)

Other Income (expense)
   Interest expense                                        (521)             (558)           (1,797)           (1,581)
   Minority interest                                         (4)             (105)             (315)             (145)
   Factoring costs on note receivable                        --              (191)               --              (191)
   Settlement of lawsuit                                  1,034                --             1,034                --
   Sale of investment in AirComp                          2,433                --             2,433                --
   Other                                                     10                29              (164)              107
                                                   -------------     -------------     -------------     -------------

Net income/(loss) before income taxes                     3,630            (1,505)            3,599            (3,015)
                                                   -------------     -------------     -------------     -------------

   Provision for income taxes                               (93)               --              (343)               --
                                                   -------------     -------------     -------------     -------------

Net income/ (loss)                                        3,537            (1,505)            3,256            (3,015)
                                                   -------------     -------------     -------------     -------------

   Preferred stock dividend                                 (88)              (87)             (569)             (232)
                                                   -------------     -------------     -------------     -------------

Net income/ (loss) attributed to common shares     $      3,449      $     (1,592)     $      2,687      $     (3,247)
                                                   =============     =============     =============     =============

Net income/ (loss) per common share, basic         $       0.18      $      (0.08)     $       0.14      $      (0.18)
                                                   =============     =============     =============     =============

Net income/ (loss) per common share, diluted       $       0.12      $      (0.08)     $       0.12      $      (0.18)
                                                   =============     =============     =============     =============

Weighted average number of common shares
outstanding
     Basic                                               19,633            19,633            19,633            18,506
                                                   =============     =============     =============     =============
    Diluted                                              29,844            19,633            29,018            18,506
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

NOTE 2 - RESTATEMENT


EARNINGS PER SHARE RESTATEMENT

The Company understated diluted earnings per share due to an incorrect calculation of its weighted shares outstanding for the third and fourth quarters of 2003, for each of the first three quarters of 2004, for the year ended December 31, 2004 and the for the quarter ended March 31, 2005. In addition, the Company understated basic earnings per share due to an incorrect calculation of its weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, the Company has restated its financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of SFAS 128, EARNINGS PER SHARE. The effect of the restatement is to reduce weighted average diluted shares outstanding for each period and to reduce weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, weighted average diluted earnings per share were increased for each period and weighted average basic earnings per share was increased for the quarter ended September 30, 2004.

A restated earnings per share calculation for the quarter ended September 30, 2003 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands except for share amounts:

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                          ------------------------------------------------------
                                                                AS                                      AS
                                                             REPORTED          ADJUSTMENTS           RESTATED
                                                          --------------      --------------      --------------
Income/(loss) per common share - diluted                  $         0.12      $           --      $         0.12

Weighted average number of common shares outstanding:
      Diluted                                                     28,805               1,039              29,844
                                                          --------------      --------------      --------------


                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          ------------------------------------------------------
                                                                AS                                      AS
                                                             REPORTED          ADJUSTMENTS           RESTATED
                                                          --------------      --------------      --------------

Income/(loss) per common share - diluted                  $         0.08      $         0.04      $         0.12


Weighted average number of common shares outstanding:
      Diluted                                                     28,805                 213              29,018
                                                          --------------      --------------      --------------

AIRCOMP RESTATEMENT


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

A restated consolidated balance sheet at September 30, 2003, and a restated consolidated statement of operations and a restated consolidated statement of cash flows for the nine months ended September 30, 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                         At September 30, 2003
                                                         ---------------------
                                                     As                         As
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

                                        11






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
                                                  =========     =========    =========

                                                    Three Months September 30, 2003
                                                    -------------------------------
                                                     As                          As
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
                                                 =========                   =========

                                                    Nine Months September 30, 2003
                                                    ------------------------------
                                                    As                           As
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
                                                 =========                   =========

                                                       Nine Months September 30, 2003
                                                       ------------------------------
                                                       As                          As
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

RESTATEMENT
-----------


The Company understated diluted earnings per share due to an incorrect calculation of its weighted shares outstanding for the third and fourth quarters of 2003, for each of the first three quarters of 2004, for the year ended December 31, 2004 and the for the quarter ended March 31, 2005. In addition, the Company understated basic earnings per share due to an incorrect calculation of its weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, the Company has restated its financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of SFAS 128, EARNINGS PER SHARE. The effect of the restatement is to reduce weighted average diluted shares outstanding for each period and to reduce weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, weighted average diluted earnings per share were increased for each period and weighted average basic earnings per share was increased for the quarter ended September 30, 2004. As a result, earnings per share were increased in each period in inverse proportion to the decrease in shares outstanding. See Note 2 to our consolidated financial statements included in Part I, Item 1.


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


We had net income attributed to common shareholders of $3,449,000 for the third quarter of 2003 compared with a loss of($1,592,000) per common share, for the third quarter of 2002. We recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. We will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. We have adopted a policy that any gain or loss in the future incurred on the sale in the stock of a subsidiary would be recognized as such in the income statement.

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

We had a net income attributed to common stockholders' of $2,687,000 for the first nine months of 2003 compared with a loss of ($3,247,000) for the first nine months of 2002. The Company recorded a one-time gain on the reduction of the note payable of $1,034,000 in the third quarter of 2003 as a result of settling lawsuit against the formers owners of Mountain Air Drilling Service Company. The gain was calculated by discounting the note payable to $1,469,152 using a present value calculation and accreting the note payable to $1,863,195, the amount due in September 2007. The Company will record interest expense totaling $394,043 over the life of the note payable beginning July 2003. In addition, we also recorded a one-time non-operating gain on the sale of an interest in a subsidiary of $2.4 million in connection with the formation of AirComp. The Company has adopted a policy that any gain or loss in the future incurred on the sale in the stock of a subsidiary would be recognized as such in the income statement.

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

ITEM 4.    CONTROLS AND PROCEDURES




DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal controls systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements.

Management, including our chief executive officer and our chief financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"). Management has concluded that, as of the Evaluation Date, due to the deficiencies described below, our controls and procedures over financial reporting were not effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial accounting officer, to allow timely decisions regarding required disclosure. As described below, we are taking steps to remediate the deficiencies in our control over the financial reporting process.

On August 4, 2005, our Board of Directors, upon the recommendation of the Audit Committee of our Board of Directors, concluded that our previously issued financial statements for the periods from July 1, 2003 through March 31, 2005, were required to be restated to correct the understatement of net income per share which resulted from a miscalculation of the number of basic and diluted shares outstanding on a weighted average basis in accordance with SFAS No. 128, EARNINGS PER SHARE. The deficient resulted from errors discovered by our independent accountants on August 1, 2005, while reviewing our financial statements for the quarter ended June 30, 2005. The major components of the errors were as follows:

         o For all periods involved we had not applied the treasury stock method of accounting for options and warrants as prescribed in SFAS No. 128. Specifically, we overstated diluted shares outstanding because we failed to reduce diluted shares outstanding by the number of shares that could be purchased with the proceeds to us from the exercise of dilutive warrants and options.
         o In 2003 and 2004, we overstated diluted shares by not correctly calculating the number of common shares into which our preferred stock was convertible; by not app1ying the "if converted" method of calculating diluted net earnings which requires that dividends actually paid on preferred stock be added to net income attributed to common shares in calculating diluted earnings per common share; and by continuing to report the preferred shares as dilutive after the preferred shares were converted to common stock on April 2, 2004.
         o During the third quarter of 2004, we misstated the number of common shares outstanding on a weighted average basis due to a mathematical error in calculating the number of days certain shares issued during the quarter were outstanding.

In addition, in March 2005, we restated our financial statements for the year ended December 31, 2003 and for the three quarters ended September 30, 2004, relating to our acquisition of a 55% interest in our AirComp, LLC subsidiary in 2003. We originally accounted for the formation of AirComp as a joint venture, but in February 2005, determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, BUSINESS COMBINATIONS and accounting for the sale of an interest in a subsidiary in accordance with SAB No. 51.

We have restated our financial statements as set forth in Note2 to the Consolidated Financial Statements contained in Part I Item 1.

Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously-issued financial statements to reflect the correction of a misstatement. Management evaluated the impact of the restatement of our previously-issued financial statements on our assessment of our system of internal control and has concluded that the restatements resulted from the lack of sufficient experienced accounting personnel resulting in a lack of effective control over the financial reporting process.

We have implemented a number of actions that we believe address the deficiencies in our financial reporting process, including the following:

         o The addition of experienced accounting personnel with appropriate experience and qualifications to perform quality review procedures and to satisfy our financial reporting obligation. During August 2004, we hired a new chief financial officer and in October of 2004 we hired a full-time general counsel. In March 2005, we hired a certified public accountant as our financial reporting manager and in July 2005 we hired as chief accounting officer a certified public accountant who has significant prior experience as a chief accounting officer of a publicly traded company.

         o In the fourth quarter of 2004, we engaged an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and correcting weaknesses and testing our internal controls and procedures, including our controls over internal financial reporting.
         o Our audit committee dismissed our prior independent auditors in October 2004 and engaged new independent auditors who we believe have greater experience with publicly traded companies.
         o We are in the process of implementing new accounting software to facilitate timely and accurate reporting.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15 and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


August 16, 2005