Form 10-K/A
period 2003-12-31
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 3
                                   (Mark One)

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

                                INTRODUCTORY NOTE

Allis-Chalmers Energy Inc. is filing this Amendment No. 3 to the Company's Quarterly report on Form 10-Q for the year ended December 31, 2003 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 Earnings Per Share. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements.



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



Unaffected items have not been repeated in this Amendment No. 3.

      PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 3, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE
PERIODS ENDED MARCH 31, 2005 AND JUNE 30, 2005 AND THE
EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE INCLUDING ALL AMENDMENTS THERETO.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA.


As discussed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation", in May 2001, for financial reporting purposes, we were deemed to be acquired by OilQuip Rentals, Inc. Accordingly, the following data for periods prior to May 2001 reflect only the operations of OilQuip Rentals, Inc., which was incorporated in February 2000, and, from February 2001, its subsidiary, Mountain Air. Our historical consolidated financial statements have been restated for the period from July 1, 2003 through March 31, 2005, as described in the notes to our consolidated financial statements included elsewhere herein.


                                  CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                    Year Ended December 31,
                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                                2003             2002             2001
                                                          ------------    ------------     ------------
                                                           (Restated)
Sales                                                     $    32,724     $    17,990      $     4,796
Income (loss) from operations                             $     2,526     $    (1,170)     $    (1,433)
Net income (loss)                                         $     2,927     $    (3,969)     $    (4,577)
Net income (loss) attributed to common
shareholders                                              $     2,271     $    (4,290)     $    (4,577)

Per Share Data:
Net (loss) income per common share:
    Basic                                                 $      0.12     $     (0.23)     $     (1.15)
    Diluted                                               $      0.10     $     (0.23)     $     (1.15)

Weighted average number of common shares outstanding:
    Basic                                                       19,633          18,831            3,952
    Diluted                                                     29,248          18,831            3,952

                                        CONSOLIDATED BALANCE SHEET DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                              2003             2002             2001
                                                          ------------    ------------     ------------
                                                           (Restated)
Total Assets                                              $    53,662     $    34,778      $    12,465
Long-term debt classified as:
    Current                                               $     3,992     $    13,890      $     1,023
    Long Term                                             $    28,241     $     7,731      $     6,833
Stockholders' Equity                                      $     4,541     $     1,009      $     1,250

Book value per share                                      $      0.23     $      0.05      $      0.32

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

RESTATEMENT


The Company understated diluted earnings per share due to an incorrect calculation of its weighted shares outstanding for the third and fourth quarters of 2003, for each of the first three quarters of 2004, for the year ended December 31, 2004 and the for the quarter ended March 31, 2005. In addition, the Company understated basic earnings per share due to an incorrect calculation of its weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, the Company has restated its financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of SFAS 128, Earnings Per Share. The effect of the restatement is to reduce weighted average diluted shares outstanding for each period and to reduce weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, weighted average diluted earnings per share were increased for each period and weighted average basic earnings per share was increased for the quarter ended September 30, 2004.
As a result, earnings per share were increased in each period in inverse Proportion to the decrease in shares outstanding. See Note 2 to our consolidated Financial statements included in Part II, Item 8.

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

We had a net income attributed to common stockholders of $2.3 millionfor the year ended December 31, 2003 compared with a net loss of ($4.3 million) for the year ended December 31, 2002.

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

                                               /S/ GORDON, HUGHES & BANKS, LLP
                                               -------------------------------

March 3, 2004, except as to Note 11
which date is June 10, 2004, Notes 17
and 19 which date is February 10, 2005
and Note 2 which date is August 5, 2005.

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
                                                      =========   =========

    The accompanying Notes are an integral part of the Financial Statements.

ALLIS-CHALMERS CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS                        YEARS ENDED DECEMBER 31.
(in thousands, except per share amounts)                  2003         2002        2001
                                                        ---------   ---------   ---------
                                                        (Restated)

Revenues                                                $ 32,724    $ 17,990    $  4,796
Cost of revenues                                          24,029      14,640       3,331
                                                        ---------   ---------   ---------
Gross margin                                               8,695       3,350       1,465

General and administrative expense                         6,169       3,792       2,898
Personnel restructuring costs                                 --         495          --
Abandoned acquisition/private placement costs                 --         233          --
                                                        ---------   ---------   ---------
Total operating expenses                                   6,169       4,520       2,898
                                                        ---------   ---------   ---------
Income/ (loss) from operations                             2,526      (1,170)     (1,433)

Other income (expense):
Interest income                                                3          49          41
Interest expense                                          (2,467)     (2,256)       (869)
Minority interests in income of subsidiaries                (343)       (189)         --
Factoring costs on note receivable                            --        (191)         --
Settlement on lawsuit                                      1,034          --          --
Gain on sale of interest in AirComp                        2,433          --          --
Other                                                        111          58         (12)
                                                        ---------   ---------   ---------
Total other income (expense)                                 771      (2,529)       (840)
                                                        ---------   ---------   ---------
Net income/ (loss) before income taxes                     3,297      (3,699)     (2,273)
Provision for foreign income tax                            (370)       (270)          --
                                                        ---------   ---------   ---------
Net income/ (loss) from continuing operations              2,927      (3,969)     (2,273)

(Loss) from discontinued operations                           --          --        (291)
(Loss) from sale of discontinued operations                   --          --      (2,013)
                                                        ---------   ---------   ---------
Net (loss) from discontinued operations                       --          --      (2,304)
                                                        ---------   ---------   ---------
Net income/ (loss)                                         2,927      (3,969)     (4,577)
Preferred stock dividend                                    (656)       (321)         --
                                                        ---------   ---------   ---------
Net income/ (loss) attributed to common stockholders    $  2,271   $  (4,290)   $ (4,577)
                                                        =========   =========   =========

Income/ (loss) per common share - basic
                             Continued operations       $   0.12   $   (0.23)   $  (0.57)
                             Discontinued operations          --          --       (0.58)
                                                        ---------   ---------   ---------
                                                        $   0.12   $   (0.23)   $  (1.15)
                                                        =========   =========   =========

Income/ (loss) per common share - diluted
                             Continued operations       $   0.10   $   (0.23)   $  (0.57)
                             Discontinued operations          --          --       (0.58)
                                                        ---------   ---------   ---------
                                                        $   0.10   $   (0.23)   $  (1.15)
                                                        =========   =========   =========

Weighted average number of common shares outstanding:
                              Basic                       19,633      18,831       3,952
                                                        =========   =========   =========
                              Diluted                     29,248      18,831       3,952
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

The components of basic and diluted earnings per share are as follows:

                                                                                      2003
                                                                                 -------------
                                                                                   (RESTATED)
                                                                                 (In thousands,
                                                                                except earnings
                                                                                   per share)
Numerator:
Net income available for common stockholders                                     $       2,271

Plus income impact of assumed conversions:
     Preferred stock dividends/interest                                                    656
                                                                                 -------------
Net income (loss) applicable to common stockholders
     Plus assumed conversions                                                    $       2,927

Denominator:
     Denominator for basic earnings per share - weighted
        average shares outstanding                                                      19,633
     Effect of potentially dilutive common shares:
        Convertible preferred stock and employee and director stock options              9,616
                                                                                 -------------

Denominator for diluted earnings per share - weighted
     average shares outstanding and assumed conversions                                 29,248

Basic earnings (loss) per share                                                  $       0.12
                                                                                 ============
Diluted earning (loss) per share                                                 $       0.10
                                                                                 ============

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

A restated earnings per share calculation for the year ended December 31, 2003 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands, except for share amounts:

                                                                     YEAR ENDED DECEMBER 31, 2003
                                                              ------------------------------------------
                                                                   AS                            AS
                                                                REPORTED     ADJUSTMENTS      RESTATED
                                                              ------------   ------------   ------------
Income/ (loss) per common share - diluted                     $       0.08   $       0.02   $       0.10
                                                              ============   ============   ============

Weighted average number of common shares outstanding:
      Diluted                                                       28,805            445         29,248
                                                              ============   ============   ============

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

A restated consolidated balance sheet at December 31, 2003, a restated consolidated of operations and a restated consolidated statement of cash flows for the year ended December 31, 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                                 At December 31, 2003
                                                                 --------------------
                                                           As
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
                                                        =========        ========     =========

                                                                     Year Ended December 31, 2003
                                                                     ----------------------------
                                                                   As                            As
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
                                                                =========                      =========

                                                                   Year Ended December 31, 2003
                                                                   ----------------------------
                                                                 As
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

                                        Three Months     Three Months     Three Months
                                        Ended            Ended            Ended
                                        March 31, 2003   June 30, 2003    September 30, 2003
                                        --------------   -------------    ------------------
Net income (loss) attributed to
    common stockholders
Previously reported                     $   (183)        $  (330)         $  1,136
Adjustment - gain on sale of stock
in a subsidiary                               --              --             2,433
Adjustment - depreciation expense             --              --               (49)
Adjustment - minority interest expense        --              --                22
Adjustment - foreign tax expense            (158)            (92)              (93)
Restated                                    (341)           (422)            3,449

Net income (loss) per share, basic
    and diluted
Previously reported                     $  (0.01)        $ (0.02)         $   0.06
Total adjustments                          (0.01)          (0.01)             0.13
Restated                                   (0.02)          (0.03)             0.18

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
                                                                =========   =========   =========

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                   ---------   ---------   ---------   ---------
                                                           (Restated) (Restated)
                                      (In thousands, except per share amounts)
YEAR 2003

Revenues                           $  6,999    $  7,340    $  8,089    $ 10,296

Operating income (loss)               1,023         910         678         (85)

Net income (loss)                        53        (335)      3,537        (328)
                                   ---------   ---------   ---------   ---------
Preferred stock dividend               (394)        (87)        (88)        (87)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (341)   $   (422)   $  3,449    $   (415)
                                   =========   =========   =========   =========
Income (loss) per common share
  Basic:                           $  (0.02)   $  (0.02)   $   0.18    $  (0.02)
                                   =========   =========   =========   =========
Income (loss) per common share
  Diluted:                         $  (0.02)   $  (0.02)   $   0.12    $  (0.02)
                                   =========   =========   =========   =========

YEAR 2002

Revenues                           $  3,253    $  4,238    $  4,775    $  5,724

Operating income (loss)                (133)       (729)       (540)        232

Net income (loss)                      (640)       (869)     (1,505)       (955)
                                   ---------   ---------   ---------   ---------
Preferred stock dividend                (58)        (87)        (87)        (89)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (698)   $   (956)   $ (1,592)   $ (1,044)
                                   =========   =========   =========   =========
Income (loss) per common share
  (Basic and diluted)              $  (0.04)   $  (0.05)   $  (0.08)   $  (0.06)
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

ITEM 9A - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements.

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

On August 4, 2005, our Board of Directors, upon the recommendation of the Audit Committee of our Board of Directors, concluded that our previously issued financial statements for the periods from July 1, 2003 through March 31, 2005, were required to be restated to correct the understatement of net income per share which resulted from a miscalculation of the number of basic and diluted shares outstanding on a weighted average basis in accordance with SFAS No. 128, Earnings Per Share. The deficiency resulted from errors discovered by our independent accountants on August 1, 2005, while reviewing our financial statements for the quarter ended June 30, 2005. The major components of the errors were as follows:

     o For all periods involved we had not applied the treasury stock method of accounting for options and warrants as prescribed in SFAS No. 128. Specifically, we overstated diluted shares outstanding because we failed to reduce diluted shares outstanding by the number of shares that could be purchased with the proceeds to us from the exercise of dilutive warrants and options.
     o In 2003 and 2004, we overstated diluted shares by not correctly calculating the number of common shares into which our preferred stock was convertible; by not applying the "if converted" method of calculating diluted net earnings which requires that dividends actually paid on preferred stock be added to net income attributed to common shares in calculating diluted earnings per common share; and by continuing to report the preferred shares as dilutive after the preferred shares were converted to common stock on April 2, 2004.
     o During the third quarter of 2004, we misstated the number of common shares outstanding on a weighted average basis due to a mathematical error in calculating the number of days certain shares issued during the quarter were outstanding.

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

We have restated our financial statements as set forth in Note 2 to the Consolidated Financial Statements contained in Part II, Item 8.

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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     o There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed


The Index to Financial Statements is included on page xv of this report. Financial statements Schedules not included in this report have been omitted because they are not applicable or the required information is included in the Financial Statements or Notes thereto. The exhibits listed on the Exhibit Index located at Page 26 of this Annual Report are filed as part of this Form 10K.


(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibits listed on the Exhibit Index located at Page 51-- of this Annual Report are filed as part of this Form 10K.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2005.





/S/ MUNAWAR H. HIDAYATALLAH
------------------------------------
MUNAWAR H. HIDAYATALLAH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN

                                  EXHIBIT INDEX

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. (i)