Form 10-Q/A
period 2004-03-31
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

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

2.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 17

4.   Controls and Procedures................................................ 23


                                     PART II

6.   Exhibits and Reports on Form 8-K....................................... 24

Signatures and Certifications............................................... 25

                                INTRODUCTORY NOTE
                                -----------------

Allis-Chalmers Energy Inc. is filing this Amendment No. 2 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2004 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 EARNINGS PER SHARE. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements.



     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 4. CONTROLS AND  PROCEDURES

     PART II

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Unaffected items have not been repeated in this Amendment No. 2.

     PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE ONE-TO-FIVE REVERSE STOCK SPLIT OF OUR COMMON STOCK EFFECTED JUNE 10, 2004, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K, OUR QUARTERLY REPORTS ON FORM 10-Q FOR THEPERIODS ENDED MARCH 31, 2005 AND JUNE 30, 2005, OR THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED AFTER THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE.

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


                                                  4


                                ALLIS-CHALMERS CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited)(in thousands, except per share)

                                                                  Three Months Ended
                                                            March 31, 2004   March 31, 2003
                                                            --------------   --------------
                                                                      (Restated)
Revenues                                                      $    9,661      $    6,999
Cost of revenues                                                   7,528           4,995
                                                              ----------      ----------
    Gross margin                                                   2,133           2,004

General and administrative expense                                 1,103             981
                                                              ----------      ----------
Income from operations                                             1,030           1,023

Other income (expense):
   Interest expense                                                 (569)           (637)
   Minority interests in income of subsidiaries                      (73)           (187)
   Other                                                             187              12
                                                              ----------      ----------
Total other income (expense)                                        (455)           (812)
                                                              ----------      ----------
Net income before income taxes                                       575             211

   Provision for foreign income tax                                 (103)           (158)
                                                              ----------      ----------
Net income                                                           472              53

         Preferred stock dividend                                    (88)           (394)
                                                              ----------      ----------
Net income/(loss) attributed to common shareholders           $      384      $     (341)
                                                              ==========      ==========

Income/(loss) per common share basic                          $     0.02      $    (0.02)
                                                              ==========      ==========

Income/(loss) per common share diluted                        $     0.02      $    (0.02)
                                                              ==========      ==========
Weighted average number of common shares outstanding:
                     Basic                                        19,633          19,633
                                                              ==========      ==========
                     Diluted                                      31,201          19,633
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

A restated earnings per share calculation for the quarter ended March 31, 2004 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands, except for share amounts:

                                                               THREE MONTHS ENDED MARCH 31, 2004
                                                               ---------------------------------
                                                              AS                                 AS
                                                           REPORTED        ADJUSTMENTS       RESTATED
                                                           --------        -----------       --------
Income/ (loss) per common share - diluted                  $    0.01        $     0.01       $    0.02

Weighted average number of common shares outstanding:
      Diluted                                                 28,808             2,393          31,201

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

A restated consolidated balance sheet at March 31, 2004, and a restated consolidated statement of operations and a restated consolidated statement of cash flows for the three months ended March 31, 2004, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                               At March 31, 2004
                                                             -----------------
                                                       As                        As
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
                                                    =========     =========    =========

                                            10


                                                         Three Months March 31, 2004
                                                         ---------------------------
                                                       As                           As
                                                    Reported     Adjustments     Restated
                                                    --------     -----------     --------
Revenues                                            $   9,661            --     $   9,661
Cost of revenues                                        7,389           139         7,528
                                                    ---------     ---------     ---------
Gross margin                                            2,272          (139)        2,133

General and administrative expense                      1,103            --         1,103
                                                    ---------     ---------     ---------
Income/ (loss) from operations                          1,169          (139)        1,030

Other income (expense):
Interest income                                            --            --            --
Interest expense                                         (569)           --          (569)
Minority interests in income of subsidiaries              (95)           22           (73)
Other                                                     187            --           187
                                                    ---------     ---------     ---------
Total other income (expense)                             (477)           22          (455)
                                                    ---------     ---------     ---------
Net income/ (loss) before income taxes                    692          (117)          575

Provision for foreign income tax                         (103)           --          (103)
                                                    ---------     ---------     ---------
Net income/ (loss)                                        589          (117)          472

Preferred stock dividend                                  (88)           --           (88)
                                                    ---------     ---------     ---------
Net income attributed to common stockholders        $     501     $    (117)    $     384
                                                    =========     =========     =========

Income/ (loss) per common share - basic             $    0.03     $    (0.01)   $    0.02
                                                    =========     ===========   =========
Income/ (loss) per common share - diluted           $    0.02     $    (0.01)   $    0.01
                                                    =========     ===========   =========

Weighted average number of common shares
outstanding:
        Basic                                          19,633              --      19,633
                                                    =========     ===========   =========
        Diluted                                        28,808              --      28,808
                                                    =========     ===========   =========


                                                            Three Months Ended March 31, 2004
                                                            ---------------------------------
                                                             As                           As
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


                                                             Three Months
                                                                 Ended
                                                             March 31, 2003
                                                             --------------
Net income (loss) attributed to common shareholders:
Previously reported                                           $       (183)
Adjustment                                                            (158)
                                                              -------------
Restated                                                      $       (341)
                                                              =============

Net income (loss) per share, basic and diluted:
Previously reported                                           $      (0.01)
Adjustment                                                           (0.00)
                                                              -------------
Restated                                                      $      (0.01)
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

We had a net income attributed to common shareholders of $384,000 for the quarter ended March 31, 2004 compared with a net loss of ($341,000) for the quarter end March 31, 2003.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

We have restated our financial statements as set forth in Note 2 to the Consolidated Financial Statements contained in Part I, Item 1.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits listed on the Exhibit Index located at Page 26 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K

                                     PART II


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