Form 10-Q/A
period 2004-06-30
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

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

2.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................ 19

4.   Controls and Procedures................................................ 26


                                     PART II

6.   Exhibits and Reports on Form 8-K....................................... 28

Signatures and Certifications............................................... 29

INTRODUCTORY NOTE

Allis-Chalmers Energy Inc. is filing this Amendment No. 2 to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 2004 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 Earnings Per Share. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements.

     Part I. Financial Information

     Item 1. Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

     Part II

     Item 6. Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 2.

     PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2005 AND JUNE 30, 2005 AND THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE.

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


                                                   4

                                          ALLIS-CHALMERS CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)(in thousands, except per share)

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                       2004          2003          2004          2003
                                                    ----------    ----------    ----------    ----------
                                                    (Restated)                  (Restated)
                                                               (in thousands, except per share)
Revenues                                            $   11,422    $    7,340    $   21,083    $   14,339
Cost of sales                                            8,419         5,410        15,947        10,405
                                                    ----------    ----------    ----------    ----------

   Gross Profit                                          3,003         1,930         5,136         3,934

General and administrative expense                       1,853         1,020         2,956         2,001
                                                    ----------    ----------    ----------    ----------

   Income/ (loss) from operations                        1,150           910         2,180
                                                                                                   1,933

Other Income (expense)
   Interest income                                           -             -             -             -
   Interest expense                                       (499)         (843)       (1,068)       (1,480)
   Other                                                    18          (186)          205          (174)
   Minority interest                                      (139)         (124)         (212)         (311)
                                                    ----------    ----------    ----------    ----------

Net income/(loss) before income taxes                      530          (243)        1,105           (32)
                                                    ----------    ----------    ----------    ----------

   Provision for income taxes                             (117)          (92)         (220)         (250)
                                                    ----------    ----------    ----------    ----------

Net income/ (loss)                                         413          (335)          885          (282)
                                                    ----------    ----------    ----------    ----------

   Preferred stock dividend                                (36)          (87)         (124)         (481)
                                                    ----------    ----------    ----------    ----------

Net income/ (loss) attributed to common shares      $      377    $     (422)   $      761    $     (763)
                                                    ==========    ==========    ==========    ==========

Net income/ (loss) per common share  basic          $     0.06    $    (0.11)   $     0.15    $    (0.19)
                                                    ==========    ==========    ==========    ==========

Net income/ (loss) per common share diluted         $     0.05    $    (0.11)   $     0.13    $    (0.19)
                                                    ==========    ==========    ==========    ==========

Weighted average number of common shares
outstanding
     Basic                                               6,256         3,927         5,091         3,927
                                                    ==========    ==========    ==========    ==========

    Diluted                                             7,619         3,927         6,907         3,927
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

A restated earnings per share calculation for the quarter ended June 30, 2004 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands, except for share amounts:

                                                                   THREE MONTHS ENDED JUNE 30, 2004
                                                            -------------------------------------------
                                                                 AS                             AS
                                                              REPORTED     ADJUSTMENTS       RESTATED
                                                            ------------   ------------    ------------
Income/ (loss) per common share - diluted                   $       0.04   $       0.01    $       0.05
                                                            ============   ============    ============

Weighted average number of common shares outstanding:
      Diluted                                                     10,237         (2,618)          7,619
                                                            ============   ============    ============

                                                                    SIX MONTHS ENDED JUNE 30, 2004
                                                            -------------------------------------------
                                                                 AS                             AS
                                                              REPORTED     ADJUSTMENTS       RESTATED
                                                            ------------   ------------    ------------
Income/ (loss) per common share - diluted                   $       0.09   $       0.04    $       0.13
                                                            ============   ============    ============

Weighted average number of common shares outstanding:
      Diluted                                                      8,394         (1,487)          6,907
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

A restated consolidated balance sheet at June 30, 2004, a restated consolidated statement of operations for the three months and six months ended June 30, 2004 and a restated consolidated statement of cash flows for the six months ended June 30, 2004, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                             At June 30, 2004
                                                             ----------------
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
                                                    =========    =========   =========

                                                      Three Months Ended June 30, 2004
                                                      -------------------------------
                                                       As                         As
                                                    Reported    Adjustments    Restated
                                                    --------    -----------    --------
Revenues                                            $  11,422           --    $  11,422
Cost of revenues                                        8,340           79        8,419
                                                    ---------    ---------    ---------
Gross margin                                            3,082          (79)       3,003

General and administrative expense                      1,853           --        1,853
                                                    ---------    ---------    ---------
Income/ (loss) from operations                          1,229          (79)       1,150

Other income (expense):
Interest income                                            --           --           --
Interest expense                                         (499)          --         (499)
Minority interests in income of subsidiaries             (161)          22         (139)
Other                                                      18           --           18
                                                    ---------    ---------    ---------
Total other income (expense)                             (642)          22         (620)
                                                    ---------    ---------    ---------
Net income/ (loss) before income taxes                    587          (57)         530

Provision for foreign income tax                         (117)          --         (117)
                                                    ---------    ---------    ---------
Net income/ (loss)                                        470          (57)         413

Preferred stock dividend                                  (36)          --          (36)
                                                    ---------    ---------    ---------
Net income attributed to common stockholders        $     434    $     (57)   $     377
                                                    =========    =========    =========

Income/ (loss) per common share - basic             $    0.07    $   (0.01)   $    0.06
                                                    =========    =========    =========

Income/ (loss) per common share - diluted           $    0.04    $    -       $    0.04
                                                    =========    ==========   =========

Weighted average number of common shares
outstanding:
     Basic                                              6,253                    6,253
                                                    =========                 =========
     Diluted                                           10,237                   10,237
                                                    =========                 =========

                                                       Six Months Ended June 30, 2004
                                                       ------------------------------
                                                        As                        As
                                                     Reported   Adjustments    Restated
                                                     --------   -----------    --------
Revenues                                            $  21,083           --    $  21,083
Cost of revenues                                       15,729          218       15,947
                                                    ---------    ---------    ---------
Gross margin                                            5,354         (218)       5,136

General and administrative expense                      2,956           --        2,956
                                                    ---------    ---------    ---------
Income/ (loss) from operations                          2,398         (218)       2,180

Other income (expense):
Interest income                                            --           --           --
Interest expense                                       (1,068)          --       (1,068)
Minority interests in income of subsidiaries             (256)          44         (212)
Other                                                     205           --          205
                                                    ---------    ---------    ---------
Total other income (expense)                           (1,119)          44       (1,075)
                                                    ---------    ---------    ---------
Net income/ (loss) before income taxes                  1,279         (174)       1,105

Provision for foreign income tax                         (220)          --         (220)
                                                    ---------    ---------    ---------
Net income/ (loss)                                      1,059         (174)         885

Preferred stock dividend                                 (124)          --         (124)
                                                    ---------    ---------    ---------
Net income attributed to common stockholders        $     935    $    (174)   $     761
                                                    =========    =========    =========

Income/ (loss) per common share - basic             $    0.15    $      --    $    0.15
                                                    =========    =========    =========

Income/ (loss) per common share - diluted           $    0.09    $      --    $    0.09
                                                    =========    =========    =========

Weighted average number of common shares
outstanding:
     Basic                                              5,077          --         5,077
                                                    =========    =========    =========
     Diluted                                            8,394           --        8,394
                                                    =========    =========    =========

                                                           Six Months Ended June 30, 2004
                                                           ------------------------------
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

We had a net income attributed to common shareholders of $377,000 for the quarter ended June 30, 2004 compared with a net loss of ($422,000) for the quarter end June 30, 2003.

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

The Company had a pro forma net income of $377,000 for the quarter ended June 30, 2004 compared with a pro forma net loss of ($666,000) for the quarter ended June 30 2003.

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

We had a net income attributed to common shareholders of $761,000 for the six months ended June 30, 2004 compared with a net loss of ($763,000) for the six months ended June 30, 2003.

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

The Company incurred a pro forma net income of $761,000 for the six months ended June 30, 2004 compared with a pro forma net loss of ($298,000) for the six months ended June 30 2003.


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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index located at Page 30 of this Quarterly Report are filed as part of this Form 10-Q.

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