Form 10-Q/A
period 2004-09-30
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

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

       Restated Consolidated Statements of Cash Flows for the nine months
       Ended September 30, 2004 and 2003..................................... 6

       Notes to Restated Consolidated Financial Statements................... 7

2.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................ 21

4.     Controls and Procedures.............................................. 31


                                     PART II

6.     Exhibits and Reports on Form 8-K..................................... 33


Signatures and Certifications............................................... 34

INTRODUCTORY NOTE

Allis-Chalmers Energy Inc. is filing this Amendment No. 2 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2004 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 Earnings Per Share. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements.

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

         PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2005 AND JUNE 30, 2005 AND CURRENT REPORTS ON FORM 8-K SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE.

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
                                                   =============     =============     =============     =============

Net income/ (loss) per common share  basic         $       0.06      $       0.88      $       0.21      $       0.68
                                                   =============     =============     =============     =============

Net income/ (loss) per common share  diluted       $       0.05      $       0.59      $       0.18      $       0.56
                                                   =============     =============     =============     =============

Weighted average number of common shares
outstanding
     Basic                                               8,298             3,927             6,168             3,927
                                                   =============     =============     =============     =============

    Diluted                                              9,828             5,969             7,890             5,804
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

The components of basic and diluted earnings per share are as follows:

Nine months ended September 30,                               2004         2003
                                                           ----------   ----------
                                                           (Restated)   (Restated)
                                                            (In thousands, except
                                                              earnings per share)
Numerator:
Net income available for common stockholders               $    1,276   $    2,687

Plus income impact of assumed conversions:
     Preferred stock dividends/interest                           124          569
                                                           ----------   ----------
Net income (loss) applicable to common stockholders
     Plus assumed conversions                              $    1,400   $    3,256
                                                           ==========   ==========
Denominator:
     Denominator for basic earnings per share - weighted
          average shares outstanding                            6,168        3,927
     Effect of potentially dilutive common shares:
          Convertible preferred stock and employee and
             director stock options                             1,722        1,877
                                                           ----------   ----------
Denominator for diluted earnings per share - weighted
     average shares outstanding and assumed conversions         7,890        5,804
                                                           ==========   ==========

Basic earnings (loss) per share                            $     0.21   $     0.68
Diluted earning (loss) per share                           $     0.18   $     0.56


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

A restated earnings per share calculation for the quarter ended September 30, 2004 and 2003 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands, except for share amounts:

A restated earnings per share calculation for the quarter ended September 30, 2004 and 2003 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands, except for share amounts:

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                              AS                           AS
                                                            REPORTED    ADJUSTMENTS     RESTATED
                                                          -----------   -----------   -----------
Income/ (loss) per common share - basic                   $      0.04   $      0.02   $      0.06
Income/ (loss) per common share - diluted                 $      0.04   $      0.01   $      0.05
Weighted average number of common shares outstanding:
      Basic                                                    11,599        (3,301)        8,298
      Diluted                                                  14,407        (4,579)        9,828


                                                            NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                              AS                          AS
                                                            REPORTED    ADJUSTMENTS    RESTATED
                                                          -----------   -----------   -----------
Income/ (loss) per common share - basic                   $      0.18   $      0.03   $      0.21
Income/ (loss) per common share - diluted                 $      0.13   $      0.05   $      0.18
Weighted average number of common shares outstanding:
      Basic                                                     7,285        (1,117)        6,168
      Diluted                                                   9,980        (2,090)        7,890


                                                           THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                               AS                         AS
                                                            REPORTED    ADJUSTMENTS    RESTATED
                                                          -----------   -----------   -----------
Income/ (loss) per common share - diluted                 $      0.60   $     (0.01)  $      0.59
Weighted average number of common shares outstanding:
      Diluted                                                   5,761           208         5,969


                                                            NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                               AS                         AS
                                                            REPORTED    ADJUSTMENTS     RESTATED
                                                          -----------   -----------   -----------
Income/ (loss) per common share - diluted                 $      0.46   $      0.10   $      0.56
Weighted average number of common shares outstanding:
      Diluted                                                   5,761            43         5,804

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

A restated consolidated balance sheet at September 30, 2004 and 3003, and a restated consolidated statement of operations and a restated consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                          At September 30, 2004
                                                          ---------------------
                                                     As                         As
                                                  Reported    Adjustments   Restated
                                                  --------    -----------   --------
ASSETS

Cash and cash equivalents                         $ 12,992                  $ 12,992
Trade receivables, net of allowance for
  doubtful accounts                                 10,419                    10,419
Lease Receivable, current                              180                       180
Prepaid expenses and other                           1,496                     1,496
                                                  ---------                 ---------
Total current assets                                25,087                    25,087

Property and equipment, net of accumulated
  depreciation                                      28,818        4,491       33,309
Goodwill                                            10,331                    10,331
Other intangible assets, net of accumulated
  amortization                                       3,089                     3,089
Debt issuance costs, net of accumulated
  amortization                                         635                       635
Lease receivable, less current portion                 590                       590
Other Assets                                            79                        79
                                                  ---------    ---------    ---------
Total Assets                                      $ 68,629     $  4,491     $ 73,120
                                                  =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt              $  4,858                  $  4,858
Trade accounts payable                               2,566                     2,566

Accrued salaries, benefits and payroll taxes           481                       481
Accrued interest                                       283                       283
Accrued expenses                                     1,331                     1,331
Accounts payable, related parties                      406                       406
                                                  ---------                 ---------
Total current liabilities                            9,925                     9,925

Accrued postretirement benefit obligations             510                       510
Long-term debt, net of current maturities           25,241                    25,241
Other long-term liabilities                            129                       129
Redeemable warrants                                  1,500                     1,500
Redeemable convertible preferred stock
including accrued dividends                             --                        --
                                                  ---------                 ---------
Total liabilities                                   37,305                    37,305

Commitments and Contingencies

Minority interests                                     886        1,388        2,274

COMMON STOCKHOLDERS' EQUITY

Common stock                                           130                       130
Capital in excess of par value                      37,425          955       38,380
Accumulated (deficit)                               (7,117)       2,148       (4,969)
                                                  ---------    ---------    ---------
Total stockholders' equity                          30,438        3,103       33,541
                                                  ---------    ---------    ---------
Total liabilities and stockholders' equity        $ 68,629     $  4,491     $ 73,120
                                                  =========    =========    =========


                                                             11










                                                    Three Months September 30, 2004          Three Months September 30, 2003
                                                    ------------------------------           ------------------------------
                                                     As                         As            As                           As
                                                  Reported    Adjustments    Restated      Reported    Adjustments     Restated

Revenues                                         $ 11,888            --      $ 11,888      $  8,089            --      $  8,089
Cost of revenues                                    8,145            79         8,224         6,011            49         6,060
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Gross margin                                        3,743           (79)        3,664         2,078           (49)        2,209

General and administrative expense                  2,425            --         2,425         1,351            --         1,351
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income/ (loss) from operations                      1,318           (79)        1,239           727           (49)          678

Other income (expense):
Interest income                                        --            --            --            --            --            --
Interest expense                                     (566)           --          (566)         (521)           --          (521)
Minority interests in income of subsidiaries          (56)           22           (34)          (26)           22            (4)
Settlement on lawsuit                                  --            --            --         1,034            --         1,034
Gain on sale of stock in a subsidiary                  --            --            --            --         2,433         2,433
Other                                                  19            --            19            10           --             10
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total other income (expense)                         (603)           22          (581)         (497)        2,455         2,952
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss) before income taxes                715           (57)          658         1,224         2,406         3,630

Provision for foreign income tax                     (139)           --          (139)          (93)           --           (93)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss)                                    576           (57)          519         1,131         2,406         3,537

Preferred stock dividend                               --           --             --          (88)           --            (88)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income attributed to common stockholders     $    576      $    (57)     $    519      $  1,043      $  2,406      $  3,449
                                                 =========     =========     =========     =========     =========     =========

Income/ (loss) per common share - basic          $   0.05                    $   0.04      $   0.27                    $   0.87
                                                 =========                   =========     =========                   =========

Income/ (loss) per common share - diluted        $   0.04                    $   0.04      $   0.18                    $   0.60
                                                 =========                   =========     =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                      11,599                       11,599         3,927                       3,927
                                                 =========                   =========     =========                   =========
        Diluted                                    14,407                       14,407         5,672                       5,761
                                                 =========                   =========     =========                   =========


                                                                             12











                                                    Nine Months September 30, 2004           Nine Months September 30, 2003
                                                    ------------------------------           ------------------------------
                                                     As                         As            As                          As
                                                  Reported    Adjustments    Restated      Reported    Adjustments     Restated
                                                  --------    -----------    --------      --------    -----------     --------
Revenues                                         $ 32,989            --      $ 32,989      $ 22,428            --      $ 22,428
Cost of revenues                                   23,893           298        24,191        16,212            49        16,261
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Gross margin                                        9,096          (298)        8,798         6,216           (49)        6,167

General and administrative expense                  5,381            --         5,381         3,759            --         3,759
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income/ (loss) from operations                      3,715          (298)        3,417         2,457           (49)        2,408

Other income (expense):
Interest income                                        --            --            --            --            --            --
Interest expense                                   (1,634)           --        (1,634)       (1,797)           --        (1,797)
Minority interests in income of subsidiaries         (315)           67          (248)         (337)           22          (315)
Settlement on lawsuit                                  --            --            --         1,034            --         1,034
Gain on sale of stock in a subsidiary                  --            --            --            --         2,433         2,433
Other                                                 224            --           224          (164)           --          (164)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total other income (expense)                       (1,725)           67        (1,658)       (1,264)        2,455         1,191
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss) before income taxes              1,990          (231)        1,759         1,193         2,406         3,599

Provision for foreign income tax                     (359)           --          (359)         (343)           --          (343)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income/ (loss)                                  1,631          (231)        1,400           850         2,406         3,256

Preferred stock dividend                             (124)           --          (124)         (569)           --          (569)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net income attributed to common stockholders     $  1,507      $   (231)     $  1,276      $    281      $  2,406      $  2,687
                                                 =========     =========     =========     =========     =========     =========

Income/ (loss) per common share - basic          $   0.21                    $   0.18      $   0.07                    $   0.68
                                                 =========                   =========     =========                   =========

Income/ (loss) per common share - diluted        $   0.15                    $   0.13      $   0.05                    $    0.46
                                                 =========                   =========     =========                   =========

Weighted average number of common shares
outstanding:
        Basic                                       7,285                       7,285         3,927                       3,927
                                                 =========                   =========     =========                   =========
        Diluted                                     9,980                       9,980         5,761                       5,761
                                                 =========                   =========     =========                   =========


                                                               13











                                                       Nine Months September 30, 2004           Nine Months September 30, 2003
                                                       ------------------------------           ------------------------------
                                                       As                          As            As                          As
                                                    Reported      Adjustment    Restated      Reported    Adjustment      Restated
                                                    --------      ----------    --------      --------    ----------      --------
Cash flows from operating activities:
Net income/ (loss)                                  $  1,631      $   (231)     $  1,400      $    850      $  2,406      $  3,256
Adjustments to reconcile net income/ (loss) to
net cash provided by operating activities:
Depreciation and amortization  expense                 2,098           298         2,396         2,050            49         2,099
Fair value of warrant issued to consultant                14            --            14            --            --            --
(Gain) / loss on settlement of lawsuit                    --            --            --        (1,034)           --        (1,034)
(Gain) / loss on sales on interest in AirComp             --            --            --            --        (2,433)       (2,433)
Amortization of discount on debt                         143            --           143           442            --           442
Minority interest in income of subsidiaries              315           (67)          248           337           (22)          315
Changes in working capital:
Decrease (increase) in accounts receivable            (1,417)           --        (1,417)       (2,882)           --        (2,882)
Decrease (increase) in other current assets             (609)           --          (609)         (697)           --          (697)
Decrease (increase) in other assets                      (39)           --           (39)           35            --            35
Decrease (increase) in lease deposit                      --            --            --           525            --           525
Decrease (increase) in lease receivable                  197            --           197           106            --           106
Increase (decrease) in accounts payable                 (725)           --          (725)        2,738            --         2,738
Increase (decrease) in accrued interest                  131            --           131          (264)           --          (264)
Increase (decrease) in accrued expenses                 (471)           --          (471)         (323)           --          (323)
Increase (decrease) in other long-term liabilities      (141)           --          (141)           --            --            --
Increase (decrease) in accrued employee benefits
and payroll taxes                                       (557)           --          (557)           90            --            90
                                                    ---------     ---------     ---------     ---------     ---------     ---------

Net cash provided by operating activities                570            --           570         1,973            --         1,973

Cash flows from investing activities:
Acquisition of Safco, net of cash acquired              (959)                       (959)           --                          --
Purchase of equipment                                 (2,120)                     (2,120)       (5,086)                     (5,086)
Proceeds from sale of equipment                           --                          --           700                         700
                                                    ---------                   ---------     ---------                   ---------

Net cash (used) by investing activities               (3,079)                     (3,079)       (4,386)                     (4,386)

Cash flows from financing activities:
Proceeds from issuance of common stock, net           16,946                      16,946            --                          --
Proceeds from issuance of long-term debt                  --                          --         9,616                       9,616
Repayments of long-term debt                          (2,427)                     (2,427)       (6,925)                     (6,925)
Debt issuance costs                                     (317)                       (317)         (304)                       (304)
                                                    ---------                   ---------     ---------                   ---------

Net cash provided (used) by financing activities      14,202                      14,202         2,387                       2,387
                                                    ---------                   ---------     ---------                   ---------

Net increase (decrease) in cash and cash
equivalents                                           11,693                      11,693           (26)                        (26)

Cash and cash equivalents:

Beginning of the year                                  1,299                       1,299           146                         146
                                                    ---------                   ---------     ---------                   ---------

End of the year                                     $ 12,992                    $ 12,992      $    120                    $    120
                                                    =========                   =========     =========                   =========

Supplemental information:

Interest paid                                       $  1,491                    $  1,491      $  1,796                    $  1,796
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

                                           Three Months       Six Months
                                           Ended              Ended
                                           March 31, 2004     June 30, 2004
                                           --------------     --------------

Net income (loss) attributed to
    common stockholders
Previously reported                        $         501      $         935
Adjustment - depreciation expense                   (139)              (218)
Adjustment - minority interest expense                22                 44
                                           --------------     --------------
Restated                                   $         384      $         761

Net income (loss) per share, basic
Previously reported                        $        0.13      $        0.18
Total adjustments                                  (0.03)             (0.03)
                                           --------------     --------------
Restated                                   $        0.10      $        0.15

Net income (loss) per share, diluted
Previously reported                        $        0.09      $        0.15
Total adjustments                                  (0.02)             (0.02)
                                           --------------     --------------
Restated                                   $        0.07      $        0.13

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

                                                            Nine Months Ended
                                                              September 30,
                                                                   2003
                                                                   ----
                                                                (Restated)
                                                               (Unaudited)
                                                          (in thousands, except
                                                           earnings per share)

Revenues                                                      $     24,150

Operating income (loss)                                       $      2,785

Net income (loss)                                             $      3,488

Net income (loss) per common share                            $      2,879

       Basic                                                  $       0.73
       Diluted                                                $       0.60

NOTE 4 - DEBT

Debt at September 30, 2004 was as follows (in thousands):

Debt of Mountain Air
Note payable - Equipment leasing                                        $   211
Note payable to Seller of Mountain Air Drilling Service Company           1,577

Debt of Jens'
Line of Credit with Wells Fargo                                             209
Note payable - Term Note                                                  3,091
Note payable - Real Estate Note                                              73
Subordinated Note payable to Seller of Jens'                              4,000
Note payable to Seller of Jens' for non-compete agreement                   576
Note payable - Term Note                                                    315

Debt of Strata
Line of Credit                                                            2,681
Vendor financing                                                          1,746
Note payable to Sellers of Safco for non-compete agreement                  150

Debt of Allis-Chalmers
Notes payable to certain former directors                                   398
Note payable - Subordinated debt                                          2,268

Debt of AirComp
Line of Credit                                                              925
Note payable - Term Note                                                  6,571
Note payable - Delayed Draw                                                 490
Subordinated Note Payable to M-I LL C                                     4,818

Total Debt                                                              $30,099
                                                                        --------

Less: short term debt and current maturities                              4,858

Long-term debt obligations                                              $25,241
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

OPERATING ACTIVITIES

In the nine months ended September 30, 2004, we generated $570,000 in cash from operating activities compared to $2.0 million in cash from operating activities for the same period in 2003. Net income before preferred stock dividend for the first nine months of 2004 decreased to $1.4 million, compared to $3.2 million in the comparable 2003 period. Net income in 2003 includes a $1.0 million gain from the settlement of a lawsuit and a $2.4 million gain on sale of interest in AirComp. Non-cash additions to net income totaled $2.8 million in the 2004 period compared to a negative ($591,000) in the 2003 period, consisting principally of depreciation and amortization expense, amortization of discount of debt and minority interest in the income of a subsidiary, offset in the 2003 period, by the non-cash gain totaling 3.4 million.

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

Change in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:

o        In August 2004, we hired a new chief financial officer.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index located at Page 36 of this Quarterly Report are filed as part of this Form 10-Q.

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