Form 10-K/A
period 2004-12-31
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

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

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                             2004 FORM 10-K CONTENTS
                             -----------------------


                                INTRODUCTORY NOTE

Allis-Chalmers Energy Inc. is filing this Amendment No. 2 to the Company's Annual report on Form 10-K for the year ended December 31, 2004 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 EARNINGS PER SHARE. The restatement is discussed in more detail in Note 2 to the accompanying consolidated financial statements.



 ITEM                                                                       PAGE
 ----                                                                       ----

                                     PART II

6.  Selected Financial Data................................................    1
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................    2
8.  Financial Statements...................................................   22
9A. Controls and Procedures................................................   59


                                     PART IV


Signatures and Certifications..............................................   62



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

ITEM 6.   SELECTED FINANCIAL DATA.

                    SELECTED HISTORICAL FINANCIAL INFORMATION


The following selected historical financial information for each of the five years ended December 31, 2004, has been derived from our audited consolidated financial statements and related notes. This information is only a summary and should be read in conjunction with material contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with our financial statements included elsewhere. As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," we have during the past four years effected a number of business combinations and other transactions that materially affect the comparability of the information set forth below. Our historical consolidated financial statements have been restated for the years ended December 31, 2004 and 2003, as described in the notes to our consolidated financial statements included elsewhere herein.


                                                         Year Ended December 31,
                                                  (in thousands, except per share data)


                                            2004        2003         2002        2001       2000
                                          --------   ----------   ---------   ---------   -------
                                         (Restated)  (Restated)
                                                       STATEMENT OF OPERATIONS DATA


Revenues                                  $ 47,726   $   32,724   $ 17,990    $  4,796    $   --
Income (loss) from operations             $  4,227   $    2,625   $ (1,072)   $ (1,433)   $ (627)
Net income (loss) from continuing
  operations                              $    888   $    2,927   $ (3,969)   $ (2,273)   $ (627)
Net income (loss) attributed to
  common stockholders                     $    764   $    2,271   $ (4,290)   $ (4,577)   $ (627)


Per Share Data:
Net Income (loss) from continuing
  operations per common share:
Basic                                     $   0.10   $     0.58   $  (1.14)   $  (2.88)   $(7.84)
Diluted                                   $   0.09   $     0.50   $  (1.14)   $  (2.88)   $(7.84)

Weighted average number of common
shares outstanding:
Basic                                        7,930        3,927      3,766         790        80
Diluted                                      9,510        5,850      3,766         790        80


                                                       CONSOLIDATED BALANCE SHEET DATA

                                                               December 31,
                                                  (in thousands, except per share data)
                                            2004        2003        2002        2001       2000
                                          --------   ----------   --------    --------    ------
                                                     (Restated)
Total Assets                              $ 80,192   $   53,662   $ 34,778    $ 12,465    $2,360
Long-term debt classified as:
   Current                                $  5,541   $    3,992   $ 13,890    $  1,023    $   --
   Long-Term                              $ 24,932   $   28,241   $  7,331    $  6,833    $   --
Redeemable convertible
Preferred stock                                 --   $    4,171   $  3,821    $     --    $   --
Stockholders' Equity                      $ 35,109   $    4,541   $  1,009    $  1,250    $2,348

Book value per share                      $   4.43   $     1.16   $   0.27    $   1.58    $29.35

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

As discussed in Note 2 to the consolidated financial statements, the Company restated the consolidated financial statements as of and for the year ended December 31, 2004

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
April 8, 2005, except as to Note 2 which date
is August 5, 2005

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

                                   /S/ GORDON, HUGHES & BANKS, LLP
                                   -------------------------------

Greenwood Village, Colorado
March 3, 2004, except as to Note 11 which date is June 10, 2004 and Notes 2 and 17 which date is February 10, 2005 and
Note 2 which date is August 5, 2005.

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

                                       24

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                            YEARS ENDED DECEMBER 31.
                                                          2004         2003        2002
                                                        ---------   -----------  ---------
                                                        Restated)    (Restated)
Revenues                                                $ 47,726    $   32,724   $ 17,990
Cost of revenues                                          35,300        24,029     14,640
                                                        ---------   -----------  ---------
Gross margin                                              12,426         8,695      3,350

General and administrative expense                      $  8,011    $    6,169      3,792
Personnel restructuring costs                                 --            --        495
Abandoned acquisition/private placement costs                 --            --        233
Post-retirement medical costs                                188           (99)       (98)
                                                        ---------   -----------  ---------
Total operating expenses                                   8,199         6,070      4,422
                                                        ---------   -----------  ---------
Income(loss)from operations                                4,227         2,625     (1,072)

Other income(expense):
Interest income                                               32             3         49
Interest expense                                          (2,808)       (2,467)    (2,256)
Minority interests in income of subsidiaries                (321)         (343)      (189)
Factoring costs on note receivable                            --            --       (191)
Settlement on lawsuit                                         --         1,034         --
Gain on sale of interest in AirComp                           --         2,433         --
Other                                                        272            12        (40)
                                                        ---------   -----------  ---------
Total other income (expense)                              (2,825)          672     (2,627)
                                                        ---------   -----------  ---------
Net income (loss) before income taxes                      1,402         3,297     (3,699)
Provision for foreign income tax                            (514)         (370)      (270)
                                                        ---------   -----------  ---------
Net income (loss)                                            888         2,927     (3,969)

Preferred stock dividend                                    (124)         (656)      (321)
                                                        ---------   -----------  ---------
Net income (loss) attributed to common stockholders     $    764    $    2,271   $ (4,290)
                                                        =========   ===========  =========


Income (loss) per common share - basic                  $   0.10    $     0.58   $  (1.14)
                                                        =========   ===========  =========
Income (loss) per common share - diluted                $   0.09    $     0.50   $  (1.14)
                                                        =========   ===========  =========


Weighted average number of common shares outstanding:


                              Basic                        7,930         3,927      3,766
                                                        =========   ===========  =========
                              Diluted                      9,510         5,850      3,766
                                                        =========   ===========  =========


   The accompanying Notes are an integral part of the Consolidated Financial Statements.

                                       25

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

Issuance of stock purchase warrants in
Connection with the $2 million equity raise              --           --          450            --           450

Issuance of common stock in
Connection with the $16.4 million equity raise    5,461,301           55       14,056            --        14,111

Issuance of stock purchase warrants in
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

                                                        26


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

                                            27

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


                                              FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              (in thousands, except per share
                                             2004          2003           2002
                                           --------      --------       --------
                                          (Restated)    (Restated)


Net income/ (loss):        As reported     $   764       $ 2,271        $(4,290)

Less total stock based employee
 compensation expense determined under
 fair value based method for all awards
 net of tax related effects                 (1,072)       (2,314)            --
                                           --------       -------       --------
Pro-forma net income (loss) to
 common stockholders'                      $  (308)      $   (43)       $(4,290)

Net income/ (loss) per share:
         Basic             As reported     $  0.10       $  0.58        $ (1.14)
                           Pro forma         (0.04)        (0.01)         (1.14)
                                           ========      ========       ========


         Diluted           As reported     $  0.09       $  0.50        $ (1.14)
                           Pro forma         (0.02)         0.10          (1.14)
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

The components of basic and diluted earnings per share are as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                           2004         2003
                                                         --------     --------
                                                        (Restated)   (Restated)
                                                         (In thousands, except
                                                          earnings per share)
Numerator:
Net income available for common stockholders             $    764     $  2,271

Plus income impact of assumed conversions:
   Preferred stock dividends/interest                         124          656
                                                         --------     --------
Net income (loss) applicable to common stockholders
   Plus assumed conversions                              $    888     $  2,927


Denominator:
   Denominator for basic earnings per share - weighted
     average shares outstanding                             7,930        3,927
   Effect of potentially dilutive common shares:
     Convertible preferred stock and employee and
     director stock options                                 1,580        1,923
                                                         --------     --------
Denominator for diluted earnings per share - weighted
average shares outstanding and assumed conversions          9,510        5,580

Basic earnings (loss) per share                          $   0.10     $   0.58
                                                         ========     ========
Diluted earning (loss) per share                         $   0.09     $   0.50
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

A restated earnings per share calculation for the years ended December 31, 2004 and 2003 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands except for share amounts:

                                                                       YEAR ENDED DECEMBER 31, 2004
                                                          ------------------------------------------------------
                                                                AS                                      AS
                                                             REPORTED          ADJUSTMENTS           RESTATED
                                                          --------------      --------------      --------------
Income/(loss) per common share - diluted                  $         0.07      $         0.02      $         0.09

Weighted average number of common shares outstanding:
      Diluted                                                     11,959              (2,449)              9,510
                                                          --------------      --------------      --------------


                                                                       YEAR ENDED DECEMBER 31, 2003
                                                          ------------------------------------------------------
                                                                AS                                      AS
                                                             REPORTED          ADJUSTMENTS           RESTATED
                                                          --------------      --------------      --------------

Income/(loss) per common share - diluted                  $         0.39      $         0.11      $         0.50


Weighted average number of common shares outstanding:
      Diluted                                                      5,761                  89               5,850
                                                          --------------      --------------      --------------

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

A restated consolidated balance sheet at December 31, 2003, a restated consolidated of operations and a restated consolidated statement of cash flows for the year ended December 31, 2003, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                                  At December 31, 2003
                                                          ------------------------------------
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
                                                          =========   ===========    =========

                                                              Year Ended December 31, 2003
                                                          ------------------------------------
                                                             As                          As
                                                          Reported    Adjustments    Restated
                                                          ---------   ------------   ---------
Revenues                                                  $ 32,724                   $ 32,724
Cost of revenues                                            23,931             98      24,029
                                                          ---------   ------------   ---------
Gross margin                                                 8,793            (98)      8,695

General and administrative expense                           6,169                      6,169
                                                          ---------   ------------   ---------
Income/ (loss) from operations                               2,624            (98)      2,526

Other income (expense):
Interest income                                                  3             --           3
Interest expense                                            (2,467)            --      (2,467)
Minority interests in income of subsidiaries                  (387)            44        (343)
Settlement on lawsuit                                        1,034             --       1,034
Gain on sale of stock in a subsidiary                           --          2,433       2,433
Other                                                          111             --         111
                                                          ---------   ------------   ---------
Total other income (expense)                                (1,706)         2,477         771
                                                          ---------   ------------   ---------

Net income/ (loss) before income taxes                         918          2,379       3,297

Provision for foreign income tax                              (370)            --        (370)
                                                          ---------   ------------   ---------
Net income/ (loss)                                             548          2,379       2,927

Preferred stock dividend                                      (656)            --        (656)
                                                          ---------   ------------   ---------
Net income attributed to common stockholders              $   (108)   $     2,379    $  2,271
                                                          =========   ============   =========


Income/ (loss) per common share - basic                   $  (0.03)                  $   0.58
                                                          =========                  =========


Income/ (loss) per common share - diluted                 $  (0.03)                  $   0.39
                                                          =========                  =========


Weighted average number of common shares outstanding:
        Basic                                                3,927                      3,927
                                                          =========                  =========
        Diluted                                              5,761                      5,761
                                                          =========                  =========

                                                              Year Ended December 31, 2003
                                                          ------------------------------------
                                                             As                         As
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
                                                          =========                  =========

In addition, the 2004 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2004. The effect of the restatement on the individual Quarterly financial statements is as follows:

                                           Three Months     Three Months     Three Months
                                           Ended            Ended            Ended
                                           March 31, 2004   June 30, 2004    September 30, 2004
                                           --------------   -------------    ------------------
Net income (loss) attributed to
    common stockholders
   Previously reported                         $     501       $     434           $       576
   Adjustment - depreciation expense                (139)            (79)                  (79)
   Adjustment - minority interest expense             22              22                    22
   Restated                                          384             377                   519


Net income (loss) per share, basic
   Previously reported                         $    0.13       $    0.07           $      0.05
   Total adjustments                               (0.03)          (0.01)                (0.01)
   Restated                                         0.10            0.06                  0.04



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

                                           Three Months     Three Months     Three Months
                                           Ended            Ended            Ended
                                           March 31, 2003   June 30, 2003    September 30, 2003
                                           --------------   -------------    ------------------
Net income (loss) attributed to
 common stockholders
   Previously reported                         $    (183)      $    (330)          $     1,136
   Adjustment - gain on sale of stock
     in a subsidiary                                  --              --                 2,433
   Adjustment - depreciation expense                  --              --                   (49)
   Adjustment - minority interest expense             --              --                    22
   Adjustment - foreign tax expense                 (158)            (92)                  (93)
   Restated                                         (341)           (422)                3,449


Net income (loss) per share, basic and diluted
   Previously reported                         $   (0.05)      $   (0.08)          $      0.29
   Total adjustments                               (0.04)          (0.03)                 0.58
   Restated                                        (0.09)          (0.11)                 0.87


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

                                              Year Ended December 31,
                                                    (UNAUDITED)
                                         (in thousands, except per share)
                                           2004        2003        2002
                                         --------    --------    --------
Revenues                                 $ 58,103    $ 34,446    $ 19,142

Operating income (loss)                  $  5,405    $  3,008    $   (401)

Net income (loss)                        $  1,367    $    411    $ (4,431)

Net income (loss) per common share


       Basic                             $   0.17    $   0.10    $  (1.18)
       Diluted                           $   0.14    $   0.07    $  (1.18)


NOTE 5 - INVENTORIES

      Inventories are comprised of the following at December 31:

                                          2004       2003
Hammer bit inventory
Finished goods                           $   857     $  --
Work in process                              385        --
Raw materials                                151        --
                                         -------     -----

Total hammer bit inventory               $ 1,393     $  --

Hammer inventory                             417        --

Chemical inventory                           254        --

Coil tubing and related inventory            309        --
                                         -------     -----

Total inventory                          $ 2,373     $  --
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

As described in Note 8, former directors of the Company were issued promissory notes in 2000 in lieu of compensation for services. A total of $402,000 included in the short-term debt of the Company is due these former directors of the Company as of December 31, 2004. All but three notes were paid on the maturity date of March 28, 2005. There is approximately $96,300 that remains outstanding including accrued interest.

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
                                                                           (Restated)
                                                                         (in thousands)
Non-cash investing and financing transactions in
 connection with the acquisitions of Jens' and Strata:

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

Non-cash investing and financing transactions in connection with the formation of AirComp:


Other non-cash investing and financing transactions
 in connection with AirComp:
Issuance of debt to joint venture by M-I                              --      (4,818)         --
Contribution of property, plant and equipment by
  M-I to joint venture                                                --      10,269          --
Increase in minority interest                                         --      (2,063)         --
(Gain) on sale of stock in a subsidiary                               --      (2,433)         --
Difference of Company's investment cost basis in AirComp
  and their share of underlying equity of net assets
  of AirComp                                                          --        (955)         --
                                                                ---------   ---------   ---------
Net cash paid in connection with the joint venture              $     --    $     --    $     --
                                                                =========   =========   =========
Non-cash investing and financing transactions in
connection with the acquisitions of Safco, Diamond
 Air and Downhole:


Fair Value of net assets acquired                               $ (4,867)         --          --
Goodwill and other intangibles                                    (3,839)         --          --
Value of common stock, issued                                      2,177          --          --
Value of minority interest contribution                            2,070          --          --
                                                                ---------   ---------   ---------
                                                                $ (4,459)   $     --    $     --
Non-cash investing and financing transaction in
connection with the remaining acquisition of the 19% of Jens:

Fair Value of net assets acquired                               $   (813)         --          --
Goodwill and other intangibles                                    (3,676)         --          --
Value of common stock issued                                       6,434          --          --
Value of minority interest retirement                             (1,945)         --          --
                                                                ---------   ---------   ---------
                                                                      --          --          --
                                                                =========   =========   =========

NOTE 20- QUARTERLY RESULTS (UNAUDITED)


                                   First       Second      Third      Fourth
                                   Quarter     Quarter     Quarter    Quarter
                                  ----------  ----------  ----------  ---------
                                  (Restated)  (Restated)  (Restated)  (Restated)
                                     (In thousands, except per share amounts)


YEAR 2004

Revenues                          $   9,661   $  11,422   $  11,888    $ 14,755

Operating income                      1,030       1,150       1,239         808

Net income (loss)                       472         413         519        (516)
                                  ----------  ----------  ----------   ---------
Preferred stock dividend                (88)        (36)         --          --
                                  ----------  ----------  ----------   ---------
Net income (loss) attributed to
common shares                     $     384   $     377   $     519    $   (516)
                                  ==========  ==========  ==========   =========

Income (loss) per common share
  Basic:                          $     .10   $     .06   $     .06    $  (0.04)
                                  ==========  ==========  ==========   =========
Income (loss) per common share
  Diluted:                        $     .08   $     .05   $     .05    $  (0.04)
                                  ==========  ==========  ==========   =========



                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                   ---------   ---------   ---------   ---------
                                                           (Restated) (Restated)
                                     (In thousands, except per share amounts)

YEAR 2003

Revenues                           $  6,999    $  7,340    $  8,089    $ 10,296$


Operating income                      1,023         910         678          14

Net income (loss)                        53        (335)      3,357        (328)
                                   ---------   ---------   ---------   ---------
Preferred stock dividend               (394)        (87)        (88)        (87)
                                   ---------   ---------   ---------   ---------
Net income (loss) attributed to
common shares                      $   (341)   $   (422)   $  3,449    $   (415)
                                   =========   =========   =========   =========
Income (loss) per common share
  (Basic)                          $  (0.09)   $  (0.11)   $   0.88    $  (0.11)
                                   =========   =========   =========   =========
Income (loss) per common share
  Diluted:                         $  (0.09)   $  (0.11)   $   0.59    $  (0.11)
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

ITEM 9A.  CONTROLS AND PROCEDURES.


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

Management, including our chief executive officer and our chief financial officer has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"). Management has concluded that, as of the Evaluation Date, due to the deficiencies described below, our controls and procedures over financial reporting were not effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial accounting officer, to allow timely decisions regarding required disclosure. As described below, we are taking steps to remediate the deficiencies in our control over the financial reporting process.

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

         o        In October 2004, we hired full-time general counsel

         o In October 2004, we dismissed out prior independent auditors and engaged new independent auditors who we believe have greater experience serving publicly traded companies.

         o In the fourth quarter of 2004, we engaged an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and testing internal control. In addition, we are improving our financial accounting systems by implementing a more integrated accounting software solution.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(c) EXHIBITS


The exhibits listed on the Exhibit Index located at Page 63 of this Annual Report are filed as part of this Form 10K/A.

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


21.1      Subsidiaries of Registrant.


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