Form 10-Q/A
period 2005-03-31
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

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

                5075 WESTHEIMER, SUITE 890, HOUSTON, TEXAS 77056
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

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


At May 3, 2005 there were  13,852,797 shares of common stock outstanding.

                           ALLIS-CHALMERS ENERGY INC.

                                   FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005



                               INTRODUCTORY NOTE

Allis-Chalmers Energy Inc. is filing this Amendment No. 1 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2005 to reflect the restatement of our financial results resulting from an error in the application of SFAS No. 128 EARNINGS PER SHARE. The restatement is discussed in more detail in Note 5 to the accompanying consolidated financial statements.



                                TABLE OF CONTENTS
                                -----------------

                                     PART I

ITEM                                                                       PAGE
----                                                                       ----

1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2005 and
    December 31, 2004......................................................   3

   Consolidated Income Statements for the three months
    Ended March 31, 2005 and 2004..........................................   4

   Consolidated Statements of Cash Flows for the three months
     ended March 31, 2005 and 2004.........................................   5

   Notes to Consolidated Financial Statements..............................   6

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  19


4. Controls and Procedures.................................................  28


                                     PART II


6. Exhibits and Reports on Form 8-K........................................  30

Signatures and Certifications..............................................  31


Unaffected items have not been repeated in this Amendment No. 1.

         PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2005 AND OUR CURRENT REPORTS ON FORM 8-K FILED SUBSEQUENT TO THE ORIGINAL FILING DATE. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE THE ORIGINAL FILING DATE INCLUDING ALL AMENDMENTS THERETO.


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

                                             3






                             ALLIS-CHALMERS Energy Inc.
                           CONSOLIDATED INCOME STATEMENTS
                          (in thousands, except per share)
                                     (unaudited)


                                                             Three Months Ended
                                                          March 31,        March 31,
                                                            2005             2004
                                                         -----------     -----------
                                                         (Restated)      (Restated)


Revenues                                                 $    19,334     $     9,661

Cost of revenues                                              12,785           6,909
Depreciation expense                                             914             619
                                                         -----------     -----------
Total cost of revenues                                        13,699           7,528

    Gross margin                                               5,635           2,133

General and administrative expense                             2,994             884
Amortization expense                                             394             219
                                                         -----------     -----------
Total general and administrative costs                         3,388           1,103

Income from operations                                         2,247           1,030

Other income (expense):
   Interest expense                                             (521)           (569)
   Settlement on lawsuit                                         115              --
   Other                                                          33             187
                                                         -----------     -----------
Total other income (expense)                                    (373)           (382)
                                                         -----------     -----------
Net income before minority interest and income taxes           1,874             648

   Minority interest  in income of subsidiaries                 (144)            (73)
   Provision for foreign taxes                                  (163)           (103)
                                                         -----------     -----------
Net income                                                     1,567             472

         Preferred stock dividend                                 --             (88)
                                                         -----------     -----------
Net income attributed to common shareholders             $     1,567     $       384
                                                         ===========     ===========

Income per common share basic                            $       .12     $      0.10
                                                         ===========     ===========


Income per common share diluted                          $       .11     $      0.08
                                                         ===========     ===========
Weighted average number of common shares outstanding:
                     Basic                                    13,632           3,927
                                                         ===========     ===========
                     Diluted                                  14,695           6,240
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

                                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                   (IN THOUSANDS, EXCEPT PER SHARE)
                                                                     2005                     2004
                                                                  ----------              ----------
                                                                                          (RESTATED)

Net income:                                 As reported           $    1,567              $      384

Less total stock based employee
   compensation expense determined
   under fair value based method
   for all awards net of tax
   related effects                                                    (2,902)                     --
                                                                  ----------              ----------
Pro-forma net income to
   common stockholders'                                           $   (1,335)             $      384


Net income per share:
   Basic                                    As reported           $     0.12              $     0.10
                                                                  ==========              ==========
                                            Pro Forma             $    (0.10)             $     0.10
                                                                  ==========              ==========

   Diluted                                  As reported           $     0.11              $     0.08
                                                                  ==========              ==========

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

The components of basic and diluted earnings per share are as follows:


                                                       March 31,           March 31,
                                                         2005                2004
                                                  (in thousands, except earnings per share)
                                                      (Restated)          (Restated)
Numerator:
Net income available for common stockholders         $    1,567           $      384


Plus income impact of assumed conversions:
     Preferred stock dividends                               --                   88
                                                     ----------           ----------

Net income applicable to common stockholders
     Plus assumed conversions                        $    1,567           $      472

Denominator:
     Denominator for basic earnings per share -
       weighted average shares outstanding               13,632                3,927


     Effect of potentially dilutive common shares:
       Convertible preferred stock and employee
          and director stock options                      1,063                2,313
                                                     ----------           ----------

Denominator for diluted earnings per share -
  weighted average shares outstanding and
  assumed conversions                                   14,695                 6,240

Basic earnings per share                             $     0.12           $     0.10
                                                     ==========           ==========
Diluted earning per share                            $     0.11           $     0.08
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

A restated earnings per share calculation for the quarter ended March 31, 2005 and 2004 reflecting the above adjustments to our results as previously presented or restated (see below), is presented below. The amounts are in thousands except for share amounts:

                                                                   THREE MONTHS ENDED MARCH 31, 2005
                                                          ------------------------------------------------------
                                                                AS                                      AS
                                                             REPORTED          ADJUSTMENTS           RESTATED
                                                          --------------      --------------      --------------
Income/(loss) per common share - diluted                  $         0.09      $         0.02      $         0.11

Weighted average number of common shares outstanding:
      Diluted                                                     17,789              (3,094)             14,695
                                                          --------------      --------------      --------------


                                                                   THREE MONTHS ENDED MARCH 31, 2004
                                                          ------------------------------------------------------
                                                                AS                                      AS
                                                             REPORTED          ADJUSTMENTS           RESTATED
                                                          --------------      --------------      --------------

Income/(loss) per common share - diluted                  $         0.05      $         0.03      $         0.08


Weighted average number of common shares outstanding:
      Diluted                                                      5,762                 478               6,240
                                                          --------------      --------------      --------------

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

A restated consolidated balance sheet at March 31, 2004, and a restated consolidated income statement and a restated consolidated statement of cash flows for the three months ended March 31, 2004, reflecting the above adjustments, is presented below. The amounts are in thousands, except for share amounts:

                                                         At March 31, 2004
                                                         ------------------
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
                                                  =========     =========    ========

                                                    Three Months March 31, 2004
                                                    ------------------------------
                                                     As                          As
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
                                                =========                   =========



                                                     Three Months Ended March 31, 2004
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

RESTATEMENT


The Company understated diluted earnings per share due to an incorrect calculation of its weighted shares outstanding for the third and fourth quarters of 2003, for each of the first three quarters of 2004, for the year ended December 31, 2004 and the for the quarter ended March 31, 2005. In addition, the Company understated basic earnings per share due to an incorrect calculation of its weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, the Company has restated its financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of SFAS 128, EARNINGS PER SHARE. The effect of the restatement is to reduce weighted average diluted shares outstanding for each period and to reduce weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, weighted average diluted earnings per share were increased for each period and weighted average basic earnings per share was increased for the quarter ended September 30, 2004. As a result, earnings per share were increased in each period in inverse proportion to the decrease in shares outstanding. See Note 5 to our consolidated financial statements included in Part I, Item 1.


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

ITEM 4. CONTROLS AND PROCEDURES.


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

We have restated our financial statements as set forth in Note 5 to the Consolidated Financial Statements contained in Part I, Item 1.

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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:

         o In March 2005, we hired a certified public accountant to be our financial reporting manager.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits listed on the Exhibit Index located at Page 32 of this Quarterly Report are filed as part of this Form 10-Q/A.

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