Form 10-Q/A
period 2005-06-30
Allis Chalmers Energy Inc.
filed 2005-08-17
CIK 3982

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

                                INTRODUCTORY NOTE
                                -----------------

We are filing this Amendment No. 1 to our Quarterly report on Form 10-Q for the quarter ended June 30, 2005 to properly disclose Item 4 as a result of our restatements related to Earnings Per Share and Joint Venture Accounting. The restatements are discussed in more detail in Note 6 to the consolidated financial statements that were originally filed for the quarter ended June 30, 2005.


                               TABLE OF CONTENTS
                               -----------------

                                     PART I


ITEM                                                                      PAGE
----                                                                      ----

4.       Controls and Procedures..........................................  3


                                     PART II


2.       Exhibits and Reports on Form 8-K.................................  4

Signatures and Certifications.............................................  5

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

We have restated our financial statements as set forth in Note 6 to the Consolidated Financial Statements contained in Part I, Item 1.

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

     o In July 2005, we reassigned our chief accounting officer to oversee our corporate systems and hired a certified public accountant who has prior experience as a chief accounting officer of a publicly traded company to be our chief accounting officer.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the Exhibit Index located at Page 6 of this Quarterly Report are filed as part of this Form 10-Q/A.

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


                                              ALLIS-CHALMERS ENERGY INC.
                                              --------------------------
                                                    (REGISTRANT)

                                              /S/ MUNAWAR H. HIDAYATALLAH
                                              ----------------------------------
                                              MUNAWAR H. HIDAYATALLAH
                                              CHIEF EXECUTIVE OFFICER AND
                                              CHAIRMAN

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