Form 10-Q/A
period 2004-09-30
Allis Chalmers Energy Inc.
filed 2005-08-18
CIK 3982

                 UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 3


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

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS
                                -----------------



                                     PART I

ITEM                                                                       PAGE
----                                                                       ----

4.     Controls and Procedures.............................................. 3


                                     PART II

6.     Exhibits and Reports on Form 8-K..................................... 5


Signatures and Certifications............................................... 6


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

                               INTRODUCTORY NOTE


Allis-Chalmers Energy Inc. is filing this Amendment No. 3 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2004 to revise its disclosure set forth in Item 4 relating to changes in internal control over financial reporting.


                          PART I. FINANCIAL INFORMATION

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

Change in Internal Control Over Financial Reporting.


There were the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:


o        In August 2004, we hired a new chief financial officer.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the Exhibit Index located at Page 7 of this Quarterly Report are filed as part of this Form 10-Q.

(b) Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2005.



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