Form 10-K/A
period 2004-12-31
Allis Chalmers Energy Inc.
filed 2005-08-18
CIK 3982

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

                             2004 FORM 10-K CONTENTS
                             -----------------------


                                INTRODUCTORY NOTE


Allis-Chalmers Energy Inc. is filing this Amendment No. 3 to the Company's Annual report on Form 10-K for the year ended December 31, 2004 to revise the disclosure relating to changes in internal control over financial reporting.


 ITEM                                                                       PAGE
 ----                                                                       ----

                                     PART II

9A. Controls and Procedures................................................   3


                                     PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   5


Signatures and Certifications..............................................   6



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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.


The following changes were made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:


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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) EXHIBITS


The exhibits listed on the Exhibit Index located at Page 7 of this Annual Report are filed as part of this Form 10K/A.

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

21.1 Subsidiaries of Registrant (filed with the original filing of this report).

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