Form 10-Q/A
period 2005-03-31
Allis Chalmers Energy Inc.
filed 2005-08-18
CIK 3982

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

                           ALLIS-CHALMERS ENERGY INC.

                                   FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                               INTRODUCTORY NOTE


Allis-Chalmers Energy Inc. is filing this Amendment No. 2 to the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2005 to revise its disclosure set forth in Item 4 relating to changes in internal control over financial reporting.




                                TABLE OF CONTENTS
                                -----------------


                                     PART I

ITEM                                                                       PAGE
----                                                                       ----



4. Controls and Procedures.................................................  3


                                     PART II


6. Exhibits and Reports on Form 8-K........................................  4

Signatures and Certifications..............................................  6


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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.


The following were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:


         o In March 2005, we hired a certified public accountant to be our financial reporting manager.

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits listed on the Exhibit Index located at Page 7 of this Quarterly Report are filed as part of this Form 10-Q/A.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2005.



                                        ALLIS-CHALMERS ENERGY INC.
                                        --------------------------
                                               (REGISTRANT)

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