Form 10-Q/A
period 2005-06-30
Allis Chalmers Energy Inc.
filed 2005-08-18
CIK 3982

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

                                INTRODUCTORY NOTE
                                -----------------


We are filing this Amendment No. 2 to our Quarterly report on Form 10-Q for the quarter ended June 30, 2005 to revise its disclosure set forth in Item 4 relating to changes in internal control over financial reporting.



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