Form 10-Q
period 2005-09-30
Allis Chalmers Energy Inc.
filed 2005-11-10
CIK 3982

UNITED STATE SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
At October 17, 2005 there were 16,572,328 shares of common stock outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$3,909	$7,344
Trade receivables, net	23,777	12,986
Inventory	5,217	2,373
Lease receivable, current	—	180
Prepaid expenses and other	1,014	1,495

Total current assets	33,917	24,378

Property and equipment, net	75,516	37,679
Goodwill	12,042	11,776
Other intangible assets, net	7,264	5,057
Debt issuance costs, net	783	685
Lease receivable, less current portion	—	558
Other assets	40	59

Total assets	$129,562	$80,192

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$4,636	$5,541
Trade accounts payable	8,703	5,694
Accrued salaries, benefits and payroll taxes	701	615
Accrued interest	462	470
Accrued expenses	4,688	1,852
Accounts payable, related parties	78	740

Total current liabilities	19,268	14,912

Accrued postretirement benefit obligations	335	687
Long-term debt, net of current maturities	51,491	24,932
Deferred income taxes	750	—
Other long-term liabilities	342	129

Total liabilities	72,186	40,660

Commitments and contingencies
Minority interests	—	4,423

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 16,453,714 issued and outstanding at September 30, 2005 and 20,000,000 shares authorized and 13,611,525 issued and outstanding at December 31, 2004)	165	136
Capital in excess of par value	57,940	40,331
Accumulated deficit	(729)	(5,358)

Total stockholders’ equity	57,376	35,109

Total liabilities and stockholders’ equity	$129,562	$80,192

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED INCOME STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues	$28,908	$11,888	$71,830	$32,989

Cost of revenues
Direct costs	19,280	7,633	47,756	22,395
Depreciation	1,391	591	3,397	1,796

Total cost of revenues	20,671	8,224	51,153	24,191

Gross margin	8,237	3,664	20,677	8,798

General and administrative	4,261	2,227	10,720	4,781
Amortization	452	198	1,272	600

Income from operations	3,524	1,239	8,685	3,417

Other income (expense):
Interest	(977)	(566)	(2,143)	(1,634)
Debt retirement	(1,087)	—	(1,087)	—
Other	63	19	221	224

Total other income (expense)	(2,001)	(547)	(3,009)	(1,410)

Net income before minority interest and income taxes	1,523	692	5,676	2,007

Minority interest in income of subsidiaries	—	(34)	(488)	(248)
Provision for income taxes	(230)	(139)	(559)	(359)

Net income	1,293	519	4,629	1,400

Preferred stock dividend	—	—	—	(124)

Net income attributed to common shareholders	$1,293	$519	$4,629	$1,276

Net income per common share:
Basic	$0.09	$0.06	$0.33	$0.21
Diluted	$0.08	$0.05	$0.30	$0.18

Weighted average shares outstanding:
Basic	14,985	8,298	14,197	6,168
Diluted	16,601	9,828	15,589	7,890
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
		(Restated)
Cash Flows from Operating Activities:
Net income	$4,629	$1,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,397	1,796
Amortization	1,272	600
Amortization of note discount	9	143
Fair value of warrant issued to consultant		14
Write-off of deferred financing due to refinancing	653	—
Minority interest in income of subsidiaries	488	248
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(7,250)	(1,417)
(Increase) in other current assets	(1,522)	(412)
(Increase) in other assets	(171)	(39)
Increase (decrease) in accounts payable	1,058	(725)
Increase in accrued interest	497	131
Increase (decrease) in accrued expenses	1,269	(471)
(Decrease) in accrued salaries, benefits and payroll taxes	(287)	(557)
(Decrease) in other long-term liabilities	(160)	(141)

Net Cash Provided By Operating Activities	3,882	570

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash received	(15,416)	(959)
Acquisition of assets	(21,249)	—
Purchase of equipment	(9,585)	(2,120)

Net Cash Used In Investing Activities	(46,250)	(3,079)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	15,888	16,946
Proceeds from long-term debt	45,700	—
Repayments on long-term debt	(21,438)	(2,427)
Debt issuance costs	(1,217)	(317)

Net Cash Provided By Financing Activities	38,933	14,202

Net change in cash and cash equivalents	(3,435)	11,693

Cash and cash equivalents at beginning of period	7,344	1,299

Cash and cash equivalents at end of period	$3,909	$12,992

Supplemental information:
Interest paid	$2,151	$1,491
Foreign taxes paid	$459	$—
Non-cash transactions in connection with the acquisition of Target
Settlement of lease receivable	$592	$—
Deferred taxes	$750	$—
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109—1, Application of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004. The Act provides a tax deduction for income from qualified domestic production activities. FSP 109—1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109—1 is effective prospectively as of January 1, 2005.
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
NOTE 2 — ACQUISITIONS
On April 1, 2005, we acquired 100% of the outstanding stock of Delta Rental Service, Inc. (“Delta”) for $4.6 million in cash, 223,114 shares of our common stock and two promissory notes totaling $350,000. The purchase price was allocated to fixed assets and inventory. Delta, located in Lafayette, Louisiana, is a rental tool company providing specialty rental items to the oil and gas industry such as spiral heavy weight drill pipe, test plugs used to test blow-out preventors, well head retrieval tools, spacer spools and assorted handling tools.
On May 1, 2005, we acquired 100% of the outstanding capital stock of Capcoil Tubing Services, Inc. (“Capcoil”) for $2.7 million in cash, 168,161 shares of our common stock and the payment or assumption of approximately $1.3 million of debt. Capcoil, located in Kilgore, Texas, is engaged in downhole well servicing by providing coil tubing services to enhance production from existing wells. Goodwill of $117,000 and other identifiable intangible assets of $1.4 million were recorded in connection with the acquisition.
On July 11, 2005, we acquired the compressed air drilling assets of W.T. Enterprises, Inc. (“W.T.”), based in South Texas, for $6.0 million in cash. The equipment includes compressors, boosters, mist pumps and vehicles. Goodwill of $82,000 and other identifiable intangible assets of $1.5 million were recorded in connection with the acquisition.
On July 11, 2005, we acquired from M-I its 45% interest in AirComp LLC (“AirComp”) and subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued to M-I a $4.0 million subordinated note bearing interest at 5% per annum. As a result, we now own 100% of AirComp. The note issued to M-I is convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion.
On August 1, 2005, we acquired 100% of the outstanding capital stock of Target Energy Inc. (“Target”) for $1.3 million in cash and forgiveness of a lease receivable of approximately $0.6 million. The purchase price was allocated to the fixed assets of Target and resulted in the recording of a $0.8 million deferred tax liability. The results of Target are included in our directional and horizontal drilling segment as their Measure While Drilling equipment is utilized in that segment.
On September 1, 2005, we acquired the casing and tubing service assets of Patterson Services, Inc. for approximately $15.6 million. These assets are located in Corpus Christi, Texas; Kilgore, Texas; Lafayette, Louisiana and Houma, Louisiana.
The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired entities since the date of acquisition are included in our consolidated condensed income statement. The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of Delta, Capcoil, W.T. and the minority interest in AirComp and W.T. on our results of operations, based on the historical statements of operations, as if the transactions had occurred as of the beginning of the periods presented (in thousands, except per share amounts).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$29,016	$17,566	$76,869	$43,122
Operating income	3,558	1,887	9,667	4,717
Net income	1,321	892	5,692	2,037

Net income per common share:
Basic	$0.10	$0.10	$0.40	$0.31
Diluted	$0.07	$0.09	$0.36	$0.25

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — STOCK-BASED COMPENSATION
We account for our stock-based compensation using Accounting Principles Board Opinion No. 25. Under APB No. 25, compensation expense is only recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation. None of our stock options have been granted with an exercise price below market and accordingly, no compensation cost has been recognized under APB No. 25.
Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income as reported	$1,293	$519	$4,629	$1,276
Less: stock based employee compensation expense determined under fair value based method for all awards, net of tax	(863)	—	(2,368)	—

Pro forma net income	$430	$519	$2,261	$1,276

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income per common share:
As reported	$0.09	$0.06	$0.33	$0.21
Pro forma	$0.03	$0.06	$0.16	$0.21

Diluted net income per common share:
As reported	$0.08	$0.05	$0.30	$0.18
Pro forma	$0.03	$0.05	$0.15	$0.18
No options were granted in the third quarter of 2005 or during 2004. The following assumptions were applied in determining the pro forma compensation costs:

For the Nine
Months Ended
September 30, 2005
Expected dividend yield	—
Expected price volatility	98.65%
Risk-free interest rate	6.63%
Expected life of options	7 years
Weighted average fair value of options granted at market value	$3.12

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — INCOME PER COMMON SHARE
We compute income per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires companies to present basic and diluted earnings per share. Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. For periods through April 12, 2004, preferred dividends are deducted from net income and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted earnings per share.
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)

Numerator:
Net income available for common stockholders	$1,293	$519	$4,629	$1,276

Plus income impact of assumed conversions:
Preferred stock dividends	—	—	—	124

Net income applicable to common stockholders plus assumed conversions	$1,293	$519	$4,629	$1,400

Denominator:
Basic earnings per share — weighted average shares outstanding	14,985	8,298	14,197	6,168

Effect of potentially dilutive common shares:
Convertible preferred stock and employee and director stock options and warrants	1,616	1,530	1,392	1,722

Diluted earnings per share — weighted average shares outstanding and assumed conversions	16,601	9,828	15,589	7,890

Net income per share — basic	$0.09	$0.06	$0.33	$0.21

Net income per share — diluted	$0.08	$0.05	$0.30	$0.18

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill listed on the balance sheet totaled $12.0 million at September 30, 2005 and $11.8 million at December 31, 2004. Based on impairment testing performed during December of 2004 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three months and nine months ended September 30, 2005 were $324,000 and $975,000, respectively, compared to $104,000 and $340,000, respectively for the same periods last year. At September 30, 2005, net intangible assets totaled $7.3 million, net of $3.0 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT
Earnings Per Share.
We understated diluted earnings per share due to an incorrect calculation of our weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. We have restated our financial statements for each of those periods. In addition, we understated basic earnings per share due to an incorrect calculation of our weighted average basic shares outstanding for the quarter ended September 30, 2004. The incorrect calculation resulted from a mathematical error and an improper application of SFAS No. 128. The effect of the restatement is to reduce weighted average basic and diluted shares outstanding for the three and nine months ended September 30, 2004. Consequently, weighted average basic and diluted earnings per share for the three and nine months ended September 30, 2004 were increased.
A restated earnings per share calculation for the three and nine months ended September 30, 2004 to our results as previously restated (see following section), is presented below. The amounts are in thousands, except for per share amounts.

	Three Months Ended September 30, 2004
	As		As
	Reported	Adjustments	Restated
Income per common share — basic	$0.04	$0.02	$0.06
Income per common share- diluted	$0.04	$0.01	$0.05
Weighted average number of common shares outstanding:
Basic	11,599	(3,301)	8,298
Diluted	14,407	(4,579)	9,828

	Nine Months Ended September 30, 2004
	As		As
	Reported	Adjustments	Restated
Income per common share — basic	$0.18	$0.03	$0.21
Income per common share- diluted	$0.13	$0.05	$0.18
Weighted average number of common shares outstanding:
Basic	7,285	(1,117)	6,168
Diluted	9,980	(2,090)	7,890
AirComp Acquisition.
In connection with the formation of AirComp in 2003, we, along with M-I L.L.C. contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture. However in February 2005, we determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, Business Combinations and recorded the sale of an interest in a subsidiary, in accordance with SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. Consequently, we restated our financial statements for the quarter ended September 30, 2003, for the year ended December 31, 2003 and for the three quarters ended September 30, 2004, to reflect the following adjustments:
Increase in Book Value of Fixed Assets.
Under joint venture accounting, we originally recorded the value of the assets contributed by M-I to AirComp at M-I’s historical cost of $6.9 million. Under purchase accounting, we increased the recorded value of the assets contributed by M-I by approximately $3.3 million to $10.3 million to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, we established negative goodwill which reduced fixed assets in the amount of $1.6 million. The negative goodwill was amortized by us over the lives of the related fixed assets. Under purchase accounting, we increased fixed assets by $1.6 million to reverse the negative goodwill previously recorded and reversed amortization expenses recorded in 2004. As a result of the increase in fixed assets and the reversal of amortization of negative goodwill, depreciation expense increased by $298,000 for the nine months ended September 30, 2004 and $218,000 for the year ended December 31, 2003. Therefore, fixed assets were increased by a total of $4.5 million at September 30, 2004.
Increase in Minority Interest and Capital in Excess of Par Value.
Under purchase accounting, minority interest was increased by $1.5 million, which was partially offset by minority interest expense of $67,000 for the nine months ended September 30, 2004 and $44,000 for the year ended December 31, 2003. Under purchase accounting, the capital in excess of par was increased by $955,000.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
A restated consolidated balance sheet, reflecting the above adjustments follows (in thousands):

	At September 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Assets
Cash and cash equivalents	$12,992	$—	$12,992
Trade receivables, net	10,419	—	10,419
Lease receivable, current	180	—	180
Prepaid expenses and other	1,496	—	1,496

Total current assets	25,087	—	25,087

Property and equipment, net	28,818	4,491	33,309
Goodwill	10,331	—	10,331
Other intangible assets, net	3,089	—	3,089
Debt issuance costs, net	635	—	635
Lease receivable, less current portion	590	—	590
Other	79	—	79

Total Assets	$68,629	$4,491	$73,120

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$4,858	$—	$4,858
Trade accounts payable	2,566	—	2,566
Accrued salaries, benefits and payroll taxes	481	—	481
Accrued interest	283	—	283
Accrued expenses	1,331	—	1,331
Accounts payable, related parties	406	—	406

Total current liabilities	9,925	—	9,925

Accrued postretirement benefit obligations	510	—	510
Long-term debt, net of current maturities	25,241	—	25,241
Other long-term liabilities	129	—	129
Redeemable warrants	1,500	—	1,500

Total Liabilities	37,305	—	37,305

Commitments and contingencies

Minority interests	886	1,388	2,274

Stockholders’ Equity
Common stock	130	—	130
Capital in excess of par value	37,425	955	38,380
Accumulated (deficit)	(7,117)	2,148	(4,969)

Total Stockholders’ Equity	30,438	3,103	33,541

Total Liabilities and Stockholders’ Equity	$68,629	$4,491	$73,120

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
Increase in Net Income.
As a result of the increase in fixed assets, depreciation expense was increased for the three months ended September 30, 2004 by $49,000. As a result of the reversal of amortization of negative goodwill, depreciation expense for the three months was increased by $30,000. These items, along with a decrease in minority interest expense of $22,000 for the three months ended September 30, 2004, resulted in a reduction in net income attributable to common stockholders of $57,000 for the three months ended September 30, 2004.
A restated consolidated income statement reflecting the above adjustments follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Revenue	$11,888	$—	$11,888
Cost of revenues
Direct costs	7,633	—	7,633
Depreciation	512	79	591

Total cost of revenues	8,145	79	8,224

Gross margin	3,743	(79)	3,664

General and administrative expense	2,227	—	2,227
Amortization	198	—	198

Income (loss) from operations	1,318	(79)	1,239

Other income (expense):
Interest	(566)	—	(566)
Minority interests in income of subsidiaries	(56)	22	(34)
Other	19	—	19

Total other income (expense)	(603)	22	(581)

Net income (loss) before income taxes	715	(57)	658

Provision for foreign income tax	(139)	—	(139)

Net income (loss)	576	(57)	519

Preferred stock dividend	—	—	—

Net income (loss) attributed to common stockholders	$576	$(57)	$519

Net income per common share — basic	$0.05	$(0.01)	$0.04

Net income per common share — diluted	$0.04	$—	$0.04

Weighted average number of common shares outstanding:
Basic	11,599	—	11,599

Diluted	14,407	—	14,407

NOTE 6 — RESTATEMENT (Continued)
Increase in Net Income.
As a result of the increase in fixed assets, depreciation expense was increased for the nine months ended September 30, 2004 by $148,000. As a result of the reversal of amortization of negative goodwill, depreciation expense for the nine months was increased by $150,000. These items, along with a decrease in minority interest expense of $67,000 for the nine months ended September 30, 2004, resulted in a reduction in net income attributable to common stockholders of $231,000 for the nine months ended September 30, 2004.
A restated consolidated income statement reflecting the above adjustments follows (in thousands, except per share amounts):

	Nine Months Ended September 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Revenue	$32,989	$—	$32,989

Cost of revenues
Direct costs	22,395	—	22,395
Depreciation	1,498	298	1,796

Total cost of revenues	23,893	298	24,191

Gross margin	9,096	(298)	8,798

General and administrative expense	4,781	—	4,781
Amortization	600	—	600

Income (loss) from operations	3,715	(298)	3,417

Other income (expense):
Interest	(1,634)	—	(1,634)
Minority interests in income of subsidiaries	(315)	67	(248)
Other	224	—	224

Total other income (expense)	(1,725)	67	(1,658)

Net income (loss) before income taxes	1,990	(231)	1,759

Provision for foreign income tax	(359)	—	(359)

Net income (loss)	1,631	(231)	1,400

Preferred stock dividend	(124)	—	(124)

Net income (loss) attributed to common stockholders	$1,507	$(231)	$1,276

Net income per common share — basic	$0.21	$(0.03)	$0.18

Net income per common share — diluted	$0.15	$(0.02)	$0.13

Weighted average number of common shares outstanding:
Basic	7,285	—	7,285

Diluted	9,980	—	9,980

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RESTATEMENT (Continued)
A restated consolidated statement of cash flows reflecting the adjustments follows (in thousands):

	Nine Months Ended September 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net income (loss)	$1,631	$(231)	$1,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,098	298	2,396
Fair value of warrant issued to consultant	14	—	14
Amortization of discount on debt	143	—	143
Minority interest in income of subsidiaries	315	(67)	248
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,417)	—	(1,417)
(Increase) in other current assets	(609)	—	(609)
Decrease in other assets	158	—	158
Increase in accounts payable	(725)	—	(725)
Increase in accrued interest	131	—	131
(Decrease) in accrued expenses	(471)	—	(471)
(Decrease) in other long-term liabilities	(141)	—	(141)
(Decrease) in accrued employee benefits and payroll taxes	(557)	—	(557)

Net Cash Provided by Operating Activities	570	—	570

Cash Flows From Investing Activities:
Purchase of equipment	(2,120)	—	(2,120)
Acquisition of Safco, net of cash acquired	(959)	—	(959)

Net Cash Used by Investing Activities	(3,079)	—	(3,079)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	16,946	—	16,946
Repayments of long-term debt	(2,427)	—	(2,427)
Debt issuance costs	(317)	—	(317)

Net Cash Provided by Financing Activities	14,202	—	14,202

Net decrease in cash and cash equivalents	11,693	—	11,693

Cash and cash equivalents at beginning of the year	1,299	—	1,299

Cash and cash equivalents at end of the period	$12,992	$—	$12,992

Supplemental information:
Interest paid	$1,491	$—	$1,491

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — INVENTORIES
Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004

Hammer bits
Finished goods	$952	$857
Work in process	713	385
Raw materials	90	151

Total hammer bits	1,755	1,393
Hammers	524	417
Drive pipe	651	—
Rental supplies	234	—
Chemicals	191	254
Coiled tubing and related inventory	1,096	309
Shop supplies and related inventory	766	—

Total inventory	$5,217	$2,373

NOTE 8 — DEBT
Our long-term debt by the company where the debt relates consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
Allis-Chalmers Energy Inc
Revolving line of credit	$3,700	$2,353
Bank term loan	42,000	6,335
Notes payable to former directors	96	402

Allis-Chalmers Tubular Service, Inc.
Subordinated seller note	3,031	4,000
Note payable under non-compete agreement	329	514
Bank term loans	958	584

Strata Directional Technology, Inc.
Vendor financing	420	1,164

Safco Oil Field Products, Inc. and Delta
Note payable under non-compete agreement	125	150
Note payable to former owners of Delta	350	—

Downhole Injection Services, LLC and Capcoil
Vehicle and equipment installment notes	128	60
Note payable under non-compete agreements	330	—

Mountain Compressed Air Inc.
Term loan	160	198
Seller note	500	1,600

AirComp
Revolving line of credit	—	1,520
Bank term loan	—	6,775
Subordinated note payable to M-I	4,000	4,818

Total debt	56,127	30,473

Less: short-term debt and current maturities	4,636	5,541

Long-term debt obligations	$51,491	$24,932

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
On July 11, 2005, we replaced our credit agreement with a new credit agreement which provides for the following senior secured credit facilities:
•	A $13.0 million revolving line of credit. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $2.0 million of borrowings based on inventory). This facility is used to finance working capital requirements and other general corporate purposes, including the issuance of standby letters of credit. Outstanding borrowings under this line of credit were $3.7 million at prime as of September 30, 2005.

•	Two term loans totaling $42.0 million. Outstanding borrowings under these term loans were $42.0 million as of September 30, 2005. These loans are at LIBOR rates approximating 7.2%
We borrowed $43.0 million against the facilities to refinance our prior credit facility and the AirComp credit facility, to fund the acquisition of M-I’s interest in AirComp and the air drilling assets of W.T. and to pay transaction costs related to the refinancing and the acquisitions. We incurred debt retirement expense of $1.1 million related to the refinancing. This amount includes prepayment penalties and the write-off of deferred financing fees of the previous financing.
Our credit facilities mature in July 2007. Amounts outstanding under the term loans as of July 2006 will be repaid in monthly principal payments based on a 48 month repayment schedule with the remaining balance due at maturity. Additionally, during the second year, we will be required to prepay the remaining balance of the term loans by 75% of excess cash flow, if any, after debt service and capital expenditures. The interest rate payable on borrowings is based on a margin over the London Interbank Offered Rate, referred to as LIBOR, or the prime rate, and there is a 0.5% fee on the undrawn portion of the revolving line of credit. The margin over LIBOR will increase by 1.0% in the second year. The credit facilities are secured by substantially all of our assets and contain customary events of default and financial and other covenants, including limitations on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets.
Prior to July 11, 2005, we had a credit agreement dated December 7, 2004 that provided for the following credit facilities:
•	A $10.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivables, as defined.

•	A term loan with a principal balance payable in monthly payments of principal of $105,583. We were also required to prepay this term loan by an amount equal to 20% of receipts from our largest customer in Mexico.

•	A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility were payable monthly over four years beginning in January 2006.
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
Our Tubular Services subsidiary (formerly known as Jens’ Oilfield) has a subordinated note with a balance of $3.0 million at September 30, 2005 payable to Jens Mortensen, who sold Tubular Services to us and is one of our directors. The note accrues interest at a fixed rate of 7.5% and provides for quarterly interest payments. In July 2005, the maturity of the subordinated note was extended from January 2006 to October 2007 and we made a $300,000 principal pre-payment on August 31, 2005. In connection with the purchase of Tubular Services in 2002, we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of September 30, 2005, the balance due was approximately $329,000, including $247,000 classified as short-term. The note is subordinated to the rights of our bank lenders.
Tubular Services also has several small equipment financings and a real estate loan which in the aggregate total $1.0 million as of September 30, 2005. Tubular Services has two bank term loans aggregating $129,000 which accrue interest at an adjustable rate based on the prime rate (8.75% at September 30, 2005) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $95,000, is September 17, 2006, while the second loan, with a balance of $34,000, matures January 12, 2007. Our Tubular Services subsidiary also has a five-year equipment loan with a principal balance of $277,000 at September 30, 2005. The loan is payable in monthly installments of principal and interest

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
equal to $6,449 per month through December 2009. Finally, we have has a real estate loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate. The outstanding principal balance was $552,000 at September 30, 2005.
Our Strata subsidiary entered into a short-term vendor financing agreement that provides extended payment terms for the purchase, lease and repair costs related to downhole drill motors. As of September 30, 2005, the outstanding balance was $420,000. Interest is payable monthly at a fixed rate of 8.0% and the principal is due in December 2005.
In connection with the purchase of Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. As of September 30, 2005, the balance due was $125,000. In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bears interest at 2% and the principal and accrued interest is due on April 1, 2006. As of September 30, 2005, the balance was $350,000.
Our Downhole subsidiary has various vehicle installment notes totaling $128,000 at September 30, 2005. In connection with the purchase of our Capcoil subsidiary, we agreed to pay the sellers $500,000 in exchange for a non-compete agreement. As of September 30, 2005, the balance due was $330,000 and is payable in 3 annual installments of $110,000.
Prior to July 11, 2005, AirComp had the credit facilities described below. These credit facilities were repaid in connection with our acquisition of the minority interest in AirComp and the refinancing of our bank credit facilities described above.
•	A $3.5 million bank line of credit. Interest accrued at an adjustable rate based on the prime rate. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of 80% of eligible accounts receivable.

•	A term loan that accrued interest at an adjustable rate based on either LIBOR or the prime rate. Principal payments of $286,000 plus interest were due quarterly, with a final maturity date of June 27, 2007.

•	A “delayed draw” term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrued at an adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments were to commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007.
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
On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and a subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5% per annum. The subordinated note issued to M-I requires quarterly interest payments and the principal amount is due October 9, 2007. The subordinated note is convertible into up to 700,000 shares our common stock at a conversion price equal to the market value of the common stock at the time of conversion.
In 2000, we compensated directors, including current directors Nederlander and Toboroff, who served on our board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes accrued interest at the rate of 5.0% per annum and matured on March 31, 2005. As of September 30, 2005, notes totaling $96,300, including accrued interest, remained outstanding.
As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See Note 11 — Legal Matters). Mountain Air also has a term loan in the amount of $160,000 at September 30, 2005 accruing interest of 5.0% per annum. Principal and interest of $5,039 are payable monthly with a final maturity date of June 30, 2008.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
Our Chief Executive Officer and Chairman, Munawar H. Hidayatallah, was a personal guarantor of the Tubular Services subordinated seller note. We have paid Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated $7,250 during the nine months ended September 30, 2005. As of July 2005, Mr. Hidayatallah was no longer a guarantor of any of our debt.
NOTE 9 — STOCKHOLDERS’ EQUITY
As of January 1, 2005, we executed a business development agreement with CTTV Investments LLC, an affiliate of ChevronTexaco Inc., whereby we issued 20,000 shares of our common stock to CTTV and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon our subsidiaries receiving certain levels of revenues in 2005 from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole, which we acquired in 2004.
In connection with the Delta and Capcoil acquisitions (See Note 2 — Acquisitions), we issued 223,114 and 168,161 shares of our common stock, respectively.
During the third quarter of 2005, we completed a secondary public offering in which we sold 1.7 million shares for approximately $15.6 million, net of expenses. In connection with the offering, warrants were exercised under the cashless option which resulted in 543,097 shares of our common stock being issued.
We also had options and warrants exercised in the third quarter of 2005, those exercises resulted in 126,783 shares of our common stock being issued for $330,723.
On August 11, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 20 million to 100 million and to increase our authorized preferred stock from 10 million shares to 25 million shares.
NOTE 10- SEGMENT INFORMATION
At September 30, 2005, we had five operating segments including Directional Drilling Services (Strata), Casing and Tubing Services (Tubular Service), Compressed Air Drilling Services (AirComp), Production Services (Downhole and Capcoil) and Rental Tools (Safco and Delta). All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, interest, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Revenues
Directional drilling services	$11,383	$6,677	$32,218	$18,352
Casing and tubing services	5,103	2,831	12,596	7,218
Compressed air drilling services	7,637	2,380	16,684	7,419
Production services	3,226	—	6,833	—
Rental tools	1,559	—	3,499	—

	$28,908	$11,888	$71,830	$32,989

Operating Income (Loss):
Directional drilling services	$1,696	$1,048	$5,069	$2,435
Casing and tubing services	1,336	949	4,015	2,174
Compressed air drilling services	1,802	130	3,331	723
Production services	(128)	—	(130)	—
Rental tools	454	—	780	—
General corporate	(1,636)	(888)	(4,380)	(1,915)

	$3,524	$1,239	$8,685	$3,417

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Depreciation and Amortization:
Directional drilling services	$295	$117	$652	$331
Casing and Tubing services	510	358	1,418	1,075
Compressed air drilling services	536	288	1,406	914
Production services	279	—	604	—
Rental tools	121	—	386	—
General corporate	102	26	203	76

	$1,843	$789	$4,669	$2,396

Capital Expenditures:
Directional drilling services	$945	$94	$2,145	$882
Casing and tubing services	1,373	32	3,230	457
Compressed air drilling services	915	107	2,841	771
Production services	606	—	896	—
Rental tools	271	—	278	—
General corporate	12	8	195	10

	$4,122	$241	$9,585	$2,120

	As of
	September 30,	December 31,
	2005	2004
Goodwill:
Directional drilling services	$4,168	$4,168
Casing and tubing services	3,673	3,673
Compressed air drilling services	3,592	3,510
Production services	609	425
Rental tools	—	—
General corporate	—	—

	$12,042	$11,776

Assets:
Directional drilling services	$21,437	$14,166
Casing and tubing services	41,482	21,197
Compressed air drilling services	41,011	29,147
Production services	11,949	5,472
Rental tools	8,084	1,625
General corporate	5,599	8,585

	$129,562	$80,192

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
United States	$27,486	$10,493	$66,879	$29,402
International	1,422	1,395	4,951	3,587

	$28,908	$11,888	$71,830	$32,989

NOTE 11 — LEGAL MATTERS
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
NOTE 12 — SUBSEQUENT EVENTS
In October and November of 2005, we issued 135,940 shares of our common stock to private investors upon the exercise of previously issued warrants. The exercise price of the warrants was $2.50 per share resulting in total proceeds to us of $339,850. The proceeds were used in the normal course of operations.
In October of 2005, AirComp entered into a 24 month capitalized lease for equipment with monthly payments of approximately $32,000. AirComp also entered into several equipment installment notes during October 2005. The notes, totaling $681,000 bear interest at 7.85% and are to be repaid in 24 monthly installments.

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
Overview of Our Business
We are a multi-faceted oilfield services company that provides integrated services and equipment to oil and gas exploration and production companies, principally in Texas, Louisiana, New Mexico, Colorado, Oklahoma, offshore in the Gulf of Mexico, Mexico and the Middle East. We currently operate in five sectors of the oil and gas service industry: directional and horizontal drilling; casing and tubing; compressed air drilling; production services; and rental tools. We have developed strong relationships with many of the leading oil and gas companies through our established record of providing reliable and cost-effective services.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service. The price we charge for our services depends upon several factors, including the level of oil and gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment, and general reputation and experience of our personnel. The demand for drilling services has historically been volatile and is affected by the capital expenditures of oil and gas exploration and prodcution companies, which can fluctuate based upon the prices of oil and natural gas, or the expectation for the prices of oil and natural gas.
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and gas industry. The rig count in the U.S. increased from 862 as of December 31, 2002 to 1,243 on December 31, 2004 according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 440 on December 31, 2004, which accounted for 32.8% and 35.4% of the total U.S. rig count, respectively. As of September 30, 2005, this trend has continued, with the rig count climbing to 1,483, of which 555 or 37.4% were directional and horizontal rigs. Currently, we believe that the number of available drillings rigs is insufficient to meet the demand for drilling rigs. Consequently, unless a significant number of additional drilling rigs are brought online, the rig count may not increase substantially despite the strong demand.
Our cost of revenues represents all direct and indirect costs associated with the operation and maintenance of our equipment. The principal elements of these costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, fuel and depreciation. Operating expenses do not fluctuate in direct proportion to changes in revenues because, among other factors, we have a fixed base of inventory of equipment and facilities to support our operations, and in periods of low drilling activity we may also seek to preserve labor continuity to market our services and maintain our equipment.
Restatement
We understated diluted earnings per share due to an incorrect calculation of its weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. In addition, we understated basic earnings per share due to an incorrect calculation of our weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of SFAS No. 128. The effect of the restatement is to reduce weighted average diluted shares outstanding for each period and to reduce weighted average basic shares outstanding for the quarter ended September 30, 2004. Therefore, diluted earnings per share were increased for each period and basic earnings per share were increased for the quarter ended September 30, 2004. Based on the correction of a mathematical error, for the three and nine months ended September 30, 2004, weighted average basic shares outstanding was 8,298,000 and 6,168,000, respectively, compared to the previously reported weighted average basic shares outstanding of 11,599,000 and 7,285,000 for the three and nine months ended September 30, 2004. The effect is to increase basic earnings per share to $0.06 and $0.21 for the three and nine months ended September 30, 2004 compared to the $0.04 and $0.18 previously reported for those periods. Based on the proper allocation of SFAS No. 128, weighted average diluted shares outstanding was 9,828,000 and 7,890,000 for the three and nine months ended September 30, 2004, respectively, compared to the previously reported weighted average diluted shares outstanding of 14,407,000 and 9,980,000 for the three and nine months ended September 30, 2004, respectively. The effect is to increase diluted earnings per share to $0.05 and $0.18 for the three and nine months ended September 30, 2004, respectively, compared to the $0.04 and $0.13 previously restated, respectively. (See Note 6 to the Consolidated Condensed Financial Statements).
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
Comparison of Three Months Ended September 30, 2005 and September 30, 2004
Our revenues for the three months ended September 30, 2005 were $28.9 million, an increase of 143.2% compared to $11.9 million for the three months ended September 30, 2004. The increase in revenues was principally due to acquisitions completed in the fourth quarter of 2004 and the second and third quarters of 2005, the addition of operations and sales personnel, the opening of new operations offices and the purchase of additional equipment. Acquisitions completed during this period enabled us to establish our rental tool and production services segments which resulted in an increased offering of products and services and expansion of our customer base. Revenues increased most significantly at our compressed air drilling segment due to acquisition of the air drilling assets of W.T. Enterprises, Inc. on July 11, 2005, the acquisitions of Diamond Air and Marquis Bit on November 1, 2004 and improved pricing for our services in West Texas. Our directional drilling services segment revenues increased in the 2005 period compared to the 2004 period due to the addition of operations and sales personnel, the opening of new operations offices and the purchase of additional down-hole motors which increased our capacity and market presence.
Revenues increased at our casing and tubing services segment due the acquisition of the casing and tubing assets of Patterson Services, Inc on September 1, 2005, along with improved market conditions and improved market penetration for our services in South Texas and the addition of operating personnel and equipment which broadened our capabilities. Also contributing to increased revenues were the acquisitions of Safco Oilfield Products, Inc. as of September 1, 2004, Downhole Injection Systems, LLC. as of December 1, 2004, Delta Rental Service, Inc. as of April 1, 2005 and Capcoil Tubing Services, Inc. as of May 1, 2005. Downhole and Capcoil comprise our production services segment while Safco and Delta comprise our rental tool segment.
Our gross profit for the quarter ended September 30, 2005 increased 124.8% to $8.2 million, or 28.5% of revenues, compared to $3.7 million, or 30.8%, of revenues for the three months ended September 30, 2004. The increase in gross profit is due to increased revenues at our compressed air drilling services segment, including the acquisition of the air drilling assets of W.T. Enterprises and the acquisitions of Diamond Air and Marquis Bit, increased revenues and improved pricing in the directional drilling services segment, improved market conditions for our domestic casing and tubing segment, the acquisition of additonal casing and tubing assets in September 2005 and the growth of our rental tool segment through the acquisition of Delta on April 1, 2005. The decrease in gross profit as a percentage of revenues was due to revenue mix. Depreciation expense increased 135.4% to $1.4 million for the third quarter of 2005 compared to $591,000 for the third quarter of 2004. The increase is due to additional depreciable assets resulting from capital expenditures and acquisitions in 2004 and 2005. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $4.3 million in the third quarter of 2005 period compared to $2.2 million for the third quarter of 2004. General and administrative expense increased due to the additional expenses associated with the acquisitions completed in the second half of 2004 and in the second and third quarters of 2005, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased legal and accounting fees and other expenses related to our financing and acquisition activities, increased consulting fees in connection with initiatives to strengthen our internal controls and corporate governance process, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 14.7% in the 2005 quarter and 18.7% in the 2004 quarter.

Amortization expense was $452,000 in the third quarter of 2005 compared to $198,000 in the third quarter of 2004. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the three months ended September 30, 2005 totaled $3.5 million, a 184.4% increase over income from operations of $1.2 million for the three months ended September 30, 2004, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses.
Our interest expense was $977,000 in the third quarter of 2005, compared to $566,000 for the third quarter of 2004. Interest expense increased in the 2005 quarter due to the increased borrowings associated with the acquisitions completed in the second and third quarters of 2005, equipment purchases and higher average interest rates, offset in part by the prepayment, in December 2004, of a $2.4 million subordinated note bearing interest at 12% per annum.
In the third quarter of 2005, we incurred debt retirement expense of $1.1 million related to the refinancing of our debt. This amount includes prepayment penalties and the write-off of deferred financing fees from a previous financing.
Minority interest in income of subsidiaries for the third quarter of 2005 was $0 compared to $34,000 for the third quarter of 2004 due to the acquisition of the minority interest in AirComp during the third quarter of 2005. In addition, we acquired the 19% minority interest in Tubular Services from our director, Jens Mortensen, as of September 30, 2004.
We had net income attributed to common stockholders of $1.3 million for the third quarter of 2005, an increase of 149.1%, compared to net income attributed to common stockholders of $519,000 for the third quarter of 2004.
The following table compares revenues and income from operations for each of our business segments. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)

Directional drilling services	$11,383	$6,677	$4,706	$1,696	$1,048	$648
Casing and tubing services	5,103	2,831	2,272	1,336	949	387
Compressed air drilling services	7,637	2,380	5,257	1,802	130	1,672
Production services	3,226	—	3,226	(128)	—	(128)
Rental tools	1,559	—	1,559	454	—	454
General corporate	—	—	—	(1,636)	(888)	(748)

Total	$28,908	$11,888	$17,020	$3,524	$1,239	$2,285

Directional Drilling Services Segment
Revenues for the quarter ended September 30, 2005 for our directional drilling services segment were $11.4 million, an increase of 70.5% from the $6.7 million in revenues for the quarter ended September 30, 2004. Income from operations increased 61.8% to $1.7 million for the third quarter of 2005 from $1.0 million for the comparable 2004 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, the establishment of new operations in West Texas and Oklahoma, and the addition of operations and sales personnel which increased our capacity and market presence. Our increased operating expenses as a result of the addition of operations and personnel were more than offset by the growth in revenues, improved pricing for our services and cost savings as a result of purchases, in 2004, of most of the down-hole motors used in directional drilling, which had been previously rented.

Casing and Tubing Services Segment
Revenues for the quarter ended September 30, 2005 for the casing and tubing services segment were $5.1 million, an increase of 80.3% from the $2.8 million in revenues for the quarter ended September 30, 2004. Revenues from domestic operations increased to $3.8 million in the 2005 period from $1.4 million in the 2004 period as a result of the acquisition of the casing and tubing assets of Patterson Services on September 1, 2005, along with improved market conditions for our services in South Texas and the addition of personnel and operating facilities in Alice and Buffalo, Texas, which added to our capabilities and our offering of services. Revenues from Mexican operations decreased to $1.3 million in the third quarter of 2005 from $1.4 million in the 2004 period as a result of hurricanes and tropical storms which affected activity offshore Mexico in the Bay of Campeche and the coastal areas of Villahermosa and Veracruz, partly offset by the addition of equipment that increased our capacity. Income from operations increased 40.8% to $1.3 million in the third quarter of 2005 from $949,000 in the third quarter of 2004. The increase in this segment’s operating income is due to our increased revenues.
Compressed Air Drilling Services Segment
Our compressed air drilling revenues were $7.6 million for the three months ended September 30, 2005, an increase of 220.9% compared to $2.4 million in revenues for the three months ended September 30, 2004. Income from operations increased to $1.8 million in the 2005 period compared to income from operations of $130,000 in the 2004 period. Our compressed air drilling revenues and operating income for the third quarter of 2005 increased compared to the prior year due primarily due to the acquisition of the air drilling assets of W.T. Enterprise as of July 11, 2005 and the acquisitions of Diamond Air and Marquis Bit as of November 1, 2004 and improved pricing for our services in West Texas.
Production Services Segment
Operations for this segment consist of Downhole’s production services business acquired December 1, 2004, and Capcoil’s production services business acquired May 1, 2005. Revenues for this segment were $3.2 million with a loss from operations of $128,000. Our results for the third quarter for this segment were negatively affected by costs incurred to expand our international presence for production services, and are not believed to be indicative of results for future periods.
Rental Tools Segment
Operations for this segment consist of Safco’s rental tool business, acquired September 1, 2004, and Delta’s rental tool business acquired in April 1, 2005, the effective date of their respective acquisitions. Revenues for this segment were $1.6 million and income from operations was $454,000 in the third quarter of 2005.
Comparison of Nine Months Ended September 30, 2005 and September 30, 2004
Our revenues for the nine months ended September 30, 2005 were $71.8 million, an increase of 117.7% compared to $33.0 million for the nine months ended September 30, 2004. The increase in revenues was principally due to acquisitions completed in the fourth quarter of 2004 and the second and third quarters of 2005, the addition of operations and sales personnel, the opening of new operations offices, and the purchase of additional equipment. Acquisitions completed during this period enabled us to establish our rental tool and production services segments which resulted in an increased offering of products and services and expansion of our customer base. Directional drilling services segment revenues increased in the 2005 period compared to the 2004 period due to the addition of operations and sales personnel, the opening of new operations offices and the purchase of additional down-hole motors which increased our capacity and market presence. Revenues increased at our compressed air drilling segment due to acquisition of the air drilling assets of W.T. Enterprises, Inc. on July 11, 2005, the acquisitions of Diamond Air and Marquis Bit on November 1, 2004 and improved pricing for our services in West Texas.
Revenues increased at our casing and tubing services segment due to the acquisition of the casing and tubing assets of Patterson Services on September 1, 2005 along with increased revenues from Mexico, improved market conditions, improved market penetration for our services in South Texas and the addition of operating personnel and equipment which broadened our capabilities. Also contributing to increased revenues was the acquisitions of Safco as of September 1, 2004, Downhole as of December 1, 2004, Delta as of April 1, 2005 and Capcoil as of May 1, 2005. Downhole and Capcoil comprise our production services segment, while Safco and Delta comprise our rental tool segment.
Our gross profit for the nine months ended September 30, 2005 increased 135.0% to $20.7 million, or 28.8% of revenues, compared to $8.8 million, or 26.7%, of revenues for the nine months ended September 30, 2004. The increase is due to increased revenues and improved pricing in the directional drilling services segment, increased revenues at our compressed air drilling services segment, including revenues resulting from the acquisition of Diamond Air and Marquis Bit, increased revenues from Mexico, improved market conditions for our domestic casing and tubing segment and the growth of our rental tools segment through the acquisition of Delta on April 1, 2005. Depreciation expense increased 89.1% to $3.4 million for the first nine months of 2005 compared to $1.8 million for the first nine months of 2004. The increase is due to additional depreciable assets resulting from capital expenditures and acquisitions in 2004 and 2005. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $10.7 million in the first nine months of 2005 period compared to $4.8 million for the first nine months of 2004. General and administrative expense increased due to the additional expenses associated with the acquisitions completed in the second half of 2004 and in the second and third quarters of 2005, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased legal and accounting fees and other expenses related to our financing and acquisition activities, increased consulting fees in connection with our internal controls and corporate governance process, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 14.9% in the first nine months of 2005 and 14.5% in the first nine months of 2004.
Amortization expense was $1.3 million for the first nine months of 2005 compared to $600,000 for the first nine months of 2004. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the nine months ended September 30, 2005 totaled $8.7 million, a 154.2% increase over the $3.4 million in income from operations for the nine months ended September 30, 2004, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses.
Our interest expense was $2.1 million in the nine months ended September 30, 2005, compared to $1.6 million for the nine months ended September 30, 2004. Interest expense increased in the first nine months of 2005 due to the increased borrowings associated with the acquisitions completed in the second and third quarters of 2005, equipment purchases and higher average interest rates, offset in part by the prepayment, in December 2004, of our 12% $2.4 million subordinated note
In the third quarter of 2005, we incurred debt retirement expense of $1.1 million related to the refinancing of our debt. This amount includes prepayment penalties and the write-off of deferred financing fees from a previous financing.
Minority interest in income of subsidiaries for the nine months ended September 30, 2005 was $488,000 compared to $248,000 for the corresponding period in 2004 due to the increase in profitability at AirComp, due in part to the acquisition of Diamond Air and Marquis Bit as of November 1, 2004. The increase in minority interest at AirComp was offset in part by the elimination of minority interest in Tubular Services, which was 19%-owned by director Jens Mortensen until September 30, 2004,and the acquisition of the minority interest in AirComp on July 11, 2005.
We had net income attributed to common stockholders of $4.6 million for the first nine months of 2005, an increase of 262.8%, compared to net income attributed to common stockholders of $1.3 million for the first nine months of 2004. The net income attributed to common stockholders in the 2004 period is after $124,000 in preferred stock dividends.
The following table compares revenues and income (loss) from operations for each of our business segments. Income (loss) from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)

Directional drilling services	$32,218	$18,352	$13,866	$5,069	$2,435	$2,634
Casing and tubing services	12,596	7,218	5,378	4,015	2,174	1,841
Compressed air drilling services	16,684	7,419	9,265	3,331	723	2,608
Production services	6,833	—	6,833	(130)	—	(130)
Rental tools	3,499	—	3,499	780	—	780
General corporate	—	—	—	(4,380)	(1,915)	(2,465)

Total	$71,830	$32,989	$38,841	$8,685	$3,417	$5,268

Directional Drilling Services Segment
Revenues for the nine months ended September 30, 2005 for our directional drilling services segment were $32.2 million, an increase of 75.6% from the $18.4 million in revenues for the nine months ended September 30, 2004. Income from operations increased 108.28% to $5.1 million for the first nine months of 2005 from $2.4 million for the comparable 2004 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, the establishment of new operations in West Texas and Oklahoma, the addition of operations and sales personnel and the purchase of additional down-hole motors which increased our capacity and market presence. Our increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues, improved pricing for our services and cost savings as a result of purchases of most of the down-hole motors used in directional drilling, which had been previously rented.
Casing and Tubing Services Segment
Revenues for the nine months ended September 30, 2005 for the casing and tubing services segment were $12.6 million, an increase of 74.5% from the $7.2 million in revenues for the nine months ended September 30, 2004. Revenues from domestic operations increased to $8.0 million in the 2005 period from $3.6 million in the 2004 period as a result of the acquisition of the casing and tubing assets of Patterson Services on September 1, 2005, improved market conditions for our services in South Texas and the addition of personnel which added to our capabilities and our offering of services. Revenues from Mexican operations increased to $4.6 million in the first nine months of 2005 from $3.6 million in the first nine months of 2004 as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations increased 84.7% to $4.0 million in the first nine months of 2005 from $2.2 million in the first nine months of 2004. The increase in this segment’s operating income is due to increased revenues both domestically and in our Mexico operations.
Compressed Air Drilling Services Segment
Our compressed air drilling revenues were $16.7 million for the nine months ended September 30, 2005, an increase of 124.9% compared to $7.4 million in revenues for the nine months ended September 30, 2004. Income from operations increased to $3.3 million in the 2005 period compared to income from operations of $723,000 in the 2004 period. Our compressed air drilling revenues and operating income for the 2005 year increased compared to the prior year due in part to the acquisition of the air drilling assets of W.T. Enterprise, the acquisitions of Diamond Air and Marquis Bit as of November 1, 2004 and improved pricing in West Texas.
Production Services Segment
Operations for this segment consist of Downhole’s production services business acquired December 1, 2004, and Capcoil’s production services business acquired May 1, 2005. Revenues for this segment during the first nine months of 2005 were $6.8 million with a loss from operations of $130,000. It is our plan to grow this segment thereby improving profitability as we increase our market presence and our critical mass. Our results for the nine months for this segment were negatively affected by costs incurred to expand our international presence for production services and by downtime experienced by one of our larger coil tubing units.
Rental Tools Segment
Operations for this segment consist of Safco’s rental tool business, acquired in September 2004, and Delta’s rental tool business acquired in April 2005. Revenues for this segment during the first nine months of 2005 were $3.5 million and income from operations was $780,000.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, to complete acquisitions and acquire and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are borrowings under our revolving lines of credit, other financings, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $3.9 million at September 30, 2005 compared to $7.3 million at December 31, 2004.
Operating Activities
In the nine months ended September 30, 2005, our operating activities generated $3.9 million in cash compared to $570,000 for the same period in 2004. Net income for the nine months ended September 30, 2005 increased to $4.6 million, compared to $1.4 million in the 2004 period. The $4.6 million in net income for the 2005 period includes a charge of $1.1 million related to early retirement of debt. Revenues and income from operations increased in the first nine months of 2005 due to acquisitions completed in the fourth quarter of 2004 and the second and third quarters of 2005, the investment in additional equipment, the opening of new operations offices and the addition of operations and sales personnel. Non-cash expenses totaled $5.8 million during the first nine months of 2005 consisting of $4.7 million of depreciation and amortization, $653,000 from the write-off of deferred financing costs due to the early retirement of debt and $488,000 of minority interest in the income of AirComp. Non-cash expenses during the first nine months of 2004 totaled $2.8 million, consisting of depreciation and amortization expense of $2.4 million, minority interest of $248,000 and amortization of discount on debt of $143,000.

During the nine months ended September 30, 2005, changes in operating assets and liabilities used $6.6 million in cash, principally due to an increase of $7.3 million in accounts receivable, an increase of $1.7 million in other assets, offset in part by an increase of $1.1 million in accounts payable and an increase in accrued expenses of $1.8 million, including a $497,000 increase in accrued interest. Accounts receivable increased due to the increase in our revenues in the first nine months of 2005. Other current assets increased $1.5 million due primarily to an increase in inventory. Other assets increased $171,000 primarily due to intangible assets resulting from acquisitions. Accounts payable increased due to the increased level of activity.
During the first nine months of 2004, the changes in operating assets and liabilities used $3.6 million in cash, principally due to a decrease in accrued expenses of $1.0 million, an increase in accounts receivables and other current assets of $1.9 million and a decrease of $725,000 in accounts payable. The decrease in accrued expenses was the result of a decrease in accrued expenses of $471,000 due to lower motor costs resulting from the purchase of motors which we previously leased, a decrease in long-term equipment deposits of $141,000 and decrease in accrued employee benefits and payroll taxes of $557,000. These decreases were offset by an increase of $131,000 in accrued interest. Accounts receivables increased $1.4 million during the first nine months of 2004 due to the increase in revenues. Other current assets increased $609,000 due primarily to an increase in prepaid insurance premiums, offset in part by a decrease in lease receivable of $197,000 due to payments received from lessee. Accounts payable decreased by $725,000 in the 2004 period due to the proceeds received from common stock used to reduce payables.
Investing Activities
During the nine months ended September 30, 2005, we used $46.2 million in investing activities, consisting of $15.4 million for acquisitions of businesses, net of cash received, $21.2 for acquisitions structured as asset purchases, consisting of the acquisition of casing and tubing assets from Patterson Services and from W.T. Enterprises air drilling assets and $9.6 million for capital expenditures. During the first nine months of 2004, we used $3.1 million in investing activities, consisting of capital expenditures of approximately $882,000 to purchase equipment for our directional drilling services segment, approximately $457,000 to purchase casing equipment and approximately $771,000 to make capital repairs to existing equipment at our compressed air drilling segment. On September 23, 2004 we also completed, for $1.0 million, the acquisition of 100% of the outstanding stock of Safco-Oil Field Products, Inc. Safco leases “hevi-wate” spiral drill pipe and provides related oilfield services.
Financing Activities
During the nine months ended September 30, 2005, financing activities provided $38.9 million in cash. We received $45.7 million in proceeds from long-term debt, repaid $24.3 million in borrowings under long-term debt facilities and paid $1.2 in debt issuance costs. We also received $15.9 million in proceeds from the issuance of common stock in a pubic offering completed in August of 2005. During the first nine months of 2004, financing activities provided a net of $14.2 million in cash. We received $16.9 million in net proceeds from the issuance of common stock which was offset in part by the repayment of $2.4 million of long-term debt and $317,000 in debt issuance costs.
As of September 30, 2005 we had several bank credit facilities and other debt instruments at Allis-Chalmers and at our principal operating subsidiaries, all of which were consolidated in our financial statements. The agreements governing these credit facilities contained customary events of default and financial covenants and limited our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens, and sell assets. At September 30, 2005, we had $56.1 million in outstanding indebtedness, of which $51.5 million was long-term debt and $4.6 million was the current portion of long-term debt.
On July 11, 2005, we replaced our prior credit agreement with a credit agreement which provides for the following senior secured credit facilities:
•	A $13.0 million revolving line of credit. Borrowings are limited to 85% of eligible accounts receivable and 50% of eligible inventory (up to a maximum of $2.0 million of borrowings based on inventory). This facility is used to finance working capital requirements and other general corporate purposes, including the issuance of standby letters of credit. Outstanding borrowings under this line of credit were $3.7 million as of September 30, 2005.

•	Two term loans totaling $42.0 million. Outstanding borrowings under these term loans were $42.0 million as of September 30, 2005.
We borrowed $43.0 million against the facilities to refinance our prior credit facility and the AirComp credit facility, to fund the acquisition of M-I’s interest in AirComp and the air drilling assets of W.T. Enterprises, Inc. and to pay transaction costs related to the refinancing and the acquisitions.

Our credit facilities mature in July 2007. Amounts outstanding under the term loans as of July 2006 will be repaid in monthly principal payments based on a 48 month repayment schedule with the remaining balance due at maturity. Additionally, during the second year, we will be required to prepay the remaining balance of the term loans by 75% of excess cash flow, if any, after debt service and capital expenditures. The interest rate payable on borrowings is based on a margin over the London Interbank Offered Rate, referred to as LIBOR, or the prime rate, and there is a 0.5% fee on the undrawn portion of the revolving line of credit. The margin over LIBOR will increase by 1.0% in the second year. The credit facilities are secured by substantially all of our assets and contain customary events of default and financial and other covenants, including limitations on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets.
Prior to July 11, 2005, we had a credit agreement dated December 7, 2004 that provided for the following credit facilities:
•	A $10.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivables, as defined.

•	A term loan with a principal balance payable in monthly payments of principal of $105,583. We were also required to prepay this term loan by an amount equal to 20% of receipts from our largest customer in Mexico.

•	A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility were payable monthly over four years beginning in January 2006.
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
Our Tubular Services subsidiary (formerly known as Jens Oilfield Service) has a subordinated note with a balance of $3.0 million at September 30, 2005 payable to Jens Mortensen, who sold Tubular Services to us and is one of our directors. The note accrues interest at a fixed rate of 7.5% and provides for quarterly interest payments. In July 2005, the maturity of the subordinated note was extended from January 2006 to October 2007 and we made a $300,000 principal pre-payment on August 31, 2005. In connection with the purchase of Tubular Services in 2002, we also agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. We are required to make monthly payments of $20,576 through January 31, 2007. As of September 30, 2005, the balance due was approximately $329,000, including $247,000 classified as short-term. The note is subordinated to the rights of our bank lenders.
Tubular Services also has several small equipment financings and a real estate loan which in the aggregate total $1.0 million as of September 30, 2005. Tubular Services has two bank term loans aggregating $129,000 which accrue interest at an adjustable rate based on the prime rate (8.75% at September 30, 2005) and which require monthly payments of $13,000 plus accrued interest. The maturity date of one of the loans, with a balance of $95,000, is September 17, 2006, while the second loan, with a balance of $34,000, matures January 12, 2007. Our Tubular Services subsidiary also has a five-year equipment loan with a principal balance of $277,000 at September 30, 2005. The loan is payable in monthly installments of principal and interest equal to $6,449 per month through December 2009. Finally, we have a real estate loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The interest rate floats based on the prime rate. The outstanding principal balance was $552,000 at September 30, 2005.
Our Strata subsidiary entered into a short-term vendor financing agreement that provides extended payment terms for the purchase, lease and repair costs related to downhole drill motors. As of September 30, 2005, the outstanding balance was $420,000. Interest is payable monthly at a fixed rate of 8.0% and the principal is due in December 2005.
In connection with the purchase of Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. As of September 30, 2005, the balance due was $125,000, as the September 2005 payment was split into two installments paid in September and October of 2005. In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bears interest at 2% and the principal and accrued interest is due on April 1, 2006. As of September 30, 2005, the balance was $350,000.
Our Downhole subsidiary has various vehicle installment notes totaling $128,000 at September 30, 2005. In connection with the purchase of our Capcoil subsidiary, we agreed to pay the sellers $500,000 in exchange for a non-compete agreement. As of September 30, 2005, the balance due was $330,000 and is payable in 3 annual installments of $110,000.

Prior to July 11, 2005, AirComp had the credit facilities described below. These credit facilities were repaid in connection with our acquisition of the minority interest in AirComp and the refinancing of our bank credit facilities described above.
•	A $3.5 million bank line of credit. Interest accrued at an adjustable rate based on the prime rate. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of 80% of eligible accounts receivable.

•	A term loan that accrued interest at an adjustable rate based on either LIBOR or the prime rate. Principal payments of $286,000 plus interest were due quarterly, with a final maturity date of June 27, 2007.

•	A “delayed draw” term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrued at an adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments were to commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007.
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
On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and a subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5% per annum. The subordinated note issued to M-I requires quarterly interest payments and the principal amount is due October 9, 2007. The subordinated note is convertible into up to 700,000 shares our common stock at a conversion price equal to the market value of the common stock at the time of conversion.
In 2000, we compensated directors, including current directors Nederlander and Toboroff, who served on our board of directors from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000. The notes accrued interest at the rate of 5.0% per annum and matured on March 31, 2005. As of September 30, 2005, notes totaling $96,300, including accrued interest, remained outstanding.
As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the plaintiff $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See Note 11 to our financial statements — Legal Matters). Mountain Air also has a term loan in the amount of $160,000 at September 30, 2005 accruing interest of 5.0% per annum. Principal and interest of $5,039 are payable monthly with a final maturity date of June 30, 2008.
As of January 1, 2005, we executed a business development agreement with CTTV Investments LLC, an affiliate of ChevronTexaco Inc., whereby we issued 20,000 shares of our common stock to CTTV and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon our subsidiaries receiving certain levels of revenues in 2005 from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole, which we acquired in 2004.
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.
Capital Requirements
We have identified capital expenditure projects that will require up to approximately $5.5 million for the remainder of 2005, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. The acquisition of assets could require additional financing, which we currently anticipate would be borrowed under our bank facility, under new credit facilities or from the issuance of additional equity securities. Any borrowings would require the consent of our lenders under our bank credit facilities or that we refinance our credit facilities. We also expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers’ expenditures for oil and gas exploration and development, and industry perceptions and expectations of future oil and gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.
Recent Developments
In October and November of 2005, we issued 135,940 shares of our common stock to private investors upon the exercise of previously issued warrants and options. The exercise price of the warrants was $2.50 per share resulting in total proceeds to us of $339,850. The proceeds were used for general working capital purposes.
In October of 2005, AirComp entered into a 24 month capitalized lease for equipment with monthly payments of approximately $32,000. AirComp also entered into several equipment installment notes during October 2005. The notes, totaling $681,000, bear interest at 7.85% and are to be repaid in 24 monthly installments
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2005.
In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109—1, Application of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004. The Act provides a tax deduction for income from qualified domestic production activities. FSP 109—1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109—1 is effective prospectively as of January 1, 2005.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The provisions of SFAS No. 154 are effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.
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
At September 30, 2005, we were exposed to interest rate fluctuations on approximately $46.4 million of notes payable and bank credit facility borrowings carrying adjustable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $464,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of September 30, 2005, we had $3.9 million invested in short-term investments.
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
ITEM 4. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems are designed based in part upon certain assumptions about the likelihood of future events, and, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements.
Management, including our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Management has concluded that, as of the Evaluation Date, due to the deficiencies as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, our controls and procedures over financial reporting are not effective to enable us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial accounting officer, to allow timely decisions regarding required disclosure.
As we described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we have implemented a number of actions to address the deficiencies in our financial reporting process, including the following:
•	The addition of experienced accounting personnel with appropriate experience and qualifications to perform quality review procedures and to satisfy our financial reporting obligation. During August 2004, we hired a new chief financial officer and in October of 2004 we hired a full-time general counsel. In March 2005, we hired a certified public accountant as our financial reporting manager and in July 2005 we hired as chief accounting officer a certified public accountant who has significant prior experience as a chief accounting officer of a publicly traded company.

•	In the fourth quarter of 2004, we engaged an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and correcting weaknesses and testing our internal controls and procedures, including our controls over internal financial reporting.

•	Our audit committee dismissed our prior independent auditors in October 2004 and engaged new independent auditors who we believe have greater experience with publicly traded companies.

•	We are in the process of implementing new accounting software to facilitate timely and accurate reporting.
Although we have implemented a number of actions as described above, we cannot yet assert that the remediation is effective as we have not had sufficient time to test the newly implemented actions.
Change in Internal Control Over Financial Reporting.
There were the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	We continued the engagement of an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and testing internal control.

•	In July 2005, we reassigned our chief accounting officer to oversee our corporate systems and hired a certified public accountant who has prior experience as a chief accounting officer of a publicly traded company to be our chief accounting officer.

•	During the quarter we started the implementation of new accounting software and as of September 30, 2005, two of our segments were utilizing the software.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 28, 2005, we issued 99,950 shares of our common stock to a private investor upon the exercise of previously issued warrants. The exercise price of the warrants was $2.50 per share resulting in total proceeds to us of $249,875. The proceeds were used for general working capital purposes. The transaction was effected without the use of any public solicitation and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under such Act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 11, 2005, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following matters:
1.	The election of ten persons to serve as our directors

2.	The approval of an amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from twenty million shares to a one hundred million shares and to increase our preferred stock from ten million shares to twenty-five million shares.

3.	The approval of an amendment to our 2003 Incentive Stock Plan to increase the number of shares of our common stock that may be issued under the plan from 2.4 million to the lesser of 3.0 million or 15% of our outstanding common stock calculated on a fully-diluted basis.

4.	The ratification of the appointment of UHY Mann Frankfort Stein & Lipp CPAs, LLP as our accountants for the fiscal year ending December 31, 2005.
The ten nominees to our Board of Directors were elected at the meeting, and the other proposals received the affirmative vote required for approval. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		For	Against or Withheld	Abstentions
1.	Election of Directors
	Jeffrey R. Freedman	12,468,700	120
	Victor F. Germack	12,468,655	165
	David A. Groshoff	12,467,745	1,075
	Munawar H. Hidayatallah	12,468,751	69
	Thomas E. Kelly	12,468,758	62
	John E. McConnaughy, Jr.	12,468,759	61
	Jens H. Mortensen, Jr.	12,468,754	66
	Robert E. Nederlander	12,468,754	66
	Leonard Toboroff	12,468,754	66
	Thomas O. Whitener, Jr.	12,468,758	62

2.	Approval of Amendment to Certificate of Incorporation	11,580,145	15,437	27

3.	Approval of Amendment to 2003 Incentive Stock Plan	11,559,466	19,962	16,181

4.	Ratification of UHY Mann Frankfort Stein & Lipp CPAs, LLP as our independent accountants	12,468,783	21	15

ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index located at Page 34 of this Quarterly Report are filed as part of this Form 10-Q.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2005.

Allis-Chalmers Energy Inc.

(Registrant)

/S/ MUNAWAR H. HIDAYATALLAH

Munawar H. Hidayatallah Chief Executive Officer and Chairman

EXHIBIT INDEX
3.5	Certificate of Amendment to Certificate of incorporation of Allis-Chalmers Energy Inc. (incorporated by reference to Current Report on Form 8-K filed August 17, 2005).

4.12	Amendment to 2003 Stock Option Plan (incorporated by reference to Current Report on Form 8-K filed August 17, 2005).

10.41	Credit Agreement dated July 11, 2005 with Royal bank of Canada, as administrative agent , with the notes attached thereto as exhibits and form of Pledge and Security Agreement (incorporated by reference to Current Report on Form 8-K filed on July 15, 2005).

10.42	Purchase Agreement dated July 11, 2005 among Allis-Chalmers Energy Inc., Mountain Compressed Air, Inc. and M-I L.L.C. (incorporated by reference to Current Report on Form 8-K filed on July 15, 2005).

10.43	Asset Purchase Agreement dated July 11, 2005 between AirComp L.L.C., W.T. Enterprises, Inc. and William M. Watts (incorporated by reference to Current Report on Form 8-K filed on July 15, 2005).

10.44	First Amendment to Stockholder Agreement by and among Allis-Chalmers Energy Inc. and the Stockholders named therein (incorporated by reference to Current Report on Form 8-K filed August 5, 2005).

10.45	Asset Purchase Agreement by and between Patterson Services, Inc. and Allis-Chalmers Tubular Services, Inc (incorporated by reference to Current Report on Form 8-K filed September 8, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Underwriting Agreement (incorporated by reference to Amendment No.1 to Registration Statement on Form S-1 filed on July 22, 2005 (Registration Statement No. 333-126-110))