Form 10-K
period 2005-12-31
Allis Chalmers Energy Inc.
filed 2006-03-22
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-2199

ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	39-0126090
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5075 WESTHEIMER, SUITE 890, HOUSTON, TEXAS	77056 (Zip code)
(Address of principal executive offices)

(713) 369-0550
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Security:	Name of Exchange:

Common Stock, par value $0.01 per share	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the average of the closing price of the common stock of $5.65 per share on June 30, 2005, as reported on the American Stock Exchange, was approximately $46,064,970 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant’s common stock).

At March 14, 2006 there were 17,223,142 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Allis-Chalmers Energy Inc. Proxy Statement prepared for the 2006 annual meeting of shareholders, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

2005 FORM 10-K CONTENTS

DEFINITIONS

“blow out preventors”	Large safety device placed on the surface of an oil or natural gas well to maintain high pressure well bores.

“booster”	A machine that increases the volume of air when used in conjunction with a compressor or a group of compressors.

“capillary tubing”	Small diameter tubing installed in producing wells and through which chemicals are injected to enhance production and reduce corrosion and other problems.

“casing”	A pipe placed in a drilled well to secure the well bore and formation.

“choke manifolds”	An arrangement of pipes, valves and special valves on the rig floor that controls pressure during drilling by diverting pressure away from the blow-out preventors and the annulus of the well.

“coiled tubing”	Small diameter tubing used to service producing and problematic wells and to work in high pressure applications during drilling, production and workover operations.

“directional drilling”	The technique of drilling a well while varying the angle of direction of a well and changing the direction of a well to hit a specific target.

“double studded adapter”	A flange that adapts a valve or blow-out preventor to another non-compatible valve.

“downhole drilling”	The technique of directional drilling used to deviate a well away from surface locations to reach a specified target.

“drill pipe”	A pipe that attaches to the drill bit to drill a well.

“heavy weight spiral drill pipe”	Heavy drill pipe used for special applications primarily in directional drilling. The “spiral” design increases flexibility and penetration of the pipe.

“horizontal drilling”	The technique of drilling wells at a 90-degree angle.

“laydown machines”	A truck mounted machine used to move pipe and casing and tubing onto a pipe rack (from which a derrick crane lifts the drill pipe, casing and tubing and inserts it into the well).

“links”	Adaptors that fit on the blocks to attach handling tools.

“logging-while-drilling” or “LWD”	The technique of measuring, in real time, the formation pressure and the position of equipment inside of a well.

“measurement-while-drilling” or “MWD”	The technique used to measure direction and angle while drilling a well.

“mist pump”	A drilling pump that uses mist as the circulation medium for injecting small amounts of foaming agent, corrosion agent and other chemical solutions into the well.

“spacer spools” or “adapter spools”	High pressure connections or links which are stacked to elevate the blow out preventors to the drilling rig floor.

“straight hole drilling”	The technique of drilling that allows very little or no vertical deviation.

“test plugs”	A device used to test the connections of well heads and the blow out preventors.

“torque turn service” or “torque turn equipment”	Monitoring device to insure proper makeup of the casing.

“tubing”	A pipe placed inside the casing to allow the well to produce.

“tubing work strings”	Tubing used on workover rigs through which high pressure liquids, gases or mixtures are pumped into a well to perform production operations.

“under balanced drilling” or “air drilling”	A technique in which oil, natural gas, or geothermal wells are drilled by creating a pressure within the well that is lower than the reservoir pressure. The result is increased rate of penetration, reduced formation damage, and reduced drilling costs.

“wear bushings”	A device placed inside a wellhead to protect the wellhead from wear.

PART I.

This document contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. Other factors are identified in our Securities and Exchange Commission filings and elsewhere in this Form 10-K under the heading “Risk Factors” located at the end of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.	BUSINESS

We provide services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, offshore in the Gulf of Mexico, and internationally in Mexico. We operate in five sectors of the oil and natural gas service industry: directional drilling services; compressed air drilling services; casing and tubing services; rental tools; and production services. Providing high-quality, technologically advanced services and equipment is central to our operating strategy. As a result of our commitment to customer service, we have developed strong relationships with many of the leading oil and natural gas companies, including both independents and majors.

Our growth strategy is focused on identifying and pursuing opportunities in markets we believe are growing faster than the overall oilfield services industry in which we believe we can capitalize on our competitive strengths. Over the past several years, we have significantly expanded the geographic scope of our operations and the range of services we provide through internal growth and strategic acquisitions. Our organic growth has primarily been achieved through expanding our geographic scope, acquiring complementary equipment, hiring personnel to service new regions and cross-selling our products and services from existing operating locations. Since 2001, we have completed 14 acquisitions, including six in 2005 and one in 2006. Our 2006 acquisition of Specialty Rental Tools Inc., or Specialty, not only balances our revenue mix generated between rental tools and service operations and between onshore and offshore operations, but enhances the scope, capacity and customer base in our rental tools business.

As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

Our annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, are made available free of charge on our website at www.alchenergy.com.

We have adopted a Business Code of Ethics to provide guidance to our directors, officers and employees on matters of business conduct and ethics. Our Business Code of Ethics is available on the investor relations section of our website.

Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

Our History

•	We were incorporated in 1913 under Delaware law.

•	We reorganized in bankruptcy in 1988 and sold all of our major businesses. From 1988 to May 2001 we had only one operating company in the equipment repair business.

•	In May 2001, under new management we consummated a merger in which we acquired OilQuip Rentals, Inc., or OilQuip, and its wholly-owned subsidiary, Mountain Compressed Air, Inc.

•	In December 2001, we sold Houston Dynamic Services, Inc., our last pre-bankruptcy business.

•	In February 2002, we acquired approximately 81% of the capital stock of Allis-Chalmers Tubular Services Inc., or Tubular, formerly known as Jens’ Oilfield Service, Inc. and substantially all of the capital stock of Strata Directional Technology, Inc., which we refer to as Strata.

•	In July 2003, we entered into a limited liability company operating agreement with M-I L.L.C., or M-I, a joint venture between Smith International and Schlumberger N.V., to form a Delaware limited liability company named AirComp LLC, or AirComp. Pursuant to this agreement, we owned 55% and M-I owned 45% of AirComp.

•	In September 2004, we acquired the remaining 19% of the capital stock of Tubular.

•	In September 2004, we acquired all of the outstanding stock of Safco-Oil Field Products, Inc., which we refer to as Safco

•	In November 2004, AirComp acquired substantially all of the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., LLC, which we refer to collectively as Diamond Air.

•	In December 2004, we acquired Downhole Injection Services, LLC, or Downhole.

•	In January 2005, we changed our name from Allis-Chalmers Corporation to Allis-Chalmers Energy Inc.

•	In April 2005, we acquired Delta Rental Service, Inc., or Delta, and, in May 2005, we acquired Capcoil Tubing Services, Inc. or Capcoil

•	In July 2005, we acquired M-I’s interest in AirComp, and acquired the compressed air drilling assets of W. T. Enterprises, Inc., which we refer to as W.T.

•	Effective August 2005, we acquired all of the outstanding stock of Target Energy Inc., or Target.

•	In September of 2005 we acquired the casing and tubing assets of IHS/Spindletop, a division of Patterson Services, Inc., a subsidiary of RPC, Inc.

•	In January 2006, we acquired all of the outstanding stock of Specialty.

As a result of these transactions, our prior results may not be indicative of current or future operations of those sectors.

Industry Overview

We provide products and services primarily to domestic onshore and offshore oil and natural gas exploration and production companies. The main factor influencing demand for our products and services is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. According to the Energy Information Agency of the U.S. Department of Energy, or EIA, from 1990 to 2005, demand for oil and natural gas in the United States grew at an average annual rate of 1.5%, while supply decreased at an average annual rate of just over 2%. Current industry forecasts suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve, which we believe should result in the continuation of historically high crude oil and natural gas commodity prices. The EIA forecasts that U.S. oil and natural gas consumption will increase at an average annual rate of 1.4% and 1.3% through 2025, respectively. Conversely, the EIA estimates that U.S. oil production will remain flat and natural gas production will increase at an average annual rate of 0.6%.

We anticipate that oil and natural gas exploration and production companies will continue to increase capital spending for their exploration and drilling programs. In recent years, much of this expansion has focused on natural gas drilling activities. According to Baker Hughes rig count data, the average total rig count in the United States increased 67% from 918 in 2000 to 1,533 in February 2006, while the average natural gas rig count increased 83% from 720 in 2000 to 1,321 in February 2006. While the number of rigs drilling for natural gas has increased by approximately 200% since the beginning of 1996, natural gas production has only increased by approximately 1.5% over the same period of time. This is largely a function of increasing decline rates for natural gas wells in the United States. We believe that a continued increase in drilling activity will be required for the natural gas industry to help meet the expected increased demand for natural gas in the United States.

We believe oil and natural gas producers are becoming increasingly focused on their core competencies in identifying reserves and reducing burdensome capital and maintenance costs. In addition, we believe our customers are currently consolidating their supplier base to streamline their purchasing operations and benefit from economies of scale. We also believe that certain operational trends in the industry are favoring smaller, integrated oilfield services and rental tool providers, like us, that can provide a range of products and services, while more easily adapting to changing customer demands. We also believe that:

•	producers are more heavily favoring integrated suppliers that can provide a broad, comprehensive offering of products and services in many geographic locations; in addition, many businesses in the highly fragmented oilfield services industry lack sufficient size, depth or management (many businesses are family-owned and managed) and sophisticated service and control capabilities;

•	consolidation among larger oilfield services providers has created an opportunity for us to compete effectively in markets that are underserved by the large oilfield services and equipment companies; and

•	based on technological advancements in drilling for oil and natural gas, producers are demanding higher quality service and equipment from their suppliers.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on future opportunities:

Strategic position in high growth markets.  We focus on markets we believe are growing faster than the overall oilfield services industry and in which we can capitalize on our competitive strengths. Pursuant to this strategy, we have become a leading provider of products and services in what we believe to be two of the fastest growing segments of the oilfield services industry: directional drilling and air drilling. We employ approximately 70 full-time directional drillers, and we believe our ability to attract and retain experienced drillers has made us a leader in the segment. We also believe we are one of the largest air drillers based on amount of air drilling equipment. In addition, we have significant operations in what we believe will be among the higher growth oil and natural gas producing regions within the United States and internationally, including the Barnett Shale in North Texas, onshore and offshore Louisiana, the Piceance Basin in Southern Colorado and all five oil and natural gas producing regions in Mexico.

Strong relationships with diversified customer base.  Our diverse customer base is characterized by strong relationships with many of the major and independent oil and natural gas producers and service companies throughout Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, offshore in the Gulf of Mexico and Mexico. Our largest customers include Burlington Resources, BP, ChevronTexaco, Kerr-McGee, Dominion Resources, Remington Oil and Gas, Petrohawk Energy, Newfield Exploration, El Paso Corporation, Matyep and Anadarko Petroleum. Since 2002, we have broadened our customer base as a result of our acquisitions, technical expertise and reputation for quality customer service and by providing customers with technologically advanced equipment and highly skilled operating personnel.

Successful execution of growth strategy.  Over the past five years, we have grown both organically and through successful acquisitions of competing businesses. Since 2001, we have completed 14 acquisitions. Our approach is to improve the operating performance of the businesses we acquire by increasing their asset utilization and operating efficiency. These acquisitions have expanded our geographic presence or customer base and, in turn, have enabled us to cross-sell various products and services through our existing operating locations.

Experienced and dedicated management team.  The members of our executive management team have extensive experience in the energy sector, and consequently have developed strong and longstanding relationships with many of the major and independent exploration and production companies. We believe that our management team has demonstrated its ability to grow our businesses organically, make strategic acquisitions and successfully integrate these acquired businesses into our operations.

Business Strategy

We intend to continue to pursue the growth strategy that has allowed us to significantly increase our revenues and profitability over the last several years. The key elements of our growth strategy include:

Expand products and services provided in existing operating locations.  Since the beginning of 2003, we have invested approximately $27.7 million in capital expenditures to grow our business organically by expanding our product and service offerings in existing operating locations. This strategy is consistent with our belief that oil and natural gas producers more heavily favor integrated suppliers that can provide a broad product and service offering in many geographic locations.

Prudently pursue strategic acquisitions.  To complement our organic growth, we seek to opportunistically complete, at attractive valuations, strategic acquisitions that will complement our products and services, expand our geographic footprint and market presence, further diversify our customer base and be accretive to earnings.

Expand geographically to provide greater access and service to key customer segments.  During the last twelve months, we have opened new locations in Texas, New Mexico, Colorado, Oklahoma and Louisiana in order to enhance our proximity to customers and more efficiently serve their needs. We intend to continue to establish new locations in active oil and natural gas producing regions in the United States in order to increase the utilization of our equipment and personnel. We also intend to expand into international markets through strategic acquisitions and alliances similar to our casing and tubing operations in Mexico.

Increase utilization of assets.  We seek to grow revenues and enhance margins by continuing to increase the utilization of our rental assets with new and existing customers. We expect to accomplish this through leveraging longstanding relationships with our customers and cross-selling our suite of services and equipment, while taking advantage of continued improvements in industry fundamentals. We also expect to implement this strategy at Specialty, thus improving the utilization and profitability of this newly acquired business with minimal additional investment.

Target services in which we have a competitive advantage.  Consolidation in the oilfield services industry has created an opportunity for us to compete effectively in markets that are underserved by the large oilfield services and equipment companies. In addition, we believe we can provide a more comprehensive range of products and services than many of our smaller competitors.

Description Of Businesses

Directional Drilling Services.  Through Strata and Target, we utilize state-of-the-art equipment to provide well planning and engineering services, directional drilling packages, downhole motor technology, well site directional supervision, exploratory and development re-entry drilling, downhole guidance services and other drilling services to our customers. We also provide logging-while-drilling, or LWD, and measurement-while-drilling, or MWD, services. We have a team of approximately 70 directional drillers and maintain a selection of approximately 150 drilling motors. According to Baker Hughes, as of February 2006, 40% of all wells in the United States are drilled directionally and/or horizontally. We expect that figure to grow over the next several years as companies seek to exploit maturing fields and sensitive formations. Management believes directional drilling offers several advantages over conventional drilling including:

•	improvement of total cumulative recoverable reserves;

•	improved reservoir production performance beyond conventional vertical wells; and

•	reduction of the number of field development wells.

Since 2002, we have increased our team of directional drillers from 10 to approximately 70. Our straight-hole motors offer opportunity to capture additional market share. We have also recently expanded our directional drilling services segment with the acquisition of all of the outstanding capital stock of Target.

Compressed Air Drilling Services.  Through AirComp, we provide compressed air, drilling chemicals and other specialized drilling products for underbalanced drilling applications, which we refer to as compressed air drilling services. With a combined fleet of over 130 compressors and boosters, we believe we are one of the world’s largest providers of compressed air, or underbalanced, drilling services. We also provide premium air hammers and bits to oil and natural gas companies for use in underbalanced drilling. Our broad and diversified product line enables us to compete in the underbalanced drilling market with an equipment package engineered and customized to specifically meet customer requirements.

Underbalanced drilling shortens the time required to drill a well and enhances production by minimizing formation damage. There is a trend in the industry to drill, complete and workover wells with underbalanced drilling operations and we expect the market to continue to grow.

In July 2005, we purchased the compressed air drilling assets of W. T., operating in West Texas and acquired the remaining 45% equity interest in AirComp from M-I. The acquired assets include air compressors, boosters, mist pumps, rolling stock and other equipment. These assets were integrated into AirComp’s assets and complement and add to AirComp’s product and service offerings. We currently provide compressed air drilling services in Texas, Oklahoma, New Mexico, Colorado, Utah and Wyoming. We are also in the process of expanding our services to Arkansas.

Casing and Tubing Services.  Through Tubular , we provide specialized equipment and trained operators to perform a variety of pipe handling services, including installing casing and tubing, changing out drill pipe and retrieving production tubing for both onshore and offshore drilling and workover operations, which we refer to as casing and tubing services. All wells drilled for oil and natural gas require casing to be installed for drilling, and if the well is producing, tubing will be required in the completion phase. We currently provide casing and tubing services primarily in Texas, Louisiana and both onshore and offshore in the Gulf of Mexico and Mexico. We expanded our casing and tubing services in September 2005 by acquiring the casing and tubing assets of IHS/Spindletop, a division of Patterson Services, Inc., a subsidiary of RPC, Inc. We paid $15.7 million for RPC, Inc.’s casing and tubing assets, which consisted of casing and tubing installation equipment, including hammers, elevators, trucks, pickups, power units, laydown machines, casing tools and torque turn equipment.

The acquisition of RPC, Inc.’s casing and tubing assets increased our capability in casing and tubing services and expanded our geographic capability. We opened new field offices in Corpus Christi, Texas, Kilgore, Texas, Lafayette, Louisiana and Houma, Louisiana. The acquisition allowed us to enter the East Texas and Louisiana market for casing and tubing services as well as offshore in the Gulf of Mexico. Additionally, the acquisition greatly expanded our premium tubing services.

We provide equipment used in casing and tubing services in Mexico to Materiales y Equipo Petroleo, S.A. de C.V., or Matyep. Matyep provides equipment and services for offshore and onshore drilling operations to Petroleos Mexicanos, known as Pemex, in Villahermosa, Reynosa, Veracruz and Ciudad del Carmen, Mexico. Matyep provides all personnel, repairs, maintenance, insurance and supervision for provision of the casing and tubing crew and torque turn service. The term of the lease agreement pursuant to which we provide the equipment and Matyep provides the above listed items continues for as long as Matyep is successful in maintaining its casing and tubing business with Pemex. Services to offshore drilling operations in Mexico are traditionally seasonal, with less activity during the first quarter of each calendar year due to weather conditions.

For the years ended December 31, 2005, 2004 and 2003, our Mexico operations accounted for approximately $6.4 million, $5.1 million and $3.7 million, respectively, of our revenues. We provide extended payment terms to Matyep and maintain a high accounts receivable balance due to these terms. The accounts receivable balance was approximately $2.2 million at December 31, 2005 and approximately $968,000 at December 31, 2004. Tubular has been providing services to Pemex in association with Matyep since 1997.

Rental Tools.  We provide specialized rental equipment for both onshore and offshore well drilling, completion and workover operations. Most wells drilled for oil and natural gas require some form of rental tools in the completion phase of a well. Our rental tools segment was established with the acquisition of Safco in September 2004 and of Delta in April 2005.

We have an inventory of specialized equipment consisting of heavy weight spiral drill pipe, double studded adapters, test plugs, wear bushings, adaptor spools, baskets and spacer spools and other assorted handling tools in various sizes to meet our customers demands. We charge customers for rental equipment on a daily basis. The customer is liable for the cost of inspection and repairs or lost equipment. We currently provide rental tool equipment in Texas, Oklahoma, Louisiana, Mississippi, Colorado and offshore in the Gulf of Mexico.

We significantly expanded our rental tools segment in January 2006 with the acquisition of Specialty. Specialty has been in the rental tools business for over 25 years, providing oil and natural gas operators and oilfield services companies with rental equipment. Specialty rents drill pipe, heavy weight spiral drill pipe, tubing work strings, blow-out preventors, choke manifold and various valves and handling tools for oil and natural gas drilling. The acquisition of Specialty gives us a broader scope of rental tools to offer our existing customer base, which we believe will allow us to better compete in deep water drilling operations in the area of premium rental drill pipe and handling equipment. We also expect that the acquisition of Specialty will add new customer relationships and enhance our relationships with key existing customers. In February of 2006, we merged Specialty and Delta into Safco and named the new entity, Allis-Chalmers Rental Tools, Inc. or Rental Tools.

Production Services.  We supply specialized equipment and trained operators to install and retrieve capillary tubing, through which chemicals are injected into producing wells to increase production and reduce corrosion. In addition, we perform workover services with coiled tubing units. Chemicals are injected through the tubing to targeted zones up to depths of approximately 20,000 feet. The result is improved production from treatment of downhole corrosion, scale, paraffin and salt build-up in producing wells. Natural gas wells with low bottom pressures can experience fluid accumulation in the tubing and well bore. This injection system can inject a foaming agent which lightens the fluids allowing them to flow out of the well. Additionally, corrosion inhibitors can be introduced to reduce corrosion in the well. Our production services segment was established with the acquisition of Downhole, in December 2004, and the acquisition of Capcoil, in May 2005. In February of 2006, we merged Downhole into Capcoil and named the new entity Allis-Chalmers Production Services, Inc., or Production Services.

We have an inventory of specialized equipment consisting of capillary and coil tubing units in various sizes ranging from 1/4² to 1 1/4² along with nitrogen pumping and transportation equipment. We have placed orders for two additional capillary units and two additional coil tubing units for delivery in 2006. The new coil tubing units range in size from 1 1/4² to 1 3/4². We also maintain a full range of stainless and carbon steel coiled tubing and related supplies used in the installation of the tubing. We sell or rent the tubing and charge a fee for its installation, servicing and removal, which includes the service personnel and associated equipment on a turn key hourly basis. We do not provide the chemicals injected into the well.

Cyclical Nature Of Equipment Rental And Services Industry

The oil and natural gas equipment rental and services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and the domestic supply and demand for natural gas. The peaks and valleys of demand are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies. The increased capital expenditures also ultimately result in greater production which historically has resulted in increased supplies and reduced prices.

Demand for our services has been strong throughout 2003, 2004 and 2005. Management believes demand will remain strong throughout 2006 due to high oil and natural gas prices and the capital expenditure plans of the exploration and production companies. Because of these market fundamentals for natural gas, management believes the long-term trend of activity in our markets is favorable. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

Customers

In 2005, none of our customers accounted for more than 10% of our revenues. Our customers are the major and independent oil and natural gas companies operating in the United States and Mexico. In 2004, Matyep in Mexico represented 10.8% and Burlington Resources Inc. represented 10.1% of our consolidated revenues. In 2003, Matyep, Burlington Resources Inc. and El Paso Corporation represented 10.2%, 11.1% and 14.1%, respectively, of our revenues. The loss without replacement of our larger existing customers could have a material adverse effect on our results of operations.

Suppliers

The equipment utilized in our business is generally available new from manufacturers or at auction. Currently, due to the high level of activity in the oilfield services industry, there is a high demand for new and used equipment. Consequently, there is a limited amount of many types of equipment available at auction and significant backlogs on new equipment. We own sufficient equipment for our projected operations over the next twelve months, and we believe the shortage of equipment will result in increased demand for our services. However, the cost of acquiring new equipment to expand our business could increase as a result of the high demand for equipment in the industry.

Competition

We experience significant competition in all areas of our business. In general, the markets in which we compete are highly fragmented, and a large number of companies offer services that overlap and are competitive with our services and products. We believe that the principal competitive factors are technical and mechanical capabilities, management experience, past performance and price. While we have considerable experience, there are many other companies that have comparable skills. Many of our competitors are larger and have greater financial resources than we do.

We believe that there are five major directional drilling companies, Schlumberger, Halliburton, Baker Hughes, W-H Energy Services (Pathfinder) and Weatherford, that market both worldwide and in the United States as well as numerous small regional players.

Our largest competitor for compressed air drilling services is Weatherford. Weatherford focuses on large projects, but also competes in the more common compressed air, mist, foam and aerated mud drilling applications. Other competition comes from smaller regional companies.

Two large companies, Frank’s Casing Crew and Rental Tools and Weatherford, have a substantial portion of the casing and tubing market in South Texas. The market remains highly competitive and fragmented with at least 30 casing and tubing crew companies working in the United States. Our primary competitors in Mexico are South American Enterprises and Weatherford, both of which provide similar products and services.

There are two other significant competitors in the chemical injection services portion of the production services market, Weatherford and Dyna Coil. We believe we own approximately 30% of the capillary tubing units in the southwestern United States that are used for chemical injection services.

The rental tool business is highly fragmented with hundreds of companies offering various rental tool services. Our largest competitors include Weatherford, Oil and Gas Rental Tools, Quail Rental Tools and Knight Rental Tools.

Backlog

We do not view backlog of orders as a significant measure for our business because our jobs are short-term in nature, typically one to 30 days, without significant on-going commitments.

Employees

Our strategy includes acquiring companies with strong management and entering into long-term employment contracts with key employees in order to preserve customer relationships and assure continuity following acquisition. We believe we have good relations with our employees, none of whom are represented by a union. We actively train employees across various functions, which we believe is crucial to motivate our workforce and maximize efficiency. Employees showing a higher level of skill are trained on more technologically complex equipment and given greater responsibility. All employees are responsible for on-going quality assurance. At March 14, 2006, we had approximately 700 employees.

Executive Officers

Our executive officers are:

Name	Age	Position

Munawar H. Hidayatallah	61	Chairman and Chief Executive Officer
David Wilde	50	President and Chief Operating Officer
Victor M. Perez	53	Chief Financial Officer
Theodore F. Pound III	51	General Counsel and Secretary
Bruce Sauers	42	Vice President and Corporate Controller
Alya H. Hidayatallah	30	Vice President — Planning and Development
David K. Bryan	48	President and Chief Executive Officer of Strata Directional Technology, Inc.
Steve Collins	54	President and Chief Executive Officer of Allis-Chalmers Production Services, Inc.
James Davey	52	President and Chief Executive Officer of Allis-Chalmers Rental Tools Inc.
Gary Edwards	54	President and Chief Executive Officer of Allis-Chalmers Tubular Services Inc.
Terrence P. Keane	53	President and Chief Executive Officer of AirComp LLC

Munawar H. Hidayatallah has served as our Chairman of the Board and Chief Executive Officer since May 2001, and was President from May 2001 through February 2003. Mr. Hidayatallah was Chief Executive Officer of OilQuip Rentals, Inc. from its formation in February 2000 until it merged with us in May 2001. From December 1994 until August 1999, Mr. Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc., which was acquired by National Oilwell, Inc. in early 2000. IRI International, Inc. manufactured, sold and rented oilfield equipment to the oilfield and natural gas exploration and production sectors. From August 1999 until February 2001, Mr. Hidayatallah worked as a consultant to IRI International, Inc. and Riddell Sports Inc.

David Wilde became our President and Chief Operating Officer in February 2005. Mr. Wilde was President and Chief Executive Officer of Strata from October 2003 through February 2005 and served as Strata’s President and Chief Operating Officer from July 2003 until October 2003. From February 2002 until July 2003, Mr. Wilde was our Executive Vice President of Sales and Marketing. From May 1999 until February 2002, Mr. Wilde served as Sales and Operations Manager at Strata. Mr. Wilde has more than 30 years’ experience in the directional drilling and rental tool sectors of the oilfield services industry.

Victor M. Perez became our Chief Financial Officer in August 2004. From July 2003 to July 2004, Mr. Perez was a private consultant engaged in corporate and international finance advisory. From February 1995 to June 2003, Mr. Perez was Vice President and Chief Financial Officer of Trico Marine Services, Inc., a marine transportation company serving the offshore energy industry. Trico Marine Services, Inc. filed a petition under the federal bankruptcy laws in December 2004. Mr. Perez was Vice President of Corporate Finance with Offshore Pipelines, Inc., an oilfield marine construction company, from October 1990 to January 1995 when that company merged with a subsidiary of McDermott International. Mr. Perez also has 15 years experience in international energy banking. Mr. Perez is a director of Safeguard Security Holdings.

Theodore F. Pound III became our General Counsel in October 2004 and was elected Secretary in January 2005. For ten years prior to joining us, he practiced law with the law firm of Wilson, Cribbs & Goren, P.C.,

Houston, Texas. Mr. Pound has practiced law for more than 25 years. Mr. Pound represented us as our lead counsel in each of our acquisitions beginning in 2001.

Bruce Sauers has served as our Vice President and Corporate Controller since July 2005. From January 2005 until July 2005, Mr. Sauers was Controller of Blast Energy Inc., an oilfield services company. From June 2004 until January 2005, Mr. Sauers worked as a financial and accounting consultant. From July 2003 until June 2004, Mr. Sauers served as controller for HMT, Inc., an above ground storage tank company. From February 2003 until July 2003, Mr. Sauers served as assistant controller at Todco, an offshore drilling contractor. From August 2002 until January 2003, Mr. Sauers acted as a consultant on SEC accounting and financial matters. From December 2001 through June 2002, Mr. Sauers was corporate controller at OSCA, Inc., an oilfield services company, which merged with BJ Service Company. From December 1996 until December 2001, Mr. Sauers was a corporate controller at UTI Energy Corp., a land drilling contractor, which merged and became Patterson-UTI Energy, Inc. Mr. Sauers is a certified public accountant and has served as an accountant for approximately 20 years.

Alya H. Hidayatallah became our Vice President — Planning and Development in April 2005. From January 2005 to March 2005, Ms. Hidayatallah was a senior financial analyst for Panda Restaurant Group. From November 2004 through December 2004, she worked as a financial analyst for Lexicon Marketing. From February 2000 until April 2004, Ms. Hidayatallah was a Financial Analyst and Senior Financial Analyst in the Financial Restructuring Group of Houlihan Lokey Howard & Zukin. Ms. Hidayatallah has a degree in Business Economics from the University of California at Los Angeles awarded in 1997. Ms. Hidayatallah is Mr. Hidayatallah’s daughter.

David K. Bryan has served as President and Chief Executive Officer of Strata since February 2005. Mr. Bryan served as Vice President of Strata from June 2002 until February 2005. From February 2002 to June 2002, he served as General Manager, and from May 1999 through February 2002, he served as Operations Manager of Strata. Mr. Bryan has been involved in the directional drilling sector since 1979.

Steven Collins has served as President and Chief Executive Officer of Production Services since December 2005. Mr. Collins was our corporate Vice President of Sales and Marketing from June 2005 to December 2005. From 2002 to 2005, Mr. Collins served as Sales Manager of Well Testing and Corporate Strategic Accounts Manager for TETRA Technologies. From 1997 to 2002, Mr. Collins was in sales for Production Well Testers. Mr. Collins has over 25 years experience in various sales and management positions in the oilfield services industry.

James Davey has served as President and Chief Executive Officer of Rental Tools since April 2005. Mr. Davey was President of Safco Oilfield Products from September 2004 through 2005 and served as our Executive Vice President of Business Development and Acquisitions in October 2003 until 2004. Prior to joining us, Mr. Davey had been employed with CooperCameron for 28 years in various positions.

Gary Edwards has served as President and Chief Executive Officer of Tubular Services since December 2005 after serving as Executive Vice President of Tubular Services since September 2005. From April 1997 to September 2005, Mr. Edwards served as Operations Manager for International Hammer/Spindletop Tubular Services, a division of Patterson Services, Inc. Mr. Edwards has been in the casing and tubing industry for the past 29 years.

Terrence P. Keane has served as President and Chief Executive Officer of our AirComp, LLC subsidiary since its formation on July 1, 2003, and served as a consultant to M-I, LLC in the area of compressed air drilling from July 2002 until June 2003. From March 1999 until June 2002, Mr. Keane served as Vice President and General Manager — Exploration, Production and Processing Services for Gas Technology Institute where Mr. Keane was responsible for all sales, marketing, operations and research and development of the exploration, production and processing business unit. For more than ten years prior to joining the Gas Technology Institute, Mr. Keane had various positions with Smith International, Inc., Houston, Texas, most recently in the position of Vice President Worldwide Operations and Sales for Smith Tool.

Insurance

We carry a variety of insurance coverages for our operations, and we are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. Finally, insurance rates have in the past been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

Federal Regulations and Environmental Matters

Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have in recent years become more stringent and have generally sought to impose greater liability on a larger number of potentially responsible parties. Because we provide services to companies producing oil and natural gas, which are toxic substances, we may become subject to claims relating to the release of such substances into the environment. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on us, it is possible that an environmental claim could arise that could cause our business to suffer. We do not anticipate any material expenditures to comply with environmental regulations affecting our operations.

In addition to claims based on our current operations, we are from time to time named in environmental claims relating to our activities prior to our reorganization in 1988 (See “Item 3. Legal Proceedings”).

Intellectual Property Rights

Except for our relationships with our customers and suppliers described above, we do not own any patents, trademarks, licenses, franchises or concessions which we believe are material to the success of our business. As part of our overall corporate strategy to focus on our core business of providing services to the oil and natural gas industry and to increase stockholder value, we are investigating the sale or license of our worldwide rights to trade names and logos for products and services outside the energy sector.

ITEM 2.	PROPERTIES

The following table describes the location and general character of the principal physical properties used in each of our company’s businesses as of March 14, 2006. All of the properties are leased by us except for our property in Edinburg, Texas.

Business Segment	Location	Property

Directional Drilling Services	Houston, Texas	Operating Location
	Corpus Christi, Texas	Operating Location
	Oklahoma City, Oklahoma	Operating Location
	Lafayette, Louisiana	Operating Location
Compressed Air Drilling Services	Houston, Texas	Operating Location
	San Angelo, Texas	Operating Location
	Fort Stockton, Texas	Operating Location
	Farmington, New Mexico	Operating Location
	Grand Junction, Colorado	Operating Location
	Wilburton, Oklahoma	Operating Location
	Sonora, Texas	Operating Location
	Grandbury, Texas	Operating Location
	Denver, Colorado	Operating Location
	Carlsbad, New Mexico	Operating Location
Casing and Tubing Services	Edinburg, Texas	Operating Location
	Pearsall, Texas	Operating Location
	Corpus Christi, Texas	Operating Location
	Kilgore, Texas	Operating Location
	Lafayette, Louisiana	Operating Location
	Houma, Louisiana	Operating Location
Casing and Tubing Services (cont)	Buffalo, Texas	Operating Location
Rental Tools	Houston, Texas	Operating Location
	Broussard, Louisiana	Operating Location
	Lafayette, Louisiana	Operating Location
Production Services	Midland, Texas	Operating Location
	Corpus Christi, Texas	Operating Location
	Kilgore, Texas	Operating Location
	Carthage, Texas	Operating Location
	Cordell, Oklahoma	Operating Location
General Corporate	Houston, Texas	Principal Executive Offices

The yard in Buffalo, Texas is co-owned by David Wilde, who is one of our executive officers.

ITEM 3.	LEGAL PROCEEDINGS

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

As part of our plan of reorganization, we settled U.S. Environmental Protection Agency claims for cleanup costs at all known sites where we were alleged to have disposed of hazardous waste. The EPA settlement included both past and future cleanup costs at these sites and released us of liability to other potentially responsible parties in connection with these specific sites. In addition, we negotiated settlements of various environmental claims asserted by certain state environmental protection agencies.

Subsequent to our bankruptcy reorganization, the EPA and state environmental protection agencies have in a few cases asserted we are liable for cleanup costs or fines in connection with several hazardous waste disposal sites containing products manufactured by us prior to consummation of our plan of reorganization. In each instance, we have taken the position that the cleanup costs and all other liabilities related to these sites were discharged in the bankruptcy, and the cases have been disposed of without material cost. A number of Federal Courts of Appeal have issued rulings consistent with this position, and based on such rulings, we believe that we will continue to prevail in our position that our liability to the EPA and third parties for claims for environmental cleanup costs that had pre-petition triggers have been discharged. A number of claimants have asserted claims for environmental cleanup costs that had pre-petition triggers, and in each event, the A-C Reorganization Trust, under its mandate to provide plan of reorganization implementation services to us, has responded to such claims, generally, by informing claimants that our liabilities were discharged in the bankruptcy. Each of such claims has been disposed of without material cost. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

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

We were advised in late 2005 that the A-C Reorganization Trust is in the process of terminating and distributing its assets, and as a result, we will assume the responsibility of responding to claimants and to the EPA and state agencies previously undertaken by the A-C Reorganization Trust. However, we have been advised by the A-C Reorganization Trust that its cost of providing these services has not been material in the past, and therefore we do not expect to incur material expenses as a result of responding to such requests. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material, adverse effect on us.

We are named as a defendant from time to time in product liability lawsuits alleging personal injuries resulting from our activities prior to our reorganization involving asbestos. These claims are referred to and handled by a special products liability trust formed to be responsible for such claims in connection with our reorganization. As with environmental claims, we do not believe we are liable for product liability claims relating to our business prior to our bankruptcy; moreover, the products liability trust continues to defend all such claims. However, there can be no assurance that we will not be subject to material product liability claims in the future.

On December 31, 2004, Mountain Air was named as a defendant in an action brought in April 2004 in the District Court of Mesa County, Colorado, by the former owner of Mountain Air Drilling Service Company, Inc., from whom Mountain Air acquired assets in 2001. The plaintiff sought to accelerate payment of the note issued in connection with the acquisition and sought $1.9 million in damages (representing principal and interest due under the note). We raised several defenses to the plaintiff’s claim. In March 2005, we reached an agreement with the plaintiff to settle an action brought by the sellers under the note and paid to the sellers $1.0 million on April 1, 2005 and agreed to pay an additional $350,000 on June 1, 2006, and $150,000 on June 1, 2007, in settlement of all amounts due under the promissory note and all other claims.

We are involved in various other legal proceedings in the ordinary course of businesses. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE INFORMATION

Our common stock is traded on the American Stock Exchange under the symbol “ALY”. Prior to September 13, 2004, our common stock was quoted on the OTC Bulletin Board and traded sporadically. The following table sets forth, for periods prior to September 13, 2004, high and low bid information for the common stock, as reported on the OTC Bulletin Board, during the periods indicated, and for periods since September 13, 2004, high and low sale prices of our common stock reported on the American Stock Exchange. The quotations reported on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Share prices for periods prior to June 10, 2004, set forth herein have been adjusted to give retroactive effect to a one-to-five reverse stock split effected June 10, 2004.

Calendar Quarter	High	Low

2003
First Quarter	4.50	.55
Second Quarter	5.00	2.25
Third Quarter	4.50	2.60
Fourth Quarter	6.00	2.60
2004
First Quarter	10.05	2.55
Second Quarter	10.25	4.25
Third Quarter	9.75	4.75
Fourth Quarter	5.40	3.25
2005
First Quarter	7.25	3.64
Second Quarter	6.00	4.38
Third Quarter	14.70	5.65
Fourth Quarter	13.75	8.61

Holders

As of March 14, 2006, there were approximately 2,040 holders of record of our common stock. On March 14, 2006, the last sale price for our common stock reported on the American Stock Exchange was $13.55 per share.

Dividends

No dividends were declared or paid during the past three years, and no dividends are anticipated to be declared or paid in the foreseeable future. Our credit facilities and the indenture governing our senior notes restrict our ability to pay dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of
	Securities to be	Weighted
	Issued Upon	Average Exercise	Number of Securities
	Exercise of	Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,756,067	$5.18	210,100
Equity compensation plans not approved by security holders	489,243	$2.97	—

Total	3,245,310	$4.85	210,100

Equity Compensation Plans Not Approved By Security Holders

These plans comprise the following:

In 1999 and 2000, the Board compensated former and continuing Board members who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 4,800 shares of common stock were granted with an exercise price of $13.75. These options vested immediately and expire in March 2010. As of December 31, 2005, none of these options had been exercised.

On May 31, 2001, our Board granted to one of our directors, Leonard Toboroff, an option to purchase 100,000 shares of common stock at $2.50 per share, expiring in October 2011. The option was granted for services provided by Mr. Toboroff to OilQuip prior to our merger with OilQuip Rentals, Inc., including providing financial advisory services, assisting in OilQuip’s capital structure and assisting OilQuip in finding strategic acquisition opportunities. None of these options have been exercised.

In February 2001, we issued warrants to purchase 233,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 67,000 shares of our common stock at an exercise price of $5.00 per share in connection with a subordinated debt financing. The warrants to purchase 233,000 shares were redeemed during December 2004 for $1.5 million. The remaining 67,000 warrants are currently outstanding and expire in February 2011.

In connection with the private placement in April 2004, we issued warrants for the purchase of 800,000 shares of our common stock at an exercise price of $2.50 per share. A total of 486,557 of these warrants were exercised in 2005. Warrants for 4,000 shares of our common stock at an exercise price of $4.65 were also issued in May 2004 and remain outstanding as of December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED HISTORICAL FINANCIAL INFORMATION

The following selected historical financial information for each of the five years ended December 31, 2005, has been derived from our audited consolidated financial statements and related notes. This information is only a summary and should be read in conjunction with material contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with our financial statements included elsewhere. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have during the past five years effected a number of business combinations and other transactions that materially affect the comparability of the information set forth below (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(Restated)	(Restated)

Statement of Operations Data
Revenues	$105,344	$47,726	$32,724	$17,990	$4,796
Income (loss) from operations	$13,218	$4,227	$2,625	$(1,072)	$(1,433)
Net income (loss) from continuing operations	$7,175	$888	$2,927	$(3,969)	$(2,273)
Net income (loss) attributed to common stockholders	$7,175	$764	$2,271	$(4,290)	$(4,577)
Per Share Data:
Net Income (loss) from continuing operations per common share:
Basic	$0.48	$0.10	$0.58	$(1.14)	$(2.88)
Diluted	$0.44	$0.09	$0.50	$(1.14)	$(2.88)
Weighted average number of common shares outstanding:
Basic	14,832	7,930	3,927	3,766	790
Diluted	16,238	9,510	5,850	3,766	790

	Consolidated Balance Sheet Data
	As of December 31,
	2005	2004	2003	2002	2001
	(Restated)

Total Assets	$137,355	$80,192	$53,662	$34,778	$12,465
Long-term debt classified as:
Current	$5,632	$5,541	$3,992	$13,890	$1,023
Long-term	$54,937	$24,932	$28,241	$7,331	$6,833
Redeemable convertible
Preferred stock	$—	$—	$4,171	$3,821	$—
Stockholders’ equity	$60,875	$35,109	$4,541	$1,009	$1,250
Book value per share (basic)	$4.10	$4.43	$1.16	$0.27	$1.58

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our selected historical financial data and our accompanying financial statements and the notes to those financial statements included elsewhere in this document. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed below under “Risk Factors.”

Overview of Our Business

We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, and offshore in the Gulf of Mexico, and internationally in Mexico. We operate in five sectors of the oil and natural gas service industry: directional drilling services; casing and tubing services; compressed air drilling services; rental tools; and production services.

We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service. The price we charge for our services depends upon several factors, including the level of oil and natural gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on the price, quality of service and equipment, and the general reputation and experience of our personnel. The demand for drilling services has historically been volatile and is affected by the capital expenditures of oil and natural gas exploration and development companies, which can fluctuate based upon the prices of oil and natural gas or the expectation for the prices of oil and natural gas.

The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States increased from 862 as of December 31, 2002 to 1,532 on March 10, 2006, according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 605 on March 10, 2006, which accounted for 32.8% and 39.5% of the total U.S. rig count, respectively. Currently, we believe that the number of available drilling rigs is insufficient to meet the demand for drilling rigs. Consequently, unless a significant number of additional drilling rigs are brought online, the rig count may not increase substantially despite the strong demand.

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

Cyclical Nature of Equipment Rental and Services Industry

The oilfield services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and the domestic supply and demand for natural gas. The peaks and valleys of demand are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies. The increased capital expenditures also ultimately result in greater production which historically has resulted in increased supplies and reduced prices.

Demand for our services has been strong throughout 2003, 2004 and 2005 due to high oil and natural gas prices and increased demand and declining production costs for natural gas as compared to other energy sources. Management believes the current market fundamentals are indicative of a favorable long-term trend of activity in our markets. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

Restatement

We understated diluted earnings per share due to an incorrect calculation of our weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. In addition, we understated basic earnings per share due to an incorrect calculation of our weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, or SFAS, No. 128. The effect of the restatement is to reduce weighted average diluted shares outstanding for the relevant periods and to reduce weighted average basic shares outstanding for the quarter ended September 30, 2004. Therefore, diluted earnings per share were increased for the relevant periods and basic earnings per share were increased for the quarter ended September 30, 2004. Based on the correction of a mathematical error, for the three and nine months ended September 30, 2004, weighted average basic shares outstanding was 8,298,000 and 6,168,000, respectively, compared to the previously reported weighted average basic shares outstanding of 11,599,000 and 7,285,000 for the three and nine months ended September 30, 2004. The effect is to increase basic earnings per share to $0.06 and $0.21 for the three and nine months ended September 30, 2004 compared to the $0.04 and $0.18 previously reported for those periods. Based on the proper allocation of SFAS No. 128, weighted average diluted shares outstanding was 9,828,000 and 7,890,000 for the three and nine months ended September 30, 2004, respectively, compared to the previously reported weighted average diluted shares outstanding of 14,407,000 and 9,980,000 for the three and nine months ended September 30, 2004, respectively. The effect is to increase diluted earnings per share to $0.05 and $0.18 for the three and nine months ended September 30, 2004, respectively, compared to the $0.04 and $0.13 previously restated, respectively. (See Note 2 to our consolidated financial statements for the three years ended December 31, 2005).

In connection with the formation of AirComp in 2003, we, along with M-I contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally accounted for the formation of AirComp as a joint venture, but in February 2005 determined that the transaction should have been accounted for using purchase accounting pursuant to SFAS No. 141, “Business Combinations” and SEC Staff Accounting Bulletin No. 51 “Accounting for Sales of Stock by a Subsidiary.” Consequently, we have restated our financial statements for the year ended December 31, 2003 and for the first three quarters of 2004 (See Note 2 to our consolidated financial statements for the three years ended December 31, 2005).

Management has concluded that the need to restate our financial statements resulted, in part, from the lack of sufficient experienced accounting personnel, which in turn resulted in a lack of effective control over the financial reporting process.

We have implemented a number of actions that we believe address the deficiencies in our financial reporting process, including the following:

•	The addition of experienced accounting personnel with appropriate experience and qualifications to perform quality review procedures and to satisfy our financial reporting obligations. During August 2004, we hired a new chief financial officer and in October of 2004 we hired a full-time in-house general counsel. In March 2005, we hired a certified public accountant as our financial reporting manager and in July 2005 we hired as chief accounting officer, a certified public accountant who has significant prior experience as a chief accounting officer of a publicly traded company. In 2006, we have added three additional certified public accountants in connection with the growth of our business and to implement and monitor compliance with internal control processes.

•	In the fourth quarter of 2004, we engaged an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and correcting deficiencies and testing our internal controls and procedures, including our controls over internal financial reporting.

•	We are in the final stages of completing the implementation of a new accounting software to facilitate timely and accurate reporting.

Although we have implemented a number of actions as described above, we have not yet had sufficient time to test the newly implemented actions.

Results of Operations

In February 2002, we acquired 81% of the outstanding stock of Tubular. In February 2002, we also purchased substantially all the outstanding common stock and preferred stock of Strata. The results from our casing and tubing services and directional drilling services are included in our operating results from February 1, 2002.

In July 2003, through our subsidiary Mountain Compressed Air, Inc., we entered into a limited liability company agreement with M-I, a company owned by Smith International and Schlumberger N.V., to form AirComp. We owned 55% and M-I owned 45% of AirComp until we purchased M-I’s interest in July 2005. We have consolidated AirComp into our financial statements beginning with the quarter ending September 30, 2003.

In September 2004, we acquired the remaining 19% of Tubular and we acquired Safco. In November 2004, AirComp acquired substantially all of the assets of Diamond Air and, in December 2004, we acquired Downhole. We consolidated the results of these acquisitions from the day they were acquired.

In April 2005, we acquired Delta and, in May 2005, we acquired Capcoil. We report the operations of Downhole and Capcoil as our production services segment and the operations of Safco and Delta as our rental tools segment. In July 2005, we acquired the 45% interest of M-I in our compressed air drilling subsidiary, AirComp, making us the 100% owner of AirComp. In addition, in July 2005, we acquired the compressed air drilling assets of W. T. On August 1, 2005, we acquired 100% of the outstanding capital stock of Target. The results of Target are included in our directional and horizontal drilling segment as their Measure While Drilling equipment is utilized in that segment. On September 1, 2005, we acquired the casing and tubing service assets of Patterson Services, Inc. We consolidated the results of these acquisitions from the day they were acquired.

The foregoing acquisitions affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.

Comparison of Years Ended December 31, 2005 and December 31, 2004

Our revenue for the year ended December 31, 2005 was $105.3 million, an increase of 120.8% compared to $47.7 million for the year ended December 31, 2004. The increase in revenues was principally due to acquisitions completed in the fourth quarter of 2004 and the second and third quarters of 2005, the addition of operations and sales personnel, the opening of new operations offices, and the purchase of additional equipment. Acquisitions completed during this period enabled us to establish our rental tool and production services segments which resulted in an increased offering of products and services and an expansion of our customer base. Directional drilling services segment revenues increased in the 2005 period compared to the 2004 period due to the addition of operations and sales personnel, the opening of new operations offices and the purchase of additional downhole motors which increased our capacity and market presence. Revenues increased at our compressed air drilling segment due to acquisition of the air drilling assets of W. T. on July 11, 2005, the acquisitions of Diamond Air on November 1, 2004 and improved pricing for our services in West Texas.

Revenues increased at our casing and tubing services segment due to the acquisition of the casing and tubing assets of Patterson Services Inc. on September 1, 2005, increased revenues from Mexico, improved market conditions, improved market penetration for our services in South Texas and the addition of operating personnel and equipment which broadened our capabilities. Also contributing to increased revenues were the acquisitions of Safco as of September 1, 2004, Downhole as of December 1, 2004, Delta as of April 1, 2005 and Capcoil as of May 1, 2005. Downhole and Capcoil comprise our production services segment and were merged in February 2006 to form Allis-Chalmers Production Services, Inc. Safco and Delta comprise our rental tool segment and were merged in February 2006 with Specialty to form Allis-Chalmers Rental Tools, Inc.

Our gross margin for the year ended December 31, 2005 increased 146.1% to $30.6 million, or 29.0% of revenues, compared to $12.4 million, or 26.0%, of revenues for the year ended December 31, 2004. The increase is due to increased revenues and improved pricing in the directional drilling services segment, increased revenues at our compressed air drilling services segment, including revenues resulting from the acquisition of Diamond Air and the compressed air drilling assets of W.T., increased revenues from Mexico, improved market conditions for our domestic casing and tubing segment and the growth of our rental tools segment through the acquisition of Delta on April 1, 2005. Depreciation expense increased 80.4% to $4.9 million in 2005 compared to $2.7 million in 2004. The increase is due to additional depreciable assets resulting from capital expenditures and acquisitions in 2004 and 2005. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.

General and administrative expense was $15.9 million for the year ended December 31, 2005 compared to $7.1 million for the year ended December 31, 2004. General and administrative expense increased due to the additional expenses associated with the acquisitions completed in the second half of 2004 and in 2005, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased legal and accounting fees and other expenses related to our financing and acquisition activities, increased consulting fees in connection with our internal controls and corporate governance process, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 15.1% for 2005 and 14.9% for 2004.

Amortization expense was $1.8 million for the year ended December 31, 2005 compared to $0.9 million for the year ended December 31, 2004. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.

Income from operations for the year ended December 31, 2005 totaled $13.2 million, a 212.7% increase over the $4.2 million in income from operations for the year ended December 31, 2004, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses.

Our interest expense was $4.4 million for the year ended December 31, 2005, compared to $2.8 million for the year ended December 31, 2004. Interest expense increased during 2005 due to the increased borrowings associated with the acquisitions completed in the second and third quarters of 2005, equipment purchases and higher average interest rates, offset in part by the prepayment, in December 2004, of our 12% $2.4 million subordinated note. Additionally, in 2005, we incurred debt retirement expense of $1.1 million related to the refinancing of our debt. This amount includes prepayment penalties and the write-off of deferred financing fees from a previous financing.

Minority interest in income of subsidiaries for the year ended December 31, 2005 was $488,000 compared to $321,000 for the corresponding period in 2004 due to the increase in profitability at AirComp due in part to the acquisition of Diamond Air as of November 1, 2004. The minority interest at AirComp was acquired on July 11, 2005 and the minority interest in Tubular, which was 19%-owned by director Jens Mortensen, was acquired on September 30, 2004.

We had net income attributed to common stockholders of $7.2 million for the year ended December 31, 2005, an increase of 839.1%, compared to net income attributed to common stockholders of $0.8 million for the year ended December 31, 2004. The net income attributed to common stockholders in the 2004 period is after $124,000 in preferred stock dividends.

The following table compares revenues and income from operations for each of our business segments for the years ended December 31, 2005 and December 31, 2004. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	2005	2004	Change	2005	2004	Change
	(In thousands)

Directional drilling services	$43,901	$24,787	$19,114	$7,389	$3,061	$4,328
Compressed air drilling services	25,662	11,561	14,101	5,612	1,169	4,443
Casing and tubing services	20,932	10,391	10,541	4,994	3,217	1,777
Rental tools	5,059	611	4,448	1,300	(71)	1,371
Production services	9,790	376	9,414	(99)	4	(103)
General corporate	—	—	—	(5,978)	(3,153)	(2,825)

Total	$105,344	$47,726	$57,618	$13,218	$4,227	$8,991

Directional Drilling Services Segment.  Revenues for the year ended December 31, 2005 for our directional drilling services segment were $43.9 million, an increase of 77.1% from the $24.8 million in revenues for the year ended December 31, 2004. Income from operations increased 141.4% to $7.4 million for 2005 from $3.1 million for 2004. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, the establishment of new operations in West Texas and Oklahoma, the addition of operations and sales personnel, the purchase of additional downhole motors which increased our capacity and market presence and the acquisition of Target, a provider of measurement while drilling equipment, effective August 2005. Our operating income increased due to higher revenue explained above and cost savings achieved as a result of the purchases of most of the downhole motors used in directional drilling, which we had previously rented.

Compressed Air Drilling Services Segment.  Our compressed air drilling revenues were $25.7 million for the year ended December 31, 2005, an increase of 122.0% compared to $11.6 million in revenues for the year ended December 31, 2004. Income from operations increased 380.1% to $5.6 million in 2005 compared to income from operations of $1.2 million in 2004. Our compressed air drilling revenues and operating income for the 2005 period increased compared to the 2004 period due in part to the acquisition of the air drilling assets of W. T., the acquisitions of Diamond Air as of November 1, 2004 and improved pricing in West Texas.

Casing and Tubing Services Segment.  Revenues for the year ended December 31, 2005 for the casing and tubing services segment were $20.9 million, an increase of 101.4% from the $10.4 million in revenues for the year ended December 31, 2004. Revenues from domestic operations increased to $14.5 million in 2005 from $5.2 million in 2004 as a result of the acquisition of the casing and tubing assets of Patterson Services, Inc. on September 1, 2005, improved market conditions for our services in South Texas and the addition of personnel which added to our capabilities and our offering of services. Revenues from Mexican operations increased to $6.4 million in 2005 from $5.2 million in 2004 as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations increased 55.2% to $5.0 million in 2005 from $3.2 million in 2004. The increase in this segment’s operating income is due to increased revenues both domestically and in our Mexico operations.

Rental Tools Segment.  Our rental tools revenues were $5.1 million for the year ended December 31, 2005, an increase of 728.0% compared to $0.6 million in revenues for the year ended December 31, 2004. Income from operations increased to $1.3 million in 2005 compared to a loss from operations of $71,000 in 2004. Operations for this segment include Safco, acquired in September 2004, and Delta, acquired in April 2005.

Production Services Segment.  Our production services revenues were $9.8 million for the year ended December 31, 2005, compared to $376,000 in revenues for the year ended December 31, 2004. Loss from operations was $99,000 in 2005 compared to an operating income of $4,000 in 2004. Operations for this segment consist of Downhole, acquired December 1, 2004, and Capcoil, acquired May 1, 2005. We plan to grow this segment and improve profitability by increasing our market presence and our critical mass including adding additional capillary and coil tubing units. Our results for the year ended December 31, 2005 for this segment were negatively affected by costs incurred to expand our international presence for production services and by downtime experienced by one of our larger coil tubing units.

Comparison of Years Ended December 31, 2004 and December 31, 2003

Our revenue for the year ended December 31, 2004 was $47.7 million, an increase of 45.8% compared to $32.7 million for the year ended December 31, 2003. Revenues increased due to increased demand for our services due to the general increase in oil and gas drilling activity. Revenues increased most significantly at our directional drilling services segment due to the addition of operations and sales personnel, which increased our capacity and market presence. Additionally, our compressed air drilling services revenues in 2004 increased compared to the 2003 year due to the inclusion, for a full year in 2004, of the business contributed by M-I in connection with the formation of AirComp in July 2003 and the acquisition of Diamond Air on November 1, 2004. We have consolidated AirComp into our financial statements beginning with the quarter ended September 30, 2003. Also contributing to the increase in revenues was an increase in Mexico revenues at our casing and tubing services segment, which was offset in part by a decrease in domestic revenues for this segment due to increased competition for casing and tubing services in South Texas. Finally in the second half of 2004, we acquired Safco, our rental tools subsidiary, as of September 1, and as of December 1, 2004, we acquired Downhole, our production services subsidiary.

Our gross margin for the year ended December 31, 2004 increased 42.9% to $12.4 million, or 26.0% of revenues, compared to $8.7 million, or 26.6% of revenues for the year ended December 31, 2003, due to the increase in revenues in the directional drilling services segment, the compressed air drilling services segment and from Mexico, which more than offset lower revenues and higher costs in our domestic casing and tubing segment. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.

General and administrative expense was $7.1 million in the 2004 period compared to $5.3 million for 2003. General and administrative expense increased in 2004 due to additional expenses associated with the inclusion of AirComp for a full year, the acquisitions completed in the second half of 2004, and the hiring of additional sales and administrative personnel at each of our subsidiaries. General and administrative expense also increased because of increased professional fees and other expenses related to our financing and acquisition activities, including the listing of our common stock on the American Stock Exchange, and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 14.9% in 2004 and 16.2% in 2003.

Depreciation and amortization was $3.6 million for the year ended December 31, 2004 compared to $2.9 million for the year ended December 31, 2003. The increase was due to the inclusion of AirComp for a full year and the increase in our assets resulting from our capital expenditures and the acquisitions completed in 2004.

Income from operations for the year ended December 31, 2004 totaled $4.2 million, a 61.0% increase over the $2.6 million in income from operations for the prior year, reflecting the increase in our revenues and gross profit, offset in part by an increase in general and administrative expense. Income from operations in the year ended December 31, 2004 includes $188,000 in additional accrued expense for post-retirement medical benefits pursuant to our plan of reorganization. The increase in this accrued expense was based on the present value of the expected retiree benefit obligations as determined by a third party actuary. Income from operations for the 2003 year includes income of $99,000 which resulted from a reduction in projected post-retirement benefits based on the third party actuary at the end of 2003.

Our interest expense increased to $2.8 million in 2004, compared to $2.5 million for the prior year, in spite of the decrease in our total debt. Interest expense in 2004 includes $359,000 in warrant put amortization including the retirement of warrants in connection with the prepayment, in December 2004, of our $2.4 million 12.0% subordinated note. Interest expense in 2003 includes $216,000 in connection with the acceleration, in 2003, of the amortization of a put obligation related to subordinated debt at Mountain Compressed Air. The subordinated debt including accrued interest was paid off in connection with the formation of AirComp in 2003.

Minority interest in income of subsidiaries for the 2004 year was $321,000 compared to $343,000 for the 2003 year. The increase in net income at AirComp was offset in part by the elimination of minority interest in Tubular, which was 19%-owned by director Jens Mortensen until September 30, 2004.

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

The following table compares revenues and income from operations for each of our business segments for the years ended December 31, 2004 and December 31, 2003. Income from operations consists of our revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	2004	2003	Change	2004	2003	Change
	(In thousands)

Directional drilling services	$24,787	$16,008	$8,779	$3,061	$1,103	$1,958
Compressed air drilling services	11,561	6,679	4,882	1,169	17	1,152
Casing and tubing services	10,391	10,037	354	3,217	3,628	(411)
Other services	987	—	987	(67)	—	(67)
General corporate	—	—	—	(3,153)	(2,123)	(1,030)

Total	$47,726	$32,724	$15,002	$4,227	$2,625	$1,602

Directional Drilling Services Segment.  Revenues for the year ended December 31, 2004 for our directional drilling services segment were $24.8 million, an increase of 54.8% from the $16.0 million in revenues for the year ended December 31, 2003. Income from operations increased by 177.5% to $3.1 million for the year ended December 31, 2004 from $1.1 million for 2003. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas and the addition of operations and sales personnel which increased our capacity and market presence. Increased operating expenses as a result of the addition of personnel were more than offset by the growth in revenues and cost savings as a result of purchases, in late 2003 and in 2004, of most of the down-hole motors used in directional drilling. Previously we had leased these motors.

Compressed Air Drilling Services Segment.  Our compressed air drilling revenues were $11.6 million for the year ended December 31, 2004, an increase of 73.1% compared to $6.7 million in revenues for the year ended December 31, 2003. Income from operations increased to $1.2 million in 2004 compared to income from operations of $17,000 in 2003. Our compressed air drilling revenues and operating income for the 2004 year increased compared to the prior year due to the inclusion, for a full year in 2004, of the business contributed by M-I, in connection with the formation of AirComp in July 2003, and the acquisition of Diamond Air as of November 1, 2004.

Casing and Tubing Services Segment.  Revenues for the year ended December 31, 2004 for the casing and tubing services segment were $10.4 million, an increase of 3.5% from the $10.0 million in revenues for the year ended December 31, 2003. Revenues from domestic operations decreased from $6.3 million in 2003 to $5.1 million in the 2004 year as a result of increased competition in South Texas, resulting in fewer contracts awarded to us and lower pricing for our services. Revenues from Mexican operations, however, increased from $3.7 million in 2003 to $5.3 million in the 2004 period as a result of increased drilling activity in Mexico and the addition of equipment that increased our capacity. Income from operations decreased by 11.3% to $3.2 million in 2004 from $3.6 million in 2003. The decrease in this segment’s revenues and operating income is due to the decrease in revenues from domestic operations and increases in wages and benefits domestically, which was partially offset by increased revenues from Mexico.

Other Services Segment.  Revenues for this segment consist of Safco’s rental tool business, beginning September 1, 2004, and Downhole’s production services beginning December 1, 2004, the effective date of their respective acquisitions. Revenues for this segment were $987,000 with a loss from operations of $67,000. It is our plan to grow in these businesses thereby improving profitability as we increase our market presence and our critical mass.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are borrowings under our revolving lines of credit, other financings, proceeds from the issuance of equity securities and cash flows from operations. We had cash and cash equivalents of $1.9 million at December 31, 2005 compared to $7.3 million at December 31, 2004 and compared to $1.3 million at December 31, 2003.

Operating Activities

In the year ended December 31, 2005, we generated $3.6 million in cash from operating activities compared to $3.3 million in cash from operating activities for the same period in 2004. Net income before preferred stock dividend for the year ended December 31, 2005 increased to $7.2 million, compared to $888,000 in the 2004 period. Revenues and income from operations increased in 2005 due to increased demand for our services due to the general increase in oil and gas drilling activity and the results of acquisitions that were completed during the period. Non-cash additions to net income totaled $6.8 million in the 2005 period consisting of $6.6 million of depreciation and amortization, $488,000 of minority interest in the income of a subsidiary, $653,000 in write-off of financing fees in conjunction with a refinancing, offset by decrease of $352,000 in the pension benefit obligation and the $669,000 of gain from the disposition of equipment. Non-cash additions to net income totaled $4.3 million in the 2004 period consisting of $3.6 million of depreciation and amortization, $321,000 of minority interest in the income of a subsidiary and $350,000 in amortization of discount on debt.

During the year ended December 31, 2005, changes in working capital used $10.4 million in cash compared to a use of $1.9 million in cash in the 2004 period, principally due, in the 2005 period, to an increase of $10.4 million in accounts receivable, an increase of $2.1 million in other current assets, and a decrease of $97,000 in accrued expenses, offset in part by an increase of $2.4 million in accounts payable, an increase of $324,000 in accrued interest and a increase of $443,000 in accrued employee benefits and payroll taxes. Our accounts receivables increased by $10.4 million at December 31, 2005 due to the increase in our revenues in 2005. Other current assets increased $2.1 million due primarily to an increase in inventory. Accounts payable increased by $2.4 million at December 31, 2005 due to the increase in our cost of sales associated with the increase in our revenues and the acquisitions completed in 2005 and 2004.

In the year ended December 31, 2004, we generated $3.3 million in cash from operating activities compared to $1.9 million in cash from operating activities for the same period in 2003. Net income before preferred stock dividend for the year ended December 31, 2004 decreased to $888,000, compared to $2.9 million in the 2003 period. Revenues and income from operations increased in 2004 due to increased demand for our services due to the general increase in oil and gas drilling activity. Net income in 2003 includes a $1.0 million gain from the settlement of a lawsuit and a $2.4 million non-operating gain on sale of interest in AirComp. Non-cash additions to net income totaled $4.3 million in the 2004 period consisting of $3.6 million of depreciation and amortization, $321,000 of minority interest in the income of a subsidiary and $350,000 in amortization of discount on debt. Net non-cash additions to net income in 2003 totaled $305,000, consisting of depreciation and amortization expense of $2.9 million, minority interest in the income of a subsidiary of $343,000 and amortization of discount on debt of $516,000, offset by the $3.4 million of non-cash gains.

During the year ended December 31, 2004, changes in working capital used $1.9 million in cash compared to a use of $1.3 million in cash in the 2003 period, principally due, in the 2004 period, to an increase of $2.3 million in accounts receivable, an increase of $638,000 in other assets, and a decrease of $398,000 in accrued expenses and other liabilities, offset in part by an increase of $1.1 million in accounts payable and an increase of $299,000 in accrued interest. Our accounts receivables increased by $2.3 million at December 31, 2004 due to the increase in our revenues in 2004. Current assets increased $638,000 due primarily to an increase in prepaid insurance premiums. Accounts payable increased by $1.1 million at December 31, 2004 due to the increase in our cost of sales associated with the increase in our revenues and the acquisitions completed in the fourth quarter of 2004.

Investing Activities

During the year ended December 31, 2005, we used $53.1 million in investing activities. During the year ended December 31, 2005, we completed the following acquisitions for a total net cash outlay of $36.9 million:

•	On April 1, 2005 we acquired Delta for $4.6 million in cash, 223,114 shares of our common stock and two promissory notes totaling $350,000.

•	On May 1, 2005, we acquired Capcoil for $2.7 million in cash, 168,161 shares of our common stock and the payment or assumption of approximately $1.3 million of debt.

•	On July 11, 2005, we acquired the compressed air drilling assets of W.T. for $6.0 million in cash.

•	On July 11, 2005, we acquired from M-I it’s 45% interest in AirComp and subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and reissued a $4.0 million subordinated note.

•	Effective August 1, 2005, we acquired Target for $1.3 million in cash and forgiveness of a lease receivable of $592,000.

•	On September 1, 2005, we acquired the casing and tubing service assets of Patterson Services, Inc. for approximately $15.6 million.

In addition we made capital expenditures of approximately $17.8 million, including $2.9 million to purchase equipment for our directional drilling services segment, $7.0 million to purchase and improve equipment in our compressed air drilling service segment, $5.2 million to purchase and improve our casing equipment and approximately $1.5 million to expand our production services segment. We also received $1.6 million from the sale of assets during the year ended December 31, 2005, comprised mostly from equipment lost in the hole from our directional drilling segment ($1.0 million) and our rental tool segment ($408,000).

During the year ended December 31, 2004, we used $9.1 million in investing activities, consisting principally of capital expenditures of approximately $4.6 million, including $1.6 million to purchase equipment for our directional drilling services segment, $1.3 million to purchase casing equipment and $1.4 million to make capital repairs to existing equipment in our compressed air drilling services segment. During the year ended December 31, 2004, we completed the following acquisitions for a net cash outlay of $4.6 million.

•	As of September 1, 2004 we completed, for $1.0 million, the acquisition of 100% of the outstanding stock of Safco.

•	As of November 1, 2004, AirComp acquired substantially all the assets of Diamond Air for $4.6 million in cash and the assumption of approximately $450,000 of debt. We contributed our share of the purchase price, or $2.5 million, to AirComp in order to fund the purchase.

•	Effective December 1, 2004, we acquired Downhole for approximately $1.1 million in cash, 568,466 shares of our common stock and payment or assumption of $950,000 of debt.

During the 12 month period ended December 31, 2003, we used $4.5 million in investing activities, consisting of the purchases of equipment of $5.4 million, which was partially offset by the proceeds from the sale of equipment of $843,000.

Financing Activities

During the year ended December 31, 2005, financing activities provided a net of $44.1 million in cash. We received $56.3 million in borrowings under long-term debt facilities, $15.5 million in net proceeds from the issuance of 1,761,034 shares of our common stock, $2.5 million in net borrowings under our revolving lines of credit and $1.4 million from the proceeds of warrant and option exercises for 1,076,154 shares of our common stock. The proceeds were used to repay long-term debt totaling $28.2 million, repay related party debt of $1.5 million and to pay $1.8 million in debt issuance costs.

During the year ended December 31, 2004, financing activities provided a net of $11.8 million in cash. We received $16.9 million in net proceeds from the issuance of 6,081,301 shares of our common stock, $8.2 million in borrowings under long-term debt facilities and a $689,000 increase in net borrowings under our revolving lines of credit. The proceeds were used to repay long-term debt totaling $13.5 million and to pay $391,000 in debt issuance costs.

During the year ended December 31, 2003, financing activities provided a net of $3.8 million in cash. In 2003, we received $14.1 million from the issuance of long-term debt and $30.5 million from borrowings under our lines of credit. These proceeds were used to pay long-term debt in the amount of $10.8 million and make principal payments on outstanding borrowings under our lines of credit in the amount of $29.4 million. We also used $408,000 in cash for debt issuance costs in 2003.

On July 11, 2005, we replaced our previous credit agreement with a new agreement that provided for the following senior secured credit facilities:

•	A $13.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivable plus 50% of eligible inventory (up to a maximum of $2.0 million of borrowings based on inventory). This line of credit was to be used to finance working capital requirements and other general corporate purposes, including the issuance of standby letters of credit. Outstanding borrowings under this line of credit were $6.4 million at a margin above prime and LIBOR rates plus margin averaging approximately 8.1% as of December 31, 2005.

•	Two term loans totaling $42.0 million. Outstanding borrowings under these term loans were $42.0 million as of December 31, 2005. These loans were at LIBOR rates plus a margin which averages approximately 7.8% at December 31, 2005.

We borrowed against the July 2005 facilities to refinance our prior credit facility and the AirComp credit facility, to fund the acquisition of M-I’s interest in AirComp and the air drilling assets of W.T. and to pay transaction costs related to the refinancing and the acquisitions. We incurred debt retirement expense of $1.1 million related to the refinancing. This amount includes prepayment penalties and the write-off of deferred financing fees of the previous financing.

Borrowings under the July 2005 facilities were to mature in July 2007. Amounts outstanding under the term loans as of July 2006 were to be repaid in monthly principal payments based on a 48 month repayment schedule with the remaining balance due at maturity. Additionally, during the second year, we were to be required to prepay the remaining balance of the term loans by 75% of excess cash flow, if any, after debt service and capital expenditures. The interest rate payable on borrowings was based on a margin over the London Interbank Offered Rate, referred to as LIBOR, or the prime rate, and there was a 0.5% fee on the undrawn portion of the revolving line of credit. The margin over LIBOR was to increase by 1.0% in the second year. The July 2005 credit facilities were secured by substantially all of our assets and contained customary events of default and financial and other covenants, including limitations on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets.

All amounts outstanding under our July 2005 credit agreement were paid off with proceeds of our senior notes offering in January 2006. We executed an amended and restated credit agreement which provides a $25.0 million revolving line of credit. For a more detailed description of our new credit agreement, please see “— Recent Developments” below.

Prior to July 11, 2005, we had a credit agreement dated December 7, 2004 that provided for the following credit facilities:

•	A $10.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $2.4 million as of December 31, 2004.

•	A term loan in the amount of $6.3 million to be repaid in monthly payments of principal of $105,583 per month. We were also required to prepay this term loan by an amount equal to 20% of receipts from our largest customer in Mexico. Proceeds of the term loan were used to prepay the term loan owed by Tubular and to prepay the 12% $2.4 million subordinated note and retire its related warrants. The outstanding balance was $6.3 million as of December 31, 2004.

•	A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility were payable monthly over four years beginning in January 2006. Availability of this capital expenditure term loan facility was subject to security acceptable to the lender in the form of equipment or other acquired collateral. There were no outstanding borrowings as of December 31, 2004.

These credit facilities were to mature on December 31, 2007 and were secured by liens on substantially all of our assets. The agreement governing these credit facilities contained customary events of default and financial covenants. It also limited our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Interest accrued at an adjustable rate based on the prime rate and was 6.25% as of December 31, 2004. We paid a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.

In connection with the acquisition of Tubular and Strata in 2002, we issued a 12% secured subordinated note in the original amount of $3.0 million. In connection with this subordinated note, we issued redeemable warrants valued at $1.5 million, which were recorded as a discount to the subordinated debt and as a liability. The discount was amortized over the life of the subordinated note beginning February 6, 2002 as additional interest expense of which $350,000 and $300,000 were recognized in the years ended December 31, 2004 and December 31, 2003, respectively. The debt was recorded at $2.7 million at December 31, 2003, net of the unamortized portion of the put obligation. On December 7, 2004, we prepaid the $2.4 million balance of the 12% subordinated note and retired the $1.5 million of warrants, with a portion of the proceeds from our $6.3 million bank term loan.

Prior to July 11, 2005, our AirComp subsidiary had the credit facilities described below. These credit facilities were repaid in connection with our acquisition of the minority interest in AirComp and the refinancing of our bank credit facilities described above.

•	A $3.5 million bank line of credit. Interest accrued at an adjustable rate based on the prime rate. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of 80% of eligible accounts receivable. The balance at December 31, 2004 was $1.5 million.

•	A $7.1 million term loan that accrued interest at an adjustable rate based on either LIBOR or the prime rate. Principal payments of $286,000 plus interest were due quarterly, with a final maturity date of June 27, 2007. The balance at December 31, 2004 was $6.8 million.

•	A “delayed draw” term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrued at an adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments were to commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. There were no borrowings outstanding under this facility as of December 31, 2004.

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

Tubular had two bank term loans with a remaining balance totaling $90,000 and $263,000 at December 31, 2005 and 2004, with interest accruing at a floating interest rate based on prime plus 2.0%. The interest rate was 9.25% and 7.25% at December 31, 2005 and 2004. Monthly principal payments are $13,000 plus interest. The maturity date of one of the loans, with a balance of $60,000, was September 17, 2006, while the second loan, with a balance of $30,000, had a final maturity of January 12, 2007. The balances of these two loans were repaid in full in January 2006 with the proceeds from our senior notes offering.

AirComp had a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party had the right to cause AirComp to sell its assets (or the other party may buy out such party’s interest), and in such event, this note (including accrued interest) was due and payable. The note was also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At December 31, 2004, $376,000 of interest was included in accrued interest. On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and the subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5% per annum. The subordinated note issued to M-I requires quarterly interest payments and the principal amount is due October 9, 2007. Contingent upon a future equity offering, the subordinated note is convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion.

Tubular had a subordinated note payable to Jens Mortensen, the seller of Tubular and one of our directors, in the amount of $4.0 million with a fixed interest rate of 7.5%. Interest was payable quarterly and the final maturity of the note is January 31, 2006. The subordinated note was subordinated to the rights of our bank lenders. The balance outstanding for this note at December 31, 2005 and 2004 was $3.0 and $4.0 million, respectively. The balance of this subordinated note was repaid in full in January 2006 with proceeds from our senior notes offering.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See “Item 3. Legal Proceedings”). At December 31, 2005 and 2004 the outstanding amounts due were $500,000 and $1.6 million.

In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bears interest at 2% and the principal and accrued interest is due on April 1, 2006.

In connection with the purchase of Tubular, we agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. Monthly payments of $20,576 are due under this agreement through January 31, 2007. In connection with the purchase of Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under non-compete agreements at December 31, 2005 and 2004 were $698,000 and $664,000, respectively.

In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. At December 31, 2005 and 2004, the principal and accrued interest on these notes totaled approximately $96,000 and $402,000, respectively.

Our subsidiary, Downhole, had notes payable to two former shareholders totaling $49,000. We were required to make monthly payments of $8,878 through June 30, 2005. At December 31, 2005 and 2004, the amounts outstanding were $0 and $49,000.

We also had a real estate loan which was payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The loan had a floating interest rate based on prime plus 2.0%. The outstanding principal balance was $548,000 at December 31, 2005. The balance of this loan was prepaid in full in January 2006 with proceeds from our senior notes offering.

In December 2003, Strata, our directional drilling subsidiary, entered into a financing agreement with a major supplier of downhole motors for repayment of motor lease and repair cost totaling $1.7 million. The agreement provided for repayment of all amounts not later than December 30, 2005. Payment of interest was due monthly and principal payments of $582,000 were due on April 2005 and December 2005. The interest rate was fixed at 8.0%. As of December 31, 2005 and 2004, the outstanding balance was $0 and $1.2 million.

We have various equipment financing loans with interest rates ranging from 5% to 11.5% and terms ranging from 2 to 5 years. As of December 31, 2005 and 2004, the outstanding balances for equipment financing loans were $1.9 million and $530,000, respectively. We also have various capital leases with terms that expire in 2008. As of December 31, 2005 and 2004, amounts outstanding under capital leases were $917,000 and $0, respectively. In 2006, we prepaid $350,000 of the outstanding equipment loans with proceeds from our senior notes offering.

Until December 2004, our Chief Executive Officer and Chairman, Munawar H. Hidayatallah and his wife were personal guarantors of substantially all of our financing. In December 2004, we refinanced most of our outstanding bank debt and obtained the release of certain guarantees. After the refinancing, Mr. Hidayatallah continued to guarantee the Tubular subordinated seller note until July 2005. We paid Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated to $7,250 during 2005.

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2005.

	Payments by Period
		Less Than
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)

Contractual Obligations
Notes Payable	$59,652	$5,158	$53,887	$607	$—
Capital leases(a)	917	474	443	—	—
Interest Payments on notes payable	7,076	4,186	2,839	51	—
Operating Lease	2,878	926	1,462	490	—
Employment Contracts	4,016	2,512	1,504	—	—

Total Contractual Cash Obligations	$74,539	$13,256	$60,135	$1,148	$—

(a)	These amounts represent our minimum capital lease payments, net of interest payments totaling $69,000.

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

We have identified capital expenditure projects that will require up to approximately $15.0 million in 2006, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.

We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. We expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers’ expenditures for oil and gas exploration and development and industry perceptions and expectations of future oil and gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing in excess of our current working capital and amounts available under credit facilities. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.

Recent Developments

In January of 2006, we acquired 100% of the outstanding stock of Specialty Rental Tools, Inc. for $96.0 million in cash. Specialty, located in Lafayette, Louisiana, is engaged in the rental of high quality drill pipe, heavy weight spiral drill pipe, tubing work strings, blow-out preventors, choke manifolds and various valves and handling tools for oil and natural gas drilling. During the nine months ended September 30, 2005, Specialty generated aggregate revenues of $21.8 million.

In January of 2006, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 million principal amount of our 9.0% senior notes due 2014, which we refer to as our senior notes. The proceeds of the offering were used to fund the acquisition of Specialty, to repay existing debt and for general corporate purposes.

In January of 2006, we amended and restated our July 2005 credit agreement to increase our borrowing capacity by exchanging the existing two year $55.0 million facility for a new four year $25.0 million facility. We refer to the July 2005 credit agreement, as so amended and restated, as our new credit agreement. All amounts outstanding under the previous $55.0 million credit facility were repaid with proceeds from the issuance of our senior notes. The new credit agreement’s interest rate is based on a margin over LIBOR or the prime rate, and there is a 0.5% fee for the undrawn portion. The credit facility is secured by a first priority lien on substantially all of our assets. As of March 15, 2006, there are no borrowings under this facility.

In January 2006, with proceeds from the sale of our senior notes we also prepaid the $3.0 million subordinated seller note due to Jens Mortensen, the $548,000 real estate loan and $430,000 in various outstanding term and equipment loans.

In February of 2006, David Groshoff resigned from our Board of Directors and the Audit Committee. Mr. Groshoff served on our Board since 1999, initially under an agreement on behalf of the Pension Benefit Guaranty Corporation, which is a client of Mr. Groshoff’s employer. That agreement permitted the PBGC to appoint a member to our Board so long as the PBGC held a minimum number of shares of Allis-Chalmers stock. The PBGC sold all its stock in Allis-Chalmers in August 2005. As an investment management employee of JPMorgan Asset Management, Mr. Groshoff is subject to his employer’s policies which generally prohibit employees from serving on public company boards of directors without a meaningful client interest in such companies. In light of the PBGC’s sale of Allis-Chalmers stock, these policies required Mr. Groshoff’s resignation from our Board. In March 2006, Robert Nederlander was appointed to the Audit Committee to replace Mr. Groshoff.

Through March 13, 2006, we received proceeds of approximately $784,000 from the exercise of 313,000 warrants.

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

Allowance For Doubtful Accounts.  The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Those uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future.

Revenue Recognition.  We provide rental equipment and drilling services to our customers at per day and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, provides guidance on the SEC staff’s views on application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

Impairment Of Long-Lived Assets.  Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Goodwill And Other Intangibles.  As of December 31, 2005, we have recorded approximately $12.4 million of goodwill and $6.8 million of other identifiable intangible assets. We perform purchase price allocations to intangible assets when we make a business combination. Business combinations and purchase price allocations have been consummated for acquisitions in all of our reportable segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. Subsequently, we perform our initial impairment tests and annual impairment tests in accordance with Financial Accounting Standards Board No. 141, Business Combinations, and Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets. These initial valuations used two approaches to determine the carrying amount of the individual reporting units. The first approach is the Discounted Cash Flow Method, which focuses on our expected cash flow. In applying this approach, the cash flow available for distribution is projected for a finite period of years. Cash flow available for distribution is defined as the amount of cash that could be distributed as a dividend without impairing our future profitability or operations. The cash flow available for distribution and the terminal value (our value at the end of the estimation period) are then discounted to present value to derive an indication of value of the business enterprise. This valuation method is dependent upon the assumptions made regarding future cash flow and cash requirements. The second approach is the Guideline Company Method which focuses on comparing us to selected reasonably similar publicly traded companies. Under this method, valuation multiples are: (i) derived from operating data of selected similar companies; (ii) evaluated and adjusted based on our strengths and weaknesses relative to the selected guideline companies; and (iii) applied to our operating data to arrive at an indication of value. This valuation method is dependent upon the assumption that our value can be evaluated by analysis of our earnings and our strengths and weaknesses relative to the selected similar companies. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 as of January 1, 2006 and do not expect that its adoption will have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and focuses on accounting for share-based payments for services by employer to employee. The statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We have adopted SFAS 123R as of January 1, 2006 and will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We believe that the adoption of this standard will result in an expense of approximately $3.2 million, or a reduction in diluted earnings per share of approximately $0.18 per share for the full calendar year 2006. This estimate assumes no additional grants of stock options beyond those outstanding as of December 31, 2005. We have retained the services of a compensation consulting firm to advise us on alternatives for long-term incentive programs, including the future use of stock options, if any, and other forms of incentive compensation. This estimate is based on many assumptions including the level of stock option grants expected in 2006, our stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We are required to adopt provisions of SFAS 151, on a prospective basis, as of January 1, 2006. We do not believe the adoption of SFAS 151 will have a material impact on our future results of operations.

Risk Factors

This Annual Report on Form 10-K (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

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

Risks Associated With an Investment in Our Common Stock

Our stock price may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses. These factors include:

•	decreases in prices for oil and natural gas resulting in decreased demand for our services;

•	variations in our operating results and failure to meet expectations of investors and analysts;

•	increases in interest rates;

•	the loss of customers;

•	failure of customers to pay for our services;

•	competition;

•	illiquidity of the market for our common stock;

•	sales of common stock by existing stockholders; and

•	other developments affecting us or the financial markets.

A reduced stock price will result in a loss to investors and will adversely affect our ability to issue stock to fund our activities.

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities.

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

We do not expect to pay dividends on our common stock and investors will be able to receive cash in respect of the shares of common stock only upon the sale of the shares.

We have not within the last ten years paid any cash dividends on our common stock. We have no intention in the foreseeable future to pay any cash dividends on our common stock and our new credit agreement and the indenture governing our senior notes restrict our ability to pay dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will obtain an economic benefit from the common stock only by selling the common stock.

Risks Associated With Our Indebtedness

We have a substantial amount of debt which could adversely affect our financial health and prevent us from making principal and interest payments on our senior notes and our other debt.

As of December 31, 2005, after giving effect to the sale of the senior notes in January of 2006, the application of the proceeds therefrom, and the closing of our new credit agreement, as if each such transaction had occurred on that date, we had approximately $168.2 million of consolidated total indebtedness outstanding and approximately $24.4 million of additional secured borrowing capacity available under our new credit agreement.

Our substantial debt could:

•	make it more difficult for us to satisfy our obligations with respect to our senior notes and our other debt;

•	increase our vulnerability to general adverse economic and industry conditions, including declines in oil and natural gas prices and declines in drilling activities;

•	limit our ability to obtain additional financing for future working capital, capital expenditures, mergers and other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make us more vulnerable to increases in interest rates;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	have a material adverse effect on us if we fail to comply with the covenants in the indenture relating to our senior notes or in the instruments governing our other debt.

In addition, we may incur substantial additional debt in the future. The indenture governing our senior notes permits us to incur additional debt, and our new credit agreement permits additional borrowings. If new debt is added to our current debt levels, these related risks could increase.

We may not maintain sufficient revenues to sustain profitability or to meet our capital expenditure requirements and our financial obligations. Also, we may not be able to generate a sufficient amount of cash flow to meet our debt service obligations.

Our ability to make scheduled payments or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business, and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you that the terms of any such transaction would be satisfactory to us or if or how soon any such transaction could be completed.

If we fail to obtain additional financing, we may be unable to refinance our existing debt, expand our current operations or acquire new businesses, which could result in a failure to grow or result in defaults in our obligations under our new credit agreement or our senior notes.

In order to refinance indebtedness, expand existing operations and acquire additional businesses, we will require substantial amounts of capital. There can be no assurance that financing, whether from equity or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. If we are unable to obtain such financing, we will be unable to acquire additional businesses and may be unable to meet our obligations under our new credit agreement or our senior notes.

The indenture governing our senior notes and our new credit agreement impose restrictions on us that may limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under the senior notes.

The indenture governing our senior notes and our new credit agreement contain various restrictive covenants that limit management’s discretion in operating our business. In particular, these covenants limit our ability to, among other things:

•	incur additional debt;

•	make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock;

•	sell assets, including capital stock of our restricted subsidiaries;

•	restrict dividends or other payments by restricted subsidiaries;

•	create liens;

•	enter into transactions with affiliates; and

•	merge or consolidate with another company.

The new credit agreement also requires us to maintain specified financial ratios and satisfy certain financial tests. Our ability to maintain or meet such financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the new credit agreement will waive any failure to meet such ratios or tests.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior notes and/or the new credit agreement. If there were an event of default under the indenture governing our senior notes and/or the new credit agreement, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under our new credit agreement when it becomes due, the lenders under the new credit agreement could proceed against the assets which we have pledged to them as security. Our assets and cash flow might not be sufficient to repay our outstanding debt in the event of a default.

Risks Associated With Our Company

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

Our business strategy is to acquire companies operating in the oil and natural gas equipment rental and services industry. However, there can be no assurance that we will be successful in acquiring any additional companies. Successful acquisition of new companies will depend on various factors, including but not limited to:

•	our ability to obtain financing;

•	the competitive environment for acquisitions; and

•	the integration and synergy issues described in the next risk factor.

There can be no assurance that we will be able to acquire and successfully operate any particular business or that we will be able to expand into areas that we have targeted. The price of the common stock may fall if we fail to acquire additional businesses.

Difficulties in integrating acquired businesses may result in reduced revenues and income.

We may not be able to successfully integrate the businesses of our operating subsidiaries or any business we may acquire in the future. The integration of the businesses will be complex and time consuming, will place a significant strain on management, and may disrupt our businesses. We may be adversely impacted by unknown liabilities of acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

In particular, our recent acquisition of Specialty has been our largest acquisition to date and may pose greater integration risks than our previous acquisitions. Furthermore, by acquiring Specialty with cash from the proceeds of our recent senior notes offering, we will depend on Specialty’s continued performance as a source of cash flow to service our debt obligations.

We have made numerous acquisitions during the past five years. As a result of these transactions, our past performance is not indicative of future performance, and investors should not base their expectations as to our future performance on our historical results.

Failure to maintain effective disclosure controls and procedures and/or internal controls over financial reporting could have a material adverse effect on our operations.

As disclosed in the notes to our consolidated financial statements included elsewhere in this report and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement,” we understated diluted earnings per share due to an incorrect calculation of our weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. In addition, we understated basic earnings per share due to an incorrect calculation of our weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings Per Share. Management has concluded that the need to restate our financial statements resulted, in part, from the lack of sufficient experienced accounting personnel, which in turn resulted in a lack of effective control over the financial reporting process.

In addition, as part of our growth strategy, we have recently completed several acquisitions of privately-held businesses, including closely-held entities, and in the future, we may make additional strategic acquisitions of privately-held businesses. Prior to becoming part of our consolidated company, these acquired businesses have not been required to implement or maintain the disclosure controls and procedures or internal controls over financial reporting that federal law requires of publicly-held companies such as ours. Similarly, it is likely that our future acquired businesses will not have been required to maintain such disclosure controls and procedures or internal controls prior to their acquisition. We are in the process of creating and implementing appropriate disclosure controls and procedures and internal controls over financial reporting at each of our recently acquired businesses. However, we have not yet completed this process and cannot assure you as to when the process will be complete. Likewise, upon the completion of any future acquisition, we will be required to integrate the acquired business into our consolidated company’s system of disclosure controls and procedures and internal controls over financial reporting, but we cannot assure you as to how long the integration process may take for any business that we may acquire. Furthermore, during the integration process, we may not be able to fully implement our consolidated disclosure controls and internal controls over financial reporting.

Also, during the fourth quarter of 2005, we failed to timely file a Current Report on Form 8-K relating to the issuance of shares of our common stock in connection with recent stock option and warrant exercises. The current report, which was due to be filed in November 2005, was filed in February 2006.

As a result of the issues described above, our management has concluded that, as of the end of periods covered by the restatements and as of December 31, 2005, our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our SEC filings within the required time periods, and to ensure that such information is accumulated and reported to our management, including our chief executive officer and chief financial accounting officer, to allow timely decisions regarding required disclosure.

As more fully described below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement,” we have implemented a number of actions that we believe address the deficiencies in our financial reporting process and will improve our disclosure controls and procedures and our internal controls over financial reporting. However, we cannot yet assert that the remediation is or will be effective as we have not yet had sufficient time to test the newly implemented actions. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We have also retained the services of an independent consultant to assist us with the documenting and testing process. During the course of our testing we may identify deficiencies and/or one or more material weaknesses in our internal controls over financial reporting, which we may not be able to remediate in time to meet the deadline imposed by SEC rules under the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our disclosure controls and procedures and/or our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective disclosure controls and procedures and/or effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not successful in improving our financial reporting process, our disclosure controls and procedures and/or our internal controls over financial reporting or if we identify deficiencies and/or one or more material weaknesses in our internal controls over financial reporting, our independent registered public accounting firm may be unable to attest that our management’s assessment of our internal controls over financial reporting is fairly stated, or they may be unable to express an opinion on our management’s evaluation of, or on the effectiveness of, our internal controls. If it is determined that our disclosure controls and procedures and/or our internal controls over financial reporting are not effective, we may not be able to provide reliable financial and other reports or prevent fraud, which, in turn, could harm our business and operating results, cause investors to lose confidence in the accuracy and completeness of our financial reports and/or adversely affect our ability to timely file our periodic reports with the SEC. Any failure to timely file our periodic reports with the SEC may give rise to a default under the indenture governing our senior notes and, ultimately, an acceleration of amounts due under the senior notes. In addition, a default under the indenture generally will also give rise to a default under our new credit agreement and could cause the acceleration of amounts due under the new credit agreement. If an acceleration of our senior notes or our other debt were to occur, we cannot assure you that we would have sufficient funds to repay such obligations.

The loss of key executives would adversely affect our ability to effectively finance and manage our business, acquire new businesses, and obtain and retain customers.

We are dependent upon the efforts and skills of our executives to finance and manage our business, identify and consummate additional acquisitions and obtain and retain customers. These executives include:

•	Chief Executive Officer and Chairman Munawar H. Hidayatallah; and

•	President and Chief Operating Officer David Wilde.

In addition, our development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain these employees. The loss of the services of one or more of our key executives could increase our exposure to the other risks described in this “Risk Factors” section. We do not maintain key man insurance on any of our personnel.

Historically, we have been dependent on a few customers operating in a single industry, the loss of one or more could adversely affect our financial condition and results of operations.

Our customers are engaged in the oil and natural gas drilling business in the United States, Mexico and elsewhere. Historically, we have been dependent upon a few customers for a significant portion of our revenue. In 2004, Matyep and Burlington Resources represented 10.8% and 10.1% respectively, of our revenues. In 2003, Matyep, Burlington Resources and El Paso Corporation represented 10.2%, 11.1% and 14.1%, respectively, of our revenues. This concentration of customers may increase our overall exposure to credit risk, and customers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations will be materially adversely affected if one or more of our significant customers fails to pay us or ceases to contract with us for our services on terms that are favorable to us or at all.

Our international operations may expose us to political and other uncertainties, including risks of:

•	terrorist acts, war and civil disturbances;

•	changes in laws or policies regarding the award of contracts; and

•	the inability to collect or repatriate income or capital.

Part of our strategy is to prudently and opportunistically acquire businesses and assets that complement our existing products and services, and to expand our geographic footprint. If we make acquisitions in other countries, we may increase our exposure to the risks discussed above.

Environmental liabilities could result in substantial losses.

Since our reorganization under the U.S. federal bankruptcy laws in 1988, a number of parties, including the Environmental Protection Agency, have asserted that we are responsible for the cleanup of hazardous waste sites with respect to our pre-bankruptcy activities. We believe that such claims are barred by applicable bankruptcy law, and we have not experienced any material expense in relation to any such claims. However, if we do not prevail with respect to these claims in the future, or if additional environmental claims are asserted against us relating to our current or future activities in the oil and natural gas industry, we could become subject to material environmental liabilities which could have a material adverse effect on our financial condition and results of operation.

Products liability claims relating to discontinued operations could result in substantial losses.

Since our reorganization under the U.S. federal bankruptcy laws in 1988, we have been regularly named in products liability lawsuits primarily resulting from the manufacture of products containing asbestos. In connection with our bankruptcy, a special products liability trust was established to address products liability claims. We believe that claims against us are barred by applicable bankruptcy law, and that the products liability trust will continue to be responsible for products liability claims. Since 1988, no court has ruled that we are responsible for products liability claims. However, if we are held responsible for product liability claims, we could suffer substantial losses which could have a material adverse effect on our financial condition and results of operation. We have not manufactured products containing asbestos since our reorganization in 1988.

We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition and results of operations.

Our products and services are used for the exploration and production of oil and natural gas. These operations are subject to inherent hazards that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an accident at a location where our products or services are used or provided may cause us to be named as a defendant in lawsuits asserting potentially large claims. We maintain customary insurance to protect our business against these potential losses. Our insurance has deductibles or self-insured retentions and contains certain coverage exclusions. However, we could become subject to material uninsured liabilities which could have a material adverse effect on our financial condition and results of operation.

Risks Associated with Our Industry

Cyclical declines in oil and natural gas prices may result in reduced use of our services, affecting our business, financial condition and results of operation and our ability to meet our capital expenditure obligations and financial commitments.

The oil and natural gas exploration and drilling business is highly cyclical. Generally, as oil and natural gas prices decrease, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Declines in the number of operating drilling rigs result in reduced use of and prices for our services. Accordingly, when oil and natural gas prices are relatively low, our revenues and income will suffer. Oil and natural gas prices depend on many factors beyond our control, including the following:

•	economic conditions in the United States and elsewhere;

•	changes in global supply and demand for oil and natural gas;

•	the level of production of the Organization of Petroleum Exporting Countries, commonly called OPEC;

•	the level of production of non-OPEC countries;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including embargoes, in or affecting other oil and natural gas producing activities;

•	the level of global oil and natural gas inventories; and

•	advances in exploration, development and production technologies.

Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Our contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices. Any reduction in the demand for drilling services may materially erode both pricing and utilization rates for our services and adversely affect our financial results. As a result, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

Our industry is highly competitive, with intense price competition.

The markets in which we operate are highly competitive. Contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment has intensified as recent mergers among oil and natural gas companies have reduced the number of available customers. Many other oilfield services companies are larger than us and have greater resources than we have. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenues and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer. We believe that competition for contracts will continue to be intense in the foreseeable future.

We may experience increased labor costs or the unavailability of skilled workers and the failure to retain key personnel could hurt our operations.

Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. There can be no assurance that labor costs will not increase. Any increase in our operating costs could cause our business to suffer.

Severe weather could have a material adverse impact on our business.

Our business could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	weather-related damage to facilities and equipment resulting in suspension of operations;

•	inability to deliver materials to job sites in accordance with contract schedules; and

•	loss of productivity.

In addition, oil and natural gas operations of our customers located offshore and onshore in the Gulf of Mexico and in Mexico may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our services. Further, our customers’ operations in the Mid-Continent and Rocky Mountain regions of the United States are also adversely affected by seasonal weather conditions. This limits our access to these job sites and our ability to service wells in these areas. These constraints decrease drilling activity and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

Our business may be affected by terrorist activity and by security measures taken in response to terrorism.

We may experience loss of business or delays or defaults in payments from payers that have been affected by actual or potential terrorist activities. Some oil and natural gas drilling companies have implemented security measures in response to potential terrorist activities, including access restrictions, that could adversely affect our ability to market our services to new and existing customers and could increase our costs. Terrorist activities and potential terrorist activities and any resulting economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

Interest Rate Risk

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

At December 31, 2005, we were exposed to interest rate fluctuations on approximately $49.0 million of notes payable and bank credit facility borrowings carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $490,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of December 31, 2005, we had $1.1 million invested in short-term maturing investments.

Foreign Currency Exchange Rate Risk

We conduct business in Mexico through our Mexican partner, Matyep. This business exposes us to foreign exchange risk. To control this risk, we provide for payment in U.S. dollars. However, we have historically provided our partner a discount upon payment equal to 50% of any loss suffered by our partner as a result of devaluation of the Mexican peso between the date of invoicing and the date of payment. During 2005 and 2004 the discounts have not exceeded $10,000 per year.

ITEM 8.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Allis-Chalmers Energy Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Allis-Chalmers Energy Inc.
Houston, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 of Allis-Chalmers Energy Inc. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its consolidated operations and cash flows for the year ended December 31, 2003 of Allis-Chalmers Energy Inc., in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note-2 to the consolidated financial statements, the Company restated the consolidated financial statements as of and for the year ended December 31, 2003.

/s/  GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
March 3, 2004, except as to Note 11 which date is
June 10, 2004 and Notes 2 and 17 which date is February 10, 2005 and
Note 2 which date is August 5, 2005.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except for share amounts)

ASSETS
Cash and cash equivalents	$1,920	$7,344
Trade receivables, net of allowance for doubtful accounts of $383 and $265 at December 31, 2005 and 2004, respectively	26,964	12,986
Inventory	5,945	2,373
Lease receivable, current	—	180
Prepaid expenses and other	823	1,495

Total current assets	35,652	24,378
Property and equipment, at costs net of accumulated depreciation of $9,996 and $5,251 at December 31, 2005 and 2004, respectively	80,574	37,679
Goodwill	12,417	11,776
Other intangible assets, net of accumulated amortization of $3,163 and $2,036 at December 31, 2005 and 2004, respectively	6,783	5,057
Debt issuance costs, net of accumulated amortization of $299 and $828 at December 31, 2005 and 2004, respectively	1,298	685
Lease receivable, less current portion	—	558
Other assets	631	59

Total assets	$137,355	$80,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$5,632	$5,541
Trade accounts payable	9,018	5,694
Accrued salaries, benefits and payroll taxes	1,271	615
Accrued interest	289	470
Accrued expenses	4,350	1,852
Accounts payable, related parties	60	740

Total current liabilities	20,620	14,912
Accrued postretirement benefit obligations	335	687
Long-term debt, net of current maturities	54,937	24,932
Other long-term liabilities	588	129

Total liabilities	76,480	40,660
Commitments and Contingencies
Minority interest	—	4,423
Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, none issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized;16,859,988 issued and outstanding at December 31, 2005 and 20,000,000 shares authorized and 13,611,525 issued and outstanding at December 31, 2004)	169	136
Capital in excess of par value	58,889	40,331
Retained earnings (deficit)	1,817	(5,358)

Total stockholders’ equity	60,875	35,109

Total liabilities and stockholders’ equity	$137,355	$80,192

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
	(In thousands, except per
	share amounts)

Revenues	$105,344	$47,726	$32,724
Cost of revenues
Direct costs	69,889	32,598	21,977
Depreciation	4,874	2,702	2,052

Gross margin	30,581	12,426	8,695
General and administrative expense	15,928	7,135	5,285
Amortization	1,787	876	884
Post-retirement medical costs	(352)	188	(99)

Income from operations	13,218	4,227	2,625
Other income (expense):
Interest expense	(4,397)	(2,808)	(2,467)
Settlement on lawsuit	—	—	1,034
Gain on sale of interest in AirComp	—	—	2,433
Other	186	304	15

Total other income (expense)	(4,211)	(2,504)	1,015

Income before minority interest and income taxes	9,007	1,723	3,640
Minority interest in income of subsidiaries	(488)	(321)	(343)
Provision for income taxes	(1,344)	(514)	(370)

Net income	7,175	888	2,927
Preferred stock dividend	—	(124)	(656)

Net income attributed to common stockholders	$7,175	$764	$2,271

Income per common share — basic	$0.48	$0.10	$0.58

Income per common share — diluted	$0.44	$0.09	$0.50

Weighted average number of common shares outstanding:
Basic	14,832	7,930	3,927

Diluted	16,238	9,510	5,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital in	Retained
	Common Stock		Excess of	Earnings
	Shares	Amount	Par Value	(Deficit)	Total
	(In thousands, except share amounts)

Balances, December 31, 2002	3,926,668	$39	$10,143	$(9,173)	$1,009
Net income (restated)	—	—	—	2,927	2,927
Effect of consolidation of AirComp	—	—	955	—	955
Accrual of preferred dividends	—	—	(350)	—	(350)

Balances, December 31, 2003, as restated	3,926,668	39	10,748	(6,246)	4,541
Net income	—	—	—	888	888
Issuance of common stock:
Acquisitions	1,868,466	19	8,592	—	8,611
Private placement	6,081,301	61	15,600	—	15,661
Services	17,000	—	99	—	99
Conversion of preferred stock	1,718,090	17	4,278	—	4,295
Issuance of stock purchase warrants	—	—	1,138	—	1,138
Accrual of preferred dividends	—	—	(124)	—	(124)

Balances, December 31, 2004	13,611,525	136	40,331	(5,358)	35,109
Net income	—	—	—	7,175	7,175
Issuance of common stock:
Acquisitions	411,275	4	1,746	—	1,750
Secondary public offering	1,761,034	18	15,441	—	15,459
Stock options and warrants exercised	1,076,154	11	1,371	—	1,382

Balances, December 31, 2005	16,859,988	$169	$58,889	$1,817	$60,875

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
			(Restated)
	(In thousands)

Cash Flows from Operating Activities:
Net income	$7,175	$888	$2,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,874	2,702	2,052
Amortization	1,787	876	884
Write-off of deferred financing fees due to refinancing	653	—	—
Issuance of stock options for services	—	14	—
Amortization of discount on debt	9	350	516
(Gain) on change in PBO liability	(352)	—	(125)
(Gain) on settlement of lawsuit	—	—	(1,034)
(Gain) on sale of interest in AirComp	—	—	(2,433)
Minority interest in income of subsidiaries	488	321	343
(Gain) loss on sale of property	(669)	—	82
Changes in working capital:
(Increase) in accounts receivable	(10,437)	(2,292)	(4,414)
(Increase) in due from related party	—	(7)	—
(Increase) in other current assets	(2,143)	(612)	(1,260)
Decrease (increase) in other assets	(936)	(19)	1
Decrease in lease deposit	—	—	525
Increase in accounts payable	2,373	1,140	2,251
(Decrease) increase in accrued interest	324	299	(126)
(Decrease) increase in accrued expenses	(97)	(276)	397
(Decrease) increase in other long-term liabilities	86	(141)	—
Increase in accrued salaries,benefits and payroll taxes	443	19	1,293

Net cash provided by operating activities	3,578	3,262	1,879
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(36,888)	(4,459)	—
Purchase of property and equipment	(17,767)	(4,603)	(5,354)
Proceeds from sale of property and equipment	1,579	—	843

Net cash used in investing activities	(53,076)	(9,062)	(4,511)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	56,251	8,169	14,127
Payments on long-term debt	(28,202)	(13,259)	(10,826)
Payments on related party debt	(1,522)	(246)	(246)
Net borrowings on lines of credit	2,527	689	1,138
Proceeds from issuance of common stock	15,459	16,883	—
Proceeds from exercise of options and warrants	1,382	—	—
Debt issuance costs	(1,821)	(391)	(408)

Net cash provided by financing activities	44,074	11,845	3,785

Net increase (decrease) in cash and cash equivalents	(5,424)	6,045	1,153
Cash and cash equivalents at beginning of year	7,344	1,299	146

Cash and cash equivalents at end of year	$1,920	$7,344	$1,299

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements

NOTE 1 —	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

Allis-Chalmers Energy Inc. (“Allis-Chalmers” or “We”) was incorporated in Delaware in 1913. OilQuip Rentals, Inc. (“OilQuip”), an oil and gas rental company, was incorporated on February 4, 2000 to find and acquire acquisition targets to operate as subsidiaries.

On February 6, 2001, OilQuip, through its subsidiary, Mountain Compressed Air Inc. (“Mountain Air”), a Texas corporation, acquired certain assets of Mountain Air Drilling Service Co., Inc, whose business consisted of providing equipment and trained personnel in the Four Corners area of the southwestern United States. Mountain Air primarily provided compressed air equipment and related products and services and trained operators to companies in the business of drilling for natural gas. On May 9, 2001, OilQuip merged into a subsidiary of Allis-Chalmers Energy Inc. In the merger, all of OilQuip’s outstanding common stock was converted into 2.0 million shares of Allis-Chalmers’ common stock. For legal purposes, Allis-Chalmers acquired OilQuip, the parent company of Mountain Air. However, for accounting purposes, OilQuip was treated as the acquiring company in a reverse acquisition of Allis-Chalmers.

On February 6, 2002, we acquired 81% of the outstanding stock of Allis-Chalmers Tubular Services Inc. (“Tubular”), formerly known as Jens’ Oilfield Service, Inc., which supplies highly specialized equipment and operations to install casing and production tubing required to drill and complete oil and gas wells. On February 2, 2002, we also purchased substantially all of the outstanding common stock and preferred stock of Strata Directional Technology, Inc. (“Strata”), which provides high-end directional and horizontal drilling services for specific targeted reservoirs that cannot be reached vertically.

In July 2003, through its subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I L.L.C. (“M-I”), a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form a Texas limited liability company named AirComp LLC (“AirComp”). The assets contributed by Mountain Air were recorded at Mountain Air’s historical cost of $6.3 million, and the assets contributed by M-I were recorded at fair market value of $10.3 million. We originally owned 55% and M-I originally owned 45% of AirComp. As a result of our controlling interest and operating control, we consolidated AirComp in our financial statements. AirComp is in the compressed air drilling services segment.

On September 23, 2004, we acquired 100% of the outstanding stock of Safco-Oil Field Products, Inc. (“Safco”) for $1.0 million. Safco leases spiral drill pipe and provides related oilfield services to the oil drilling industry.

On September 30, 2004, we acquired the remaining 19% of Tubular’ in exchange for 1.3 million shares of our common stock. The total value of the consideration paid to the seller, Jens Mortensen, was $6.4 million which was equal to the number of shares of common stock issued to Mr. Mortensen multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance.

On November 10, 2004, AirComp acquired substantially all the assets of Diamond Air Drilling Services, Inc. and Marquis Bit Co., L.L.C. collectively (“Diamond Air”) for $4.6 million in cash and the assumption of approximately $450,000 of accrued liabilities. We contributed $2.5 million and M-I L.L.C. contributed $2.1 million to AirComp LLC in order to fund the purchase. Diamond Air provides air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products.

On December 10, 2004, we acquired Downhole Injection Services, LLC (“Downhole”) for approximately $1.1 million in cash, 568,466 shares of common stock and payment or assumption of $950,000 of debt. Downhole is headquartered in Midland, Texas, and provides chemical treatments to wells by inserting small diameter, stainless steel coiled tubing into producing oil and gas wells.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

On July 11, 2005, we acquired from M-I its 45% interest in AirComp and subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued to M-I a $4.0 million subordinated note bearing interest at 5% per annum. As a result, we now own 100% of AirComp.

Effective August 1, 2005, we acquired 100% of the outstanding capital stock of Target Energy Inc. (“Target”) for $1.3 million in cash and forgiveness of a lease receivable of approximately $0.6 million. The results of Target are included in our directional and horizontal drilling segment as their Measure While Drilling equipment is utilized in that segment.

On September 1, 2005, we acquired the casing and tubing service assets of Patterson Services, Inc. for approximately $15.6 million. These assets are located in Corpus Christi, Texas; Kilgore, Texas; Lafayette, Louisiana and Houma, Louisiana.

Vulnerabilities and Concentrations

We provide oilfield services in several regions, including the states of Texas, Utah, Louisiana, Colorado, Oklahoma, and New Mexico, the Gulf of Mexico and southern portions of Mexico. The nature of our operations and the many regions in which we operate subject us to changing economic, regulatory and political conditions. We are vulnerable to near-term and long-term changes in the demand for and prices of oil and natural gas and the related demand for oilfield service operations.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

Principles of Consolidation

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries. Our subsidiaries at December 31, 2005 are Oil Quip, Mountain Air, Tubular, Strata, AirComp, Safco, Downhole, Delta, Capcoil and Target. All significant inter-company transactions have been eliminated.

Revenue Recognition

We provide rental equipment and drilling services to our customers at per day and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. The Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition In Financial Statements (“SAB No. 104”), provides guidance on the SEC staff’s views on the application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We sell our services to oil and natural gas exploration and production companies. We perform continuing credit evaluations of its customers’ financial condition and although we generally does not require collateral, letters of credit may be required from customers in certain circumstances.

We record an allowance for doubtful accounts based on specifically identified amounts that are determined uncollectible. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2005 and 2004, we had recorded an allowance for doubtful accounts of $383,000 and $265,000 respectively. Bad debt expense was $219,000, $104,000 and $136,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first — in, first — out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Certain equipment held under capital leases are classified as equipment and the related obligations are recorded as liabilities.

Maintenance and repairs, which do not improve or extend the life of the related assets, are charged to operations when incurred. Refurbishments and renewals are capitalized when the value of the equipment is enhanced for an extended period. When property and equipment are sold or otherwise disposed of, the asset

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from three to twenty years. Depreciation is computed on the straight-line method for financial reporting purposes. Capital leases are amortized using the straight-line method over the estimated useful lives of the assets and lease amortization is included in depreciation expense. Depreciation expense charged to operations was $4.9 million, $2.7 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill, Intangible Assets and Amortization

Goodwill, including goodwill associated with equity method investments, and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

We perform impairment tests on the carrying value of our goodwill on an annual basis as of December 31st for each of our reportable segments. As of December 31, 2005 and 2004, no evidence of impairment exists.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2005 and 2004.

Concentration of Credit and Customer Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. We transact our business with several financial institutions. However, the amount on deposit in two financial institutions exceeded the $100,000 federally insured limit at December 31, 2005 by a total of $2.0 million. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

We sell our services to major and independent domestic and international oil and gas companies. We perform ongoing credit valuations of our customers and provide allowances for probable credit losses where appropriate. In 2005, none of our customers accounted for more than 10% of our consolidated revenues. In the year ended December 31, 2004, Matyep in Mexico represented 10.8%, and Burlington Resources represented 10.1% of our consolidated revenues, respectively. In the year ended December 31, 2003, Matyep, Burlington

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Resources, Inc., and El Paso Energy Corporation represented 10.2%, 11.1% and 14.1%, respectively, of our consolidated revenues. Revenues from Matyep represented 94.5%, 98.0% and 100% of our international revenues in 2005, 2004 and 2003, respectively.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.

Income Taxes

We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

We account for our stock-based compensation using Accounting Principle Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting For Stock-Based Compensation (“SFAS 123”). We also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to our employees and directors. Accordingly, no compensation cost has been recognized under APB No. 25. Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, our net income/(loss) and net income/(loss) per share for the years ended December 31, 2005, 2004, and 2003 would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

		For the Years Ended December 31,
		2005	2004	2003
			(Restated)	(Restated)

Net income attributed to common stockholders as reported:		$7,175	$764	$2,271
Less total stock based employee compensation expense determined under fair value based method for all awards net of tax related effects		(4,284)	(1,072)	(2,314)

Pro-forma net income (loss) attributed to common stockholders		$2,891	$(308)	$(43)

Net income/(loss) per common share:
Basic	As reported	$0.48	$0.10	$0.58
	Pro forma	$0.19	$(0.04)	$(0.01)
Diluted	As reported	$0.44	$0.09	$0.50
	Pro forma	$0.18	$(0.04)	$(0.01)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Options were granted in 2005, 2004 and 2003. See Note 12 for further disclosures regarding stock options. The following assumptions were applied in determining the pro forma compensation costs:

	For the Years Ended December 31,
	2005	2004	2003

Expected dividend yield	—	—	—
Expected price volatility	84.28%	89.76%	265.08%
Risk-free interest rate	5.6%	7.00%	6.25%
Expected life of options	7 years	7 years	7 years
Weighted average fair value of options
granted at market value	$5.02	$3.19	$2.78

Segments of an Enterprise and Related Information

We disclose the results of our segments in accordance with SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information (“SFAS No. 131”). We designate the internal organization that is used by management for allocating resources and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers Please see Note 18 for further disclosure of segment information in accordance with SFAS No. 131.

Pension and Other Post Retirement Benefits

SFAS No. 132, Employer’s Disclosures About Pension And Other Post Retirement Benefits (“SFAS No. 132”), requires certain disclosures about employers’ pension and other post retirement benefit plans and specifies the accounting and measurement or recognition of those plans. SFAS No. 132 requires disclosure of information on changes in the benefit obligations and fair values of the plan assets that facilitates financial analysis. Please see Note 3 for further disclosure in accordance with SFAS No. 132.

Income Per Common Share

We compute income per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. For periods through April 12, 2004, preferred dividends are deducted from net income and have been considered in the calculation of income available to common stockholders in computing basic earnings per share. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted earnings per share.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)

Numerator:
Net income available for common stockholders	$7,175	$764	$2,271
Plus income impact of assumed conversions:
Preferred stock dividends/interest	—	124	656

Net income applicable to common stockholders plus assumed conversions	$7,175	$888	$2,927

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	14,832	7,930	3,927
Effect of potentially dilutive common shares:
Convertible preferred stock and employee and director stock options	1,406	1,580	1,923

Weighted average shares outstanding and assumed conversions	16,238	9,510	5,850

Basic earnings per share	$0.48	$0.10	$0.58

Diluted earnings per share	$0.44	$0.09	$0.50

Reclassification

Certain prior period balances have been reclassified to conform to current year presentation.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We will adopt the provisions of SFAS No. 154 as of January 1, 2006 and do not expect that its adoption will have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, and focuses on accounting for share-based payments for services by employer to employee. The statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We will adopt SFAS No. 123R as of January 1, 2006 and will use the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, stock option awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 123. We believe that the adoption of this standard will result in an expense of approximately $3.2 million, or a reduction in diluted earnings per share of approximately $0.18 per share. This estimate assumes no additional grants of stock options beyond those outstanding as of December 31, 2005. This estimate is based on many assumptions including the level of stock option grants expected in 2006, our stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We are required to adopt provisions of SFAS 151, on a prospective basis, as of January 1, 2006. We do not believe the adoption of SFAS 151 will have a material impact on our future results of operations.

NOTE 2 —	RESTATEMENT

Earnings Per Share

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

A restated earnings per share calculation for all affected periods reflecting the above adjustments to our results as previously restated (see following section), is presented below (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2005
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share- diluted	$0.09	$0.02	$0.11

Weighted average number of common shares outstanding:
Diluted	17,789	(3,094)	14,695

	Year Ended December 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share- diluted	$0.07	$0.02	$0.09

Weighted average number of common shares outstanding:
Diluted	11,959	(2,449)	9,510

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended September 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share — basic	$0.04	$0.02	$0.06

Income per common share- diluted	$0.04	$0.01	$0.05

Weighted average number of common shares outstanding:
Basic	11,599	(3,301)	8,298

Diluted	14,407	(4,579)	9,828

	Three Months Ended June 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share- diluted	$0.04	$0.01	$0.05

Weighted average number of common shares outstanding:
Diluted	10,237	(2,618)	7,619

	Three Months Ended March 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share- diluted	$0.05	$0.03	$0.08

Weighted average number of common shares outstanding:
Diluted	5,762	478	6,240

	Year Ended December 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share- diluted	$0.39	$0.11	$0.50

Weighted average number of common shares outstanding:
Diluted	5,761	89	5,850

	Three Months Ended September 30, 2003
	As
	Previously		As
	Reported	Adjustments	Restated

Income per common share- diluted	$0.60	$(0.01)	$0.59

Weighted average number of common shares outstanding:
Diluted	5,761	208	5,969

AirComp Acquisition

In connection with the formation of AirComp LLC in 2003, we, along with M-I L.L.C. contributed assets to AirComp in exchange for a 55% interest and 45% interest, respectively, in AirComp. We originally

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Increase in Book Value of Fixed Assets.

Under joint venture accounting, we originally recorded the value of the assets contributed by M-I to AirComp at M-I’s historical cost of $6.9 million. Under purchase accounting, we increased the recorded value of the assets contributed by M-I by approximately $3.3 million to $10.3 million to reflect their fair market value as determined by a third party appraisal. In addition, under joint venture accounting, we established negative goodwill which reduced fixed assets in the amount of $1.6 million. The negative goodwill was amortized by us over the lives of the related fixed assets. Under purchase accounting, we increased fixed assets by $1.6 million to reverse the negative goodwill previously recorded and reversed amortization expenses recorded in 2004. Therefore, the cost of fixed assets was increased by a total of $4.9 million at the time of acquisition. As a result of the increase in fixed assets and the reversal of amortization of negative goodwill, depreciation expense increased by $98,000 for the year ended December 31, 2003.

Increase in Minority Interest and Capital in Excess of Par Value.

Under purchase accounting, minority interest was increased by $1.5 million, which was partially offset by minority interest expense of $44,000 for the year ended December 31, 2003. Under purchase accounting, the capital in excess of par was increased by $955,000.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

A restated consolidated balance sheet, reflecting the above adjustments follows (in thousands):

	At December 31, 2003
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Assets
Cash and cash equivalents	$1,299	$—	$1,299
Trade receivables, net	8,823	—	8,823
Lease receivable, current	180	—	180
Prepaid expenses and other	887	—	887

Total current assets	11,189	—	11,189
Property and equipment, net	26,339	4,789	31,128
Goodwill	7,661	—	7,661
Other intangible assets, net	2,290	—	2,290
Debt issuance costs, net	567	—	567
Lease receivable, less current portion	787	—	787
Other	40	—	40

Total Assets	$48,873	$4,789	$53,662

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$3,992	$—	$3,992
Trade accounts payable	3,133	—	3,133
Accrued salaries, benefits and payroll taxes	591	—	591
Accrued interest	152	—	152
Accrued expenses	1,761	—	1,761
Accounts payable, related parties	787	—	787

Total current liabilities	10,416	—	10,416
Accrued postretirement benefit obligations	545	—	545
Long-term debt, net of current maturities	28,241	—	28,241
Other long-term liabilities	270	—	270
Redeemable warrants	1,500	—	1,500
Redeemable convertible preferred stock and dividends	4,171	—	4,171

Total Liabilities	45,143	—	45,143
Commitments and contingencies
Minority interests	2,523	1,455	3,978
Stockholders’ Equity
Common stock	39	—	39
Capital in excess of par value	9,793	955	10,748
Accumulated (deficit)	(8,625)	2,379	(6,246)

Total Stockholders’ Equity	1,207	3,334	4,541

Total Liabilities and Stockholders’ Equity	$48,873	$4,789	$53,662

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Increase in Net Income.

Under joint venture accounting, no gain or loss was recognized in connection with the formation of AirComp. Under purchase accounting, we recorded a $2.4 million non-operating gain in the third quarter of 2003.

As a result of the increase in fixed assets, depreciation expense was increased for the year ended December 31, 2003 by $98,000 and minority interest expense decreased by $44,000, resulting in a reduction in net income attributable to common stockholders of $54,000. However, as a result of recording the non-operating gain, net income attributed to common stockholders increased by $2.4 million for the year ended December 31, 2003.

A restated consolidated income statement reflecting the above adjustments follows (in thousands, except per share amounts):

	Year Ended December 31, 2003
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Revenue	$32,724	$—	$32,724
Cost of revenues
Direct costs	21,977	—	21,977
Depreciation	1,954	98	2,052

Gross margin	8,793	(98)	8,695
General and administrative expense	5,285	—	5,285
Amortization	884	—	884

Income (loss) from operations	2,624	(98)	2,526
Other income (expense):
Interest, net	(2,464)	—	(2,464)
Settlement on lawsuit	1,034	—	1,034
Gain on sale of stock in a subsidiary	—	2,433	2,433
Other	111	—	111

Total other income (expense)	(1,319)	2,433	1,114

Net income before minority interest and income taxes	1,305	2,335	3,640
Minority interest in income of subsidiaries	(387)	44	(343)
Provision for foreign income tax	(370)	—	(370)

Net income	548	2,379	2,927
Preferred stock dividend	(656)	—	(656)

Net income (loss) attributed to common stockholders	$(108)	$2,379	$2,271

Net income per common share — basic	$(0.03)		$0.58

Net income per common share — diluted	$(0.03)		$0.39

Weighted average number of common shares outstanding:
Basic	3,927		3,927

Diluted	5,761		5,761

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

A restated consolidated statement of cash flows reflecting the adjustments follows (in thousands):

	Year Ended December 31, 2003
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cash Flows From Operating Activities:
Net income	$548	$2,379	$2,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,838	98	2,936
Amortization of discount on debt	516	—	516
(Gain) on change PBO liability	(125)	—	(125)
(Gain) on settlement of lawsuit	(1,034)	—	(1,034)
(Gain) on sale of interest in AirComp	—	(2,433)	(2,433)
Minority interest in income of subsidiaries	387	(44)	343
Loss on sale of property	82	—	82
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,414)	—	(4,414)
(Increase) in other current assets	(1,260)	—	(1,260)
Decrease in other assets	1	—	1
Decrease in lease deposit	525	—	525
Increase in accounts payable	2,251	—	2,251
(Decrease) in accrued interest	(126)	—	(126)
Increase in accrued expenses	397	—	397
Increase in accrued employee benefits and payroll taxes	1,293	—	1,293

Net cash provided by operating activities	1,879	—	1,879
Cash Flows From Investing Activities:
Purchase of equipment	(5,354)	—	(5,354)
Proceeds from sale of equipment	843	—	843

Net cash used by investing activities	(4,511)	—	(4,511)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	14,127	—	14,127
Repayments of long-term debt	(10,826)	—	(10,826)
Repayments on related party debt	(246)	—	(246)
Borrowing on lines of credit	30,537	—	30,537
Repayments on lines of credit	(29,399)	—	(29,399)
Debt issuance costs	(408)	—	(408)

Net cash provided by financing activities	3,785	—	3,785

Net decrease in cash and cash equivalents	1,153	—	1,153
Cash and cash equivalents at beginning of the year	146	—	146

Cash and cash equivalents at end of the period	$1,299	$—	$1,299

Supplemental information:
Interest paid	$2,341	$—	$2,341

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

In addition, the 2004 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2004. The effect of the restatement on the individual quarterly financial statements is as follows (in thousands, except per share amounts):

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2004	2004	2004

Net income (loss) attributed to common stockholders
Previously reported	$501	$434	$576
Adjustment — depreciation expense	(139)	(79)	(79)
Adjustment — minority interest expense	22	22	22

Restated	$384	$377	$519

Net income (loss) per share, basic
Previously reported	$0.13	$0.07	$0.05
Total adjustments	(0.03)	(0.01)	(0.01)

Restated	$0.10	$0.06	$0.04

In addition, the accompanying 2003 financial statements have been restated from the previously filed interim financial statements included in Form 10-Q for the first, second and third quarters of 2003. An adjustment was recorded in the fourth quarter of 2003 to reflect a change in estimate of the recoverability of foreign taxes paid in 2002 and 2003. The effect of the significant fourth quarter adjustment on the individual quarterly financial statements is as follows (in thousands, except per share amounts):

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2003	2003	2003

Net income (loss) attributed to common stockholders
Previously reported	$(183)	$(330)	$1,136
Adjustment — gain on sale of stock in a subsidiary	—	—	2,433
Adjustment — depreciation expense	—	—	(49)
Adjustment — minority interest expense	—	—	22
Adjustment — foreign tax expense	(158)	(92)	(93)

Restated	$(341)	$(422)	$3,449

Net income (loss) per share, basic and diluted
Previously reported	$(0.05)	$(0.08)	$0.29
Total adjustments	(0.04)	(0.03)	0.58

Restated	$(0.09)	$(0.11)	$0.87

NOTE 3 —	POST RETIREMENT BENEFIT OBLIGATIONS

Medical And Life

Pursuant to the Plan of Reorganization that was confirmed by the Bankruptcy Court after acceptances by our creditors and stockholders and was consummated on December 2, 1988, we assumed the contractual obligation to Simplicity Manufacturing, Inc. (SMI) to reimburse SMI for 50% of the actual cost of medical and life insurance claims for a select group of retirees (SMI Retirees) of the prior Simplicity Manufacturing

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Division of Allis-Chalmers. The actuarial present value of the expected retiree benefit obligation is determined by an actuary and is the amount that results from applying actuarial assumptions to (1) historical claims-cost data, (2) estimates for the time value of money (through discounts for interest) and (3) the probability of payment (including decrements for death, disability, withdrawal, or retirement) between today and expected date of benefit payments. As of December 31, 2005, 2004 and 2003, we have post-retirement benefit obligations of $335,000, $687,000 and $545,000, respectively.

401(k) Savings Plan

On June 30, 2003, we adopted the 401(k) Profit Sharing Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to our eligible employees. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions from us. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed six-months of service with us. Each participant is 100% vested with respect to the participants’ contributions while our matching contributions are vested over a three-year period in accordance with the Plan document. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $114,000, $35,000 and $10,000 were paid in 2005, 2004 and 2003, respectively.

NOTE 4 —	ACQUISITIONS

In July 2003, through our subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I, a joint venture between Smith International and Schlumberger N.V. (Schlumberger Limited), to form AirComp, a Texas limited liability company. The assets contributed by Mountain Air were recorded at Mountain Air’s historical cost of $6.3 million, and the assets contributed by M-I were recorded at a fair market value of $10.3 million. We originally owned 55% and M-I originally owned 45% of AirComp. As a result of our controlling interest and operating control, we consolidated AirComp in our financial statements. AirComp comprises the compressed air drilling services segment.

In September 2004, we acquired 100% of the outstanding stock of Safco for $1.0 million. Safco leases spiral drill pipe and provides related oilfield services to the oil drilling industry.

In September 2004, we acquired the remaining 19% of Tubular in exchange for 1.3 million shares of our common stock. The total value of the consideration paid to the seller, Jens Mortensen, was $6.4 million which was equal to the number of shares of common stock issued to Mr. Mortensen (1.3 million) multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance. This amount was treated as a contribution to stockholders’ equity. On the balance sheet, the $1.9 million minority interest in Tubular was eliminated. The balance of the contribution of $4.4 million was allocated as follows: In June 2004, we obtained an appraisal of the fixed assets of Tubular which valued the fixed assets at $20.1 million. The book value of the fixed assets was $15.8 million and the fixed assets appraised value was $4.3 million over the book value. We increased the value of our fixed assets by 19% of the amount of the excess of the appraised value over the book value, or $.8 million. The remaining balance of $3.6 million was allocated to goodwill.

In November 2004, AirComp acquired substantially all the assets of Diamond Air for $4.6 million in cash and the assumption of approximately $450,000 of accrued liabilities. We contributed $2.5 million and M-I L.L.C. contributed $2.1 million to AirComp LLC in order to fund the purchase. Goodwill of $375,000 and other intangible assets of $2.3 million were recorded in connection with the acquisition. Diamond Air provides air drilling technology and products to the oil and gas industry in West Texas, New Mexico and Oklahoma. Diamond Air is a leading provider of air hammers and hammer bit products.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

In December 2004, we acquired Downhole for approximately $1.1 million in cash, 568,466 shares of our common stock and the assumption of approximately $950,000 of debt. Goodwill of $442,000 and other intangible assets of $795,000 were recorded in connection with the acquisition. Downhole provides economical chemical treatments to wells by inserting small diameter, stainless steel coiled tubing into producing oil and gas wells.

On April 1, 2005, we acquired 100% of the outstanding stock of Delta for $4.6 million in cash, 223,114 shares of our common stock and two promissory notes totaling $350,000. The purchase price was allocated to fixed assets and inventory. Delta, located in Lafayette, Louisiana, is a rental tool company providing specialty rental items to the oil and gas industry such as spiral heavy weight drill pipe, test plugs used to test blow-out preventors, well head retrieval tools, spacer spools and assorted handling tools.

On May 1, 2005, we acquired 100% of the outstanding capital stock of Capcoil for $2.7 million in cash, 168,161 shares of our common stock and the payment or assumption of approximately $1.3 million of debt. Capcoil, located in Kilgore, Texas, is engaged in downhole well servicing by providing coil tubing services to enhance production from existing wells. Goodwill of $184,000 and other identifiable intangible assets of $1.4 million were recorded in connection with the acquisition.

On July 11, 2005, we acquired the compressed air drilling assets of W.T., based in South Texas, for $6.0 million in cash. The equipment includes compressors, boosters, mist pumps and vehicles. Goodwill of $82,000 and other identifiable intangible assets of $1.5 million were recorded in connection with the acquisition.

On July 11, 2005, we acquired from M-I its 45% interest in AirComp and subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued to M-I a $4.0 million subordinated note bearing interest at 5% per annum. As a result, we now own 100% of AirComp

Effective August 1, 2005, we acquired 100% of the outstanding capital stock of Target for $1.3 million in cash and forgiveness of a lease receivable of approximately $0.6 million. The purchase price was allocated to the fixed assets of Target and resulted in the recording of a $0.8 million deferred tax liability. The results of Target are included in our directional and horizontal drilling segment as their Measure While Drilling equipment is utilized in that segment.

On September 1, 2005, we acquired the casing and tubing service assets of Patterson Services, Inc. for approximately $15.6 million. These assets are located in Corpus Christi, Texas; Kilgore, Texas; Lafayette, Louisiana and Houma, Louisiana.

The acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired entities since the date of acquisition are included in our consolidated income statement.

The following unaudited pro forma consolidated summary financial information for the year ended December 31, 2005 illustrates the effects of the acquisitions of Delta, Capcoil, W.T. and the minority interest in AirComp as if the acquisitions had occurred as of January 1, 2005, based on the historical results of the acquisitions. The following unaudited pro forma consolidated summary financial information for the years ended December 31, 2004 and 2003 illustrates the effects of the acquisitions of Diamond Air, Downhole, Delta, Capcoil, W.T. and the minority interest in AirComp as if the acquisitions had occurred as of beginning

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

of the period, based on the historical results of the acquisitions (unaudited) (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Revenues	$110,383	$70,988	$52,588
Operating income	$14,143	$8,233	$4,276
Net income	$8,180	$4,000	$2,459
Net income per common share
Basic	$0.55	$0.46	$0.53
Diluted	$0.50	$0.48	$0.48

NOTE 5 —	INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,	December 31,
	2005	2004

Hammer bits
Finished goods	$1,402	$857
Work in process	787	385
Raw materials	233	151

Total hammer bits	2,422	1,393
Hammers	584	417
Drive pipe	666	—
Rental supplies	64	—
Chemicals	201	254
Coiled tubing and related inventory	1,145	309
Shop supplies and related inventory	863	—

Total inventory	$5,945	$2,373

NOTE 6 —	PROPERTY AND OTHER INTANGIBLE ASSETS

Property and equipment is comprised of the following at December 31 (in thousands):

	Depreciation
	Period	2005	2004

Land	—	$27	$27
Building and improvements	15-20 years	637	633
Transportation equipment	3-7 years	7,772	4,854
Machinery and equipment	3-20 years	77,002	36,411
Furniture, computers, software and leasehold improvements	3-7 years	2,073	1,005
Construction in progress — equipment	N/A	3,059	—

Total		90,570	42,930
Less: accumulated depreciation		(9,996)	(5,251)

Property and equipment, net		$80,574	$37,679

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

The net book value of equipment recorded under capital leases was $908 and $0 at December 31, 2005 and 2004, respectively.

Intangible assets are as follows at December 31 (in thousands):

	Amortization
	Period	2005	2004

Intellectual property	20 years	$1,009	$1,009
Non-compete agreements	3-5 years	4,630	2,856
Patent	15 years	496	496
Other intangible assets	3-10 years	3,811	2,732

Total		$9,946	$7,093
Less: accumulated amortization		(3,163)	(2,036)

Intangibles assets, net		$6,783	$5,057

	2005			2004
	Gross	Accumulated	Current Year	Gross	Accumulated	Current Year
	Value	Amortization	Amortization	Value	Amortization	Amortization

Intellectual property	$1,009	$293	$54	$1,009	$239	$56
Non-compete agreements	4,630	1,916	884	2,856	1,032	300
Patent	496	39	33	496	6	6
Other intangible assets	3,811	915	277	2,732	759	420

Total	$9,946	$3,163	$1,248	$7,093	$2,036	$782

Future amortization of intangible assets at December 31, 2005 is as follows (in thousands):

	Intangible Amortization by Period
	Years Ended December 31,
					2010 and
	2006	2007	2008	2009	Thereafter

Intellectual property	$55	$55	$55	$55	$496
Non-compete agreements	1,043	804	480	327	60
Patent	33	33	33	33	325
Other intangible assets	395	370	359	359	1,413

Total Intangible Amortization	$1,526	$1,262	$927	$774	$2,294

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7 —	INCOME TAXES

The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current Provision
Federal	$123	$—	$—
State	595	—	—
Foreign	626	514	370

	$1,344	$514	$370

We are required to file a consolidated U.S. federal income tax return. We pay foreign income taxes in Mexico related to Allis-Chalmers Tubular Services’ Mexico revenues. There are approximately $1.6 million of U.S. foreign tax credits available to us and of that amount, the available U.S. foreign tax credits may or may not be recoverable by us depending upon the availability of taxable income in future years and therefore, have not been recorded as an asset as of December 31, 2005. Our foreign tax credits begin to expire in the year 2007.

The following table reconciles the U.S. statutory tax rate to our actual tax rate:

	Years Ended December 31,
	2005	2004	2003

Income tax expense based on the U.S. statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.1	—	—
Foreign income at other than U.S. rate	7.3	36.6	11.2
Valuation allowances	(98.7)	(209.4)	28.6
Nondeductible items, permanent differences and other	67.1	175.4	(62.6)

Effective tax rate	15.8%	36.6%	11.2%

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. A valuation allowance is established for deferred tax assets when management, based upon available information, considers it more likely than not that a benefit from such assets will not be realized. We have recorded a valuation allowance equal to the excess of deferred tax assets over deferred tax liabilities as we were unable to determine that it is more likely than not that the deferred tax asset will be realized.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the our utilization of our net operating loss and tax credit carry forwards, and could be triggered by a public offering or by subsequent sales of securities by us or our stockholders.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income tax assets and the related allowance as of December 31, were as follows (in thousands):

	2005	2004

Deferred non-current income tax assets:
Net future (taxable) deductible items	$384	$533
Net operating loss carry forwards	5,656	4,894
A-C Reorganization Trust claims	29,098	30,112

Total deferred non-current income tax assets	35,138	35,539
Valuation allowance	(27,131)	(30,367)

Net deferred non-current income taxes	$8,007	$5,172
Deferred non-current income tax liabilities
Depreciation	$(8,007)	$(5,172)

Net deferred income tax assets	$—	$—

Net operating loss carry forwards for tax purposes at December 31, 2005 and 2004 were estimated to be $16.6 million and $14.5 million, respectively, expiring through 2024.

Net future tax-deductible items relate primarily to timing differences. Our 1988 Plan of Reorganization established the A-C Reorganization Trust to settle claims and to make distributions to creditors and certain stockholders. We transferred cash and certain other property to the A-C Reorganization Trust on December 2, 1988. Payments made by us to the A-C Reorganization Trust did not generate tax deductions for us upon the transfer but generate deductions for us as the A-C Reorganization Trust makes payments to holders of claims.

The Plan of Reorganization also created a trust to process and liquidate product liability claims. Payments made by the A-C Reorganization Trust to the product liability trust did not generate current tax deductions for us upon the payment but generate deductions for us as the product liability trust makes payments to liquidate claims or incurs other expenses.

We believe the above-named trusts are grantor trusts and therefore we include the income or loss of these trusts in our income or loss for tax purposes, resulting in an adjustment of the tax basis of net operating and capital loss carry forwards. The income or loss of these trusts is not included in our results of operations for financial reporting purposes.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 8 —	DEBT

Our long-term debt consists of the following: (in thousands)

	December 31,
	2005	2004

Bank term loans	$42,090	$13,373
Revolving line of credit	6,400	3,873
Subordinated note payable to M-I LLC	4,000	4,818
Subordinated seller note	3,031	4,000
Seller note	850	1,600
Notes payable under non-compete agreements	698	664
Notes payable to former directors	96	402
Notes payable to former shareholders	—	49
Real estate loan	548	—
Vendor financing	—	1,164
Equipment & vehicle installment notes	1,939	530
Capital lease obligations	917	—

Total debt	60,569	30,473
Less: short-term debt and current maturities	5,632	5,541

Long-term debt obligations	$54,937	$24,932

As of December 31, 2005 and 2004, our debt was approximately $60.6 million and $30.5 million, respectively. Our weighted average interest rate for all of our outstanding debt was approximately 7.5% at December 31, 2005 and 7.3% at December 31, 2004.

Maturities of debt obligations at December 31, 2005 are as follows (in thousands):

	Debt	Capital Leases	Total

Year Ending:
December 31, 2006	$5,158	$474	$5,632
December 31, 2007	49,620	443	50,063
December 31, 2008	4,267	—	4,267
December 31, 2009	69	—	69
December 31, 2010	538	—	538
Thereafter	—	—	—

Total	$59,652	$917	$60,569

  Bank loans and line of credit agreements

On July 11, 2005, we replaced our previous credit agreement with a new agreement that provided for the following senior secured credit facilities:

•	A $13.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivable plus 50% of eligible inventory (up to a maximum of $2.0 million of borrowings based on inventory). This line of credit was used to finance working capital requirements and other general corporate purposes, including the issuance of standby letters of credit. Outstanding borrowings under

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

this line of credit were $6.4 million at a margin above prime and LIBOR rates plus margin averaging approximately 8.1% as of December 31, 2005.

•	Two term loans totaling $42.0 million. Outstanding borrowings under these term loans were $42.0 million as of December 31, 2005. These loans were at LIBOR rates plus a margin which averages approximately 7.8%.

We borrowed against the July 2005 facilities to refinance our prior credit facility and the AirComp credit facility, to fund the acquisition of M-I’s interest in AirComp and the air drilling assets of W.T. and to pay transaction costs related to the refinancing and the acquisitions. We incurred debt retirement expense of $1.1 million related to the refinancing. This amount includes prepayment penalties and the write-off of deferred financing fees of the previous financing, which has been included in interest expense in the consolidated statement of operations.

Borrowings under the July 2005 credit facilities were to mature in July 2007. Amounts outstanding under the term loans as of July 2006 were to be repaid in monthly principal payments based on a 48 month repayment schedule with the remaining balance due at maturity. Additionally, during the second year, we were to be required to prepay the remaining balance of the term loans by 75% of excess cash flow, if any, after debt service and capital expenditures. The interest rate payable on borrowings was based on a margin over the London Interbank Offered Rate, referred to as LIBOR, or the prime rate, and there was a 0.5% fee on the undrawn portion of the revolving line of credit. The margin over LIBOR was to increase by 1.0% in the second year. The credit facilities were secured by substantially all of our assets and contain customary events of default and financial and other covenants, including limitations on our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets.

All amounts outstanding under our July 2005 credit agreement were paid off with the proceeds of our senior notes offering in January 2006. We executed an amended and restated credit agreement which provides a $25.0 million revolving line of credit (See Note 22).

Prior to July 11, 2005, we had a credit agreement dated December 7, 2004 that provided for the following credit facilities:

•	A $10.0 million revolving line of credit. Borrowings were limited to 85% of eligible accounts receivables, as defined. Outstanding borrowings under this line of credit were $2.4 million as of December 31, 2004.

•	A term loan in the amount of $6.3 million to be repaid in monthly payments of principal of $105,583 per month. We were also required to prepay this term loan by an amount equal to 20% of receipts from our largest customer in Mexico. Proceeds of the term loan were used to prepay the term loan owed by Tubular Services and to prepay the 12% $2.4 million subordinated note and retire its related warrants. The outstanding balance was $6.3 million as of December 31, 2004.

•	A $6.0 million capital expenditure and acquisition line of credit. Borrowings under this facility were payable monthly over four years beginning in January 2006. Availability of this capital expenditure term loan facility was subject to security acceptable to the lender in the form of equipment or other acquired collateral. There were no outstanding borrowings as of December 31, 2004.

These credit facilities were to mature on December 31, 2007 and were secured by liens on substantially all of our assets. The agreement governing these credit facilities contained customary events of default and financial covenants. It also limited our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Interest accrued at an adjustable rate based on the prime rate and was 6.25% as of December 31, 2004. We paid a 0.5% per annum fee on the undrawn portion of the revolving line of credit and the capital expenditure line.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

In connection with the acquisition of Tubular and Strata in 2002, we issued a 12% secured subordinated note in the original amount of $3.0 million. In connection with this subordinated note, we issued redeemable warrants valued at $1.5 million, which were recorded as a discount to the subordinated debt and as a liability. The discount was amortized over the life of the subordinated note beginning February 6, 2002 as additional interest expense of which $350,000 and $300,000 were recognized in the years ended December 31, 2004 and December 31, 2003, respectively. The debt was recorded at $2.7 million at December 31, 2003, net of the unamortized portion of the put obligation. On December 7, 2004, we prepaid the $2.4 million balance of the 12% subordinated note and retired the $1.5 million of warrants, with a portion of the proceeds from our $6.3 million bank term loan.

Prior to July 11, 2005, our AirComp subsidiary had the credit facilities described below. These credit facilities were repaid in connection with our acquisition of the minority interest in AirComp and the refinancing of our bank credit facilities described above.

•	A $3.5 million bank line of credit. Interest accrued at an adjustable rate based on the prime rate. We paid a 0.5% per annum fee on the undrawn portion. Borrowings under the line of credit were subject to a borrowing base consisting of 80% of eligible accounts receivable. The balance at December 31, 2004 was $1.5 million.

•	A $7.1 million term loan that accrued interest at an adjustable rate based on either LIBOR or the prime rate. Principal payments of $286,000 plus interest were due quarterly, with a final maturity date of June 27, 2007. The balance at December 31, 2004 was $6.8 million.

•	A “delayed draw” term loan facility in the amount of $1.5 million to be used for capital expenditures. Interest accrued at an adjustable rate based on either the LIBOR or the prime rate. Quarterly principal payments were to commence on March 31, 2006 in an amount equal to 5.0% of the outstanding balance as of December 31, 2005, with a final maturity of June 27, 2007. There were no borrowings outstanding under this facility as of December 31, 2004.

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

Tubular had two bank term loans with a remaining balance totaling $90,000 and $263,000 at December 31, 2005 and 2004, with interest accruing at a floating interest rate based on prime plus 2.0%. The interest rate was 9.25% and 7.25% at December 31, 2005 and 2004. Monthly principal payments are $13,000 plus interest. The maturity date of one of the loans, with a balance of $60,000, was September 17, 2006, while the second loan, with a balance of $30,000, had a final maturity of January 12, 2007. The balances of these two loans were repaid in full in January 2006 with the proceeds from our senior notes offering.

Notes payable and real estate loan

AirComp had a subordinated note payable to M-I in the amount of $4.8 million bearing interest at an annual rate of 5.0%. In 2007 each party had the right to cause AirComp to sell its assets (or the other party may buy out such party’s interest), and in such event this note (including accrued interest) was due and payable. The note was also due and payable if M-I sells its interest in AirComp or upon a termination of AirComp. At December 31, 2004, $376,000 of interest was included in accrued interest. On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and the subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5% per annum. The subordinated note issued to M-I requires quarterly interest payments and the principal amount is due October 9, 2007. Contingent upon a future equity offering,

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

the subordinated note is convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion.

Tubular had a subordinated note payable to Jens Mortensen, the seller of Tubular and one of our directors, in the amount of $4.0 million with a fixed interest rate of 7.5%. Interest was payable quarterly and the final maturity of the note is January 31, 2006. The subordinated note was subordinated to the rights of our bank lenders. The balance outstanding for this note at December 31, 2005 and 2004 was $3.0 and $4.0 million, respectively. The balance of this subordinated note was repaid in full in January 2006 with proceeds from our senior notes offering.

As part of the acquisition of Mountain Air in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. (See Note 16). At December 31, 2005 and 2004 the outstanding amounts due were $500,000 and $1.6 million, including accrued interest.

In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bears interest at 2% and the principal and accrued interest is due on April 1, 2006.

In connection with the purchase of Tubular, we agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. Monthly payments of $20,576 are due under this agreement through January 31, 2007. In connection with the purchase of Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under non-compete agreements at December 31, 2005 and 2004 were $698,000 and $664,000, respectively.

In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. At December 31, 2005 and 2004, the principal and accrued interest on these notes totaled approximately $96,000 and $402,000, respectively.

Our subsidiary, Downhole, had notes payable to two former shareholders totaling $49,000. We were required to make monthly payments of $8,878 through June 30, 2005. At December 31, 2005 and 2004, the amounts outstanding were $0 and $49,000.

We also have a real estate loan which is payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The loan has a floating interest rate based on prime plus 2.0%. The outstanding principal balance was $548,000 at December 31, 2005. The balance of this loan was prepaid in full in January 2006 with proceeds from our senior notes offering.

Other debt

In December 2003, Strata, our directional drilling subsidiary, entered into a financing agreement with a major supplier of downhole motors for repayment of motor lease and repair cost totaling $1.7 million. The agreement provided for repayment of all amounts not later than December 30, 2005. Payment of interest was due monthly and principal payments of $582,000 were due on April 2005 and December 2005. The interest rate was fixed at 8.0%. As of December 31, 2005 and 2004, the outstanding balance was $0 and $1.2 million.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

We have various equipment financing loans with interest rates ranging from 5% to 11.5% and terms ranging from 2 to 5 years. As of December 31, 2005 and 2004, the outstanding balances for equipment financing loans were $1.9 million and $530,000, respectively. We also have various capital leases with terms that expire in 2008. As of December 31, 2005 and 2004, amounts outstanding under capital leases were $917,000 and $0, respectively. In January 2006, we prepaid $350,000 of the outstanding equipment loans with proceeds from our senior notes offering.

NOTE 9 —	COMMITMENTS AND CONTINGENCIES

We have placed orders for capital equipment totaling $6.8 million to be received and paid for through 2006. Of this amount, $3.1 million is for six measurement while drilling kits and ancillary equipment for our directional drilling segment and $3.7 million is for two new capillary tubing units and two new coil tubing units for our production services segment. Of the $6.8 million in orders, we are firmly committed to approximately $4.4 million as the balance may be subject to cancellation with minimal loss of prior cash deposits, if any.

We rent office space on a five-year lease which expires November 2009. We also rent certain other facilities and shop yards for equipment storage and maintenance. Facility rent expense for the years ended December 31, 2005, 2004 and 2003 was $987,000, $577,000, and $370,000, respectively.

At December 31, 2005, future minimum rental commitments for all operating leases are as follows (in thousands):

Years Ending:
December 31, 2006	$926
December 31, 2007	833
December 31, 2008	629
December 31, 2009	446
December 31, 2010	44
Thereafter	—

Total	$2,878

NOTE 10 —	STOCKHOLDERS’ EQUITY

In connection with the formation of AirComp in July 2003, we eliminated $955,000 of our negative investment in the assets contributed to AirComp. Under purchase accounting, we recognized a $955,000 increase in stockholders equity. For the year ended December 31, 2003, we accrued $350,000 of dividends payable to the Preferred Stock holders. No dividends were declared or paid.

On March 3, 2004, we entered into an agreement with an investment banking firm whereby they would provide underwriting and fundraising activities on our behalf. In exchange for their services, the investment banking firm received a stock purchase warrant to purchase 340,000 shares of common stock at an exercise price of $2.50 per share. The warrant was exercised in August of 2005. The fair value of the total warrants issued in connection with the fundraising activities was established in accordance with the Black-Scholes valuation model and as a result, $641,000 was added to stockholders’ equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 89.7%; risk free interest rate of 7.00%; and expected life of five years.

During 2004, we issued two warrants (“Warrants A and B”) for the purchase of 233,000 total shares of our common stock at an exercise price of $0.75 per share and one warrant for the purchase of 67,000 shares of our common stock at an exercise price of $5.00 per share (“Warrant C”) in connection with their

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

subordinated debt financing. Warrants A and B were redeemed for a total of $1,500,000 on December 7, 2004. The fair value of Warrant C was established in accordance with the Black-Scholes valuation model and as a result, $47,000 was added to stockholders’ equity. The following assumptions were utilized to determine fair value: no dividend yield; expected volatility of 67.24%; risk free interest rate of 5.00%; and expected life of four years.

On April 2, 2004, we completed the following transactions:

•	In exchange for an investment of $2.0 million, we issued 620,000 shares of our common stock for a purchase price equal to $2.50 per share, and issued warrants to purchase 800,000 shares of our common stock at an exercise price of $2.50 per share, expiring on April 1, 2006, to an investor group (the “Investor Group”) consisting of entities affiliated with Donald and Christopher Engel and directors Robert Nederlander and Leonard Toboroff. The aggregate purchase price for the common stock was $1.55 million and the fair value for the warrants was $450,000.

•	Energy Spectrum converted its 3,500,000 shares of Series A 10% Cumulative Convertible Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock. Energy Spectrum was granted the preferred stock in connection with the Strata acquisition.

On August 10, 2004, we completed the private placement of 3,504,667 shares of our common stock at a price of $3.00 per share. Our net proceeds, after selling commissions and expenses, were approximately $9.6 million. We issued shares pursuant to an exemption from the Securities Act of 1933, and agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

On September 30, 2004, we completed the private placement of 1,956,634 shares of our common stock at a price of $3.00 per share. Our net proceeds, after selling commission and expenses, were approximately $5.3 million. We issued shares pursuant to an exemption from the Securities Act of 1933, and agreed to subsequently register the common stock under the Securities Act of 1933 to allow investors to resell the common stock in public markets.

On September 30, 2004, we issued 1.3 million shares of common stock to Jens Mortensen, a director, in exchange for his 19% interest in Tubular. As a result of this transaction, we own 100% of Tubular. The total value of the consideration paid to Jens was $6.4 million, which was equal to the number of shares of common stock issued to Mr. Mortensen multiplied by the last sale price ($4.95) of the common stock as reported on the American Stock Exchange on the date of issuance. This amount was treated as a contribution to stockholders equity.

On December 10, 2004, we acquired Downhole for approximately $1.1 million in cash, 568,466 shares of our common stock and payment or assumption of $950,000 of debt. Approximately $2.2 million, the value of the common stock issued to Downhole’s sellers based on the closing price of our common stock issued at the date of the acquisition, was added to stockholders’ equity.

As of January 1, 2005, in relation to the acquisition of Downhole, we executed a business development agreement with CTTV Investments LLC, an affiliate of ChevronTexaco Inc., whereby we issued 20,000 shares of our common stock to CTTV and further agreed to issue up to an additional 60,000 shares to CTTV contingent upon our subsidiaries receiving certain levels of revenues in 2005 from ChevronTexaco and its affiliates. CTTV was a minority owner of Downhole, which we acquired in 2004. Based on the terms of the agreement, no additional shares were issued in 2005.

On April 1, 2005, we acquired 100% of the outstanding stock of Delta, for $4.6 million in cash, 223,114 shares of our common stock and two promissory notes totaling $350,000. Approximately $1.0 million, the value of the common stock issued to Delta’s sellers based on the closing price of our common stock issued at the date of the acquisition, was added to stockholders’ equity.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

On May 1, 2005, we acquired 100% of the outstanding capital stock of Capcoil for $2.7 million in cash, 168,161 shares of our common stock and the payment or assumption of approximately $1.3 million of debt. Approximately $750,000, the value of the common stock issued to Capcoil’s sellers based on the closing price of our common stock issued at the date of the acquisition, was added to stockholders’ equity.

In August 2005, our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 20 million to 100 million and to increase our authorized preferred stock from 10 million shares to 25 million shares and, we completed a secondary public offering in which we sold 1,761,034 shares for approximately $15.5 million, net of expenses.

We also had options and warrants exercised during 2005. Those exercises resulted in 1,076,154 shares of our common stock being issued for $1.4 million.

NOTE 11 — REVERSE STOCK SPLIT

We effected a reverse stock split on June 10, 2004. As a result of the reverse stock split, every five shares of our common stock was combined into one share of common stock. The reverse stock split reduced the number of shares of outstanding common stock from 31,393,789 to approximately 6,265,000 and reduced the number of our stockholders from 6,070 to approximately 2,140. All share and related amounts presented have been retroactively adjusted for the stock split.

NOTE 12 — STOCK OPTIONS

In 2000, we issued stock options and promissory notes to certain current and former directors as compensation for services as directors (See Note 8), and our Board of Directors granted stock options to these same individuals. Options to purchase 4,800 shares of our common stock were granted with an exercise price of $13.75 per share. These options vested immediately and may be exercised any time prior to March 28, 2010. As of December 31, 2005, none of the stock options had been exercised. No compensation expense has been recorded for these options that were issued with an exercise price equal to the fair value of the common stock at the date of grant.

On May 31, 2001, the Board granted to Leonard Toboroff, one of our directors, an option to purchase 100,000 shares of our common stock at $2.50 per share, exercisable for 10 years from October 15, 2001. The option was granted for services provided by Mr. Toboroff to OilQuip prior to the merger, including providing financial advisory services, assisting in OilQuip’s capital structure and assisting OilQuip in finding strategic acquisition opportunities. We recorded compensation expense of $500,000 for the issuance of the option for the year ended December 31, 2001.

The 2003 Incentive Stock Plan, as amended, permits us to grant to our key employees and outside directors various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. Stock incentive terms are not to be in excess of ten years. As disclosed in Note 1, we account for our stock-based compensation using APB No. 25. We have adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to our employees and directors. Accordingly, no compensation cost has been recognized for these options.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information is as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Weighted Ave.	Shares	Weighted Avg.	Shares	Weighted Avg.
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance	1,215,000	$3.20	973,300	$2.78	104,800	$3.00
Granted	1,695,000	6.44	248,000	4.85	868,500	2.75
Canceled	(15,300)	3.33	(6,300)	2.78	—	—
Exercised	(33,833)	2.80	—	—	—	—

Ending balance	2,860,867	$5.10	1,215,000	$3.20	973,300	$2.78

The following table summarizes additional information about our stock options outstanding as of December 31, 2005:

		Weighted Average
	Shares Under	Remaining
Exercise Price	Option	Contractual Life	Options Exercisable	Exercise Price

$2.50	100,000	5.79 years	100,000	$2.50
$2.75	829,067	7.96 years	829,067	$2.75
$3.86	920,000	9.09 years	306,667	$3.86
$4.85	259,000	8.73 years	172,667	$4.85
$4.87	154,000	9.40 years	51,333	$4.87
$10.85	594,000	9.96 years	198,000	$10.85
$13.75	4,800	4.24 years	4,800	$13.75

$5.11	2,860,867	8.82 years	1,662,534	$4.22

NOTE 13 — STOCK PURCHASE WARRANTS

In conjunction with the Mountain Air purchase by OilQuip in February of 2001, Mountain Air issued a common stock warrant for 620,000 shares to a third-party investment firm that assisted us in its initial identification and purchase of the Mountain Air assets. The warrant entitles the holder to acquire up to 620,000 shares of common stock of Mountain Air at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001.

We issued two warrants (“Warrants A and B”) for the purchase of 233,000 total shares of our common stock at an exercise price of $0.75 per share and one warrant for the purchase of 67,000 shares of our common stock at an exercise price of $5.00 per share (“Warrant C”) in connection with our subordinated debt financing for Mountain Air in 2001. Warrants A and B were paid off on December  7, 2004. Warrant C is still outstanding at December 31, 2005.

On February 6, 2002, in connection with the acquisition of substantially all of the outstanding stock of Strata, we issued a warrant for the purchase of 87,500 shares of our common stock at an exercise price of $0.75 per share over the term of four years. The warrants were exercised in August of 2005.

In connection with the Strata Acquisition, on February 19, 2003, we issued Energy Spectrum an additional warrant to purchase 175,000 shares of our common stock at an exercise price of $0.75 per share. The warrants were exercised in August of 2005.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

In March 2004, we issued a warrant to purchase 340,000 shares of our common stock at an exercise price of $2.50 per share to Morgan Joseph & Co., in consideration of financial advisory services to be provided by Morgan Joseph pursuant to a consulting agreement. The warrants were exercised in August 2005.

In April 2004, we issued warrants to purchase 20,000 shares of common stock at an exercise price of $0.75 per share to Wells Fargo Credit, Inc., in connection with the extension of credit by Wells Fargo Credit Inc. The warrants were exercised in August 2005.

In April 2004, we completed a private placement of 620,000 shares of common stock and warrants to purchase 800,000 shares of common stock to the following investors: Christopher Engel; Donald Engel; the Engel Defined Benefit Plan; RER Corp., a corporation wholly-owned by director Robert Nederlander; and Leonard Toboroff, a director. The investors invested $1,550,000 in exchange for 620,000 shares of common stock for a purchase price equal to $2.50 per share, and invested $450,000 in exchange for warrants to purchase 800,000 shares of common stock at an exercise of $2.50 per share, expiring on April 1, 2006. A total of 486,557 of these warrants were exercised in 2005.

In May 2004, we issued a warrant to purchase 3,000 shares of our common stock at an exercise price of $4.75 per share to Jeffrey R. Freedman in consideration of financial advisory services to be provided by Mr. Freedman pursuant to a consulting agreement. The warrants were exercised in May 2004. Mr. Freedman was also granted 16,000 warrants in May of 2004 exercisable at $4.65 per share. These warrants were exercised in November of 2005.

Warrants for 4,000 shares of our common stock at an exercise price of $4.65 were also issued in May 2004 and remain outstanding as of December 31, 2005.

NOTE 14 — LEASE RECEIVABLE

In June 2002, our subsidiary, Strata, sold its MWD assets to a third party for $1.3 million. Under the terms of the sale, we would receive at least $15,000 per month for thirty-six months. After thirty-six months, the purchaser had the option to pay the remaining balance or continue paying a minimum of $15,000 per month for twenty-four additional months. After the expiration of the additional twenty-four months, the purchaser would repay any remaining balance. This transaction had been accounted for as a direct financing lease with the nominal residual gain from the asset sale deferred into income over the life of the lease. In August of 2005, we acquired 100% of the outstanding stock of the buyer and the balance of the lease receivable was part of the consideration of the acquisition. During the years ended December 31, 2005, 2004 and 2003, we received a total of $146,000, $229,000, and $251,000, respectively, in payments from the third party related to this lease.

NOTE 15 — RELATED PARTY TRANSACTIONS

In July 2005, we entered into a lease of a yard in Buffalo, Texas which is part owned by our Chief Operating Officer, David Wilde. The monthly rent is $3,500.

Alya H. Hidayatallah, the daughter of our Chairman and Chief Executive Officer, Munawar H. Hidayatallah, has served as our Vice President-Planning and Development since April 2005. In 2005, we paid Ms. Hidayatallah a salary at a rate of $80,000 per annum.

At December 31, 2005 and 2004, we owed our Chief Executive Officer, $0 and $175,000, respectively, related to deferred compensation. In March and April of 2005 we paid all amounts due Mr. Hidayatallah.

Until December 2004, our Chief Executive Officer and Chairman, Munawar H. Hidayatallah and his wife were personal guarantors of substantially all of the financing extended to us by commercial banks. In December 2004, we refinanced most of our outstanding bank debt and obtained the release of certain guarantees. After the refinancing, Mr. Hidayatallah continued to guarantee the Tubular $4.0 million

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

subordinated seller note until July 2005. We paid Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated to $7,250 during 2005 and were paid quarterly, in arrears, based upon the average amount of debt outstanding in the prior quarter.

In April 2004, we entered into an oral consulting agreement with Leonard Toboroff, one of our directors, pursuant to which we pay him $10,000 per month to advise us regarding financing and acquisition opportunities.

Jens Mortensen, one of our directors, is the former owner of Tubular and held a 19% minority interest in Tubular until September 30, 2004. He was also the holder of a $4.0 million subordinated note payable issued by Tubular and at December 31, 2005 was owed $60,000 in accrued interest and $267,000 related to a non-compete agreement. (See Note 8). The subordinated note was repaid in January of 2006 (See Note 22) and the accrued interest was paid in January 2006. Mr. Mortensen, formerly the sole proprietor of Tubular, owns a shop yard which he leases to Jens’ on a monthly basis. Lease payments made under the terms of the lease were $16,800, $28,800 and $28,800 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, Mr. Mortensen and members of his family own 100% of Tex-Mex Rental & Supply Co., a Texas corporation, that sold approximately $0, $167,000 and $173,000 of equipment and other supplies to Tubular for the years ended December 31, 2005, 2004 and 2003, respectively.

As described in Note 8, several of our former directors were issued promissory notes in 2000 in lieu of compensation for services. Our current maturities of long-term debt includes $96,000 and $402,000 as of December 31, 2005 and 2004, respectively, relative to these notes.

NOTE 16 — SETTLEMENT OF LAWSUIT

In June 2003, our subsidiary, Mountain Air, filed a lawsuit against the former owners of Mountain Air Drilling Service Company for breach of the asset purchase agreement pursuant to which Mountain Air acquired Mountain Air Drilling Services Company, alleging that the sellers stored hazardous materials on the property leased by us without our consent and violated the non-compete clause in the asset purchase agreement. On July 15, 2003, we entered into a settlement agreement with the sellers. As of the date of the agreement, we owed the sellers a total of $2.6 million including $2.2 million in principal and approximately $363,000 in accrued interest. As part of the settlement agreement, the note payable to the sellers was reduced from $2.2 million to $1.5 million and the due date of the note payable was extended from February 6, 2006 to September 30, 2007. The lump-sum payment due the sellers at that date was $1.9 million. We recorded a one-time gain on the reduction of the note payable to the sellers of $1.0 million in the third quarter of 2003. The gain was calculated by discounting the note payable to $1.5 million using a present value calculation and accreting the note payable to $1.9 million the amount due in September 2007. In March 2005, we reached an agreement with the sellers to settle an action brought by the sellers under the note. Under the terms of the agreement, we paid $1.0 million in April of 2005 and will pay $350,000 on June 1, 2006 and the remaining $150,000 on June 1, 2007, in settlement of all claims.

NOTE 17 — GAIN ON SALE OF INTEREST IN A SUBSIDIARY

In July 2003, through the subsidiary Mountain Air, we entered into a limited liability company operating agreement with a division of M-I to form a Texas limited liability company named AirComp. Both companies contributed assets with a combined value of $16.6 million to AirComp. The contributed assets from Mountain Air were contributed at a historical book value of approximately $6.3 million and the assets contributed by M-I were contributed at a fair market value of approximately $10.3 million. Prior to the formation of AirComp, we owned 100% of Mountain Air and after the formation of AirComp, Mountain Air owned 55% and M-I owned 45% of the business combination. The business combination was accounted for as a purchase and we recorded a one-time non-operating gain on the sale of the 45% interest in the subsidiary of

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

approximately $2,433,000. The gain was calculated after recording the assets contributed by M-I of approximately $10.3 million less the subordinated note issued to M-I in the amount of approximately $4.8 million, recording minority interest of approximately $2,049,000 and an increase in equity of $955,000 in accordance with Staff Accounting Bulletin No. 51 (“SAB 51”). We have not recorded any deferred income taxes because the increase in assets and gain is a permanent timing difference. We have adopted a policy that any gain or loss in the future incurred on the sale in the stock or an interest of a subsidiary would be recognized as such in the income statement.

NOTE 18 — SEGMENT INFORMATION

At December 31, 2005, we had five operating segments including: Directional Drilling Services (Strata and Target), Compressed Air Drilling Services (AirComp), Casing and Tubing Services (Tubular), Rental Tools (Safco and Delta) and Production Services (Downhole and Capcoil). All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments plus the Corporate function are reported below for (in thousands):

	Years Ended December 31,
	2005	2004	2003
			(Restated)

Revenues:
Directional drilling services	$43,901	$24,787	$16,008
Compressed air drilling services	25,662	11,561	6,679
Casing and tubing services	20,932	10,391	10,037
Rental tools	5,059	611	—
Production services	9,790	376	—

Total revenues	$105,344	$47,726	$32,724

Operating Income (Loss):
Directional drilling services	$7,389	$3,061	$1,103
Compressed air drilling services	5,612	1,169	17
Casing and tubing services	4,994	3,217	3,628
Rental tools	1,300	(71)	—
Production services	(99)	4	—
General corporate	(5,978)	(3,153)	(2,123)

Total income from operations	$13,218	$4,227	$2,625

Depreciation and Amortization Expense:
Directional drilling services	$887	$466	$275
Compressed air drilling services	1,946	1,329	1,139
Casing and tubing services	2,006	1,597	1,413
Rental tools	492	40	—
Production services	912	26	—
General corporate	418	120	109

Total depreciation and amortization expense	$6,661	$3,578	$2,936

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31,
	2005	2004	2003
			(Restated)

Capital Expenditures:
Directional drilling services	$2,922	$1,552	$1,066
Compressed air drilling services	7,008	1,399	2,093
Casing and tubing services	5,207	1,285	2,176
Rental tools	435	232	—
Production services	1,514	106	—
General corporate	681	29	19

Total capital expenditures	$17,767	$4,603	$5,354

Goodwill:
Directional drilling services	$4,168	$4,168	$4,168
Compressed air drilling services	3,950	3,510	3,493
Casing and tubing services	3,673	3,673	—
Rental tools	—	—	—
Production services	626	425	—
General corporate	—	—	—

Total goodwill	$12,417	$11,776	$7,661

	As of December 31,
	2005	2004	2003

Assets:
Directional drilling services	$20,960	$14,166	$11,529
Compressed air drilling services	46,045	29,147	22,735
Casing and tubing services	45,351	21,197	18,191
Rental tools	8,034	1,291	—
Production services	12,282	5,806	—
General corporate	4,683	8,585	1,207

Total assets	$137,355	$80,192	$53,662

	Years Ended December 31,
	2005	2004	2003

Revenues:
United States	$98,583	$42,466	$28,995
International	6,761	5,260	3,729

Total	$105,344	$47,726	$32,724

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 19 — SUPPLEMENTAL CASH FLOWS INFORMATION (in thousands)

	Years Ended December 31,
	2005	2004	2003
	(Restated)

Interest paid	$3,924	$2,159	$2,341

Income taxes paid	$676	$514	$370

Other non-cash investing and financing transactions:
Sale of property & equipment in connection with direct financing lease (Note 14)
(Gain) on settlement of debt	$—	$—	$(1,034)
Amortization of discount on debt	—	—	442
Purchase of equipment financed through assumption of debt or accounts payable	592	—	906

	$592	$—	$314

AirComp formation:
Issuance of debt to joint venture by M-I	$—	$—	$(4,818)
Contribution of property, plant and equipment by M-I to joint venture	—	—	10,268
Increase in minority interest	—	—	(2,063)
(Gain) on sale of stock in a subsidiary	—	—	(2,433)
Difference of our investment cost basis in AirComp and their share of underlying equity of net assets of AirComp	—	—	(954)

Net cash paid in connection with the joint venture	$—	$—	$—

Non-cash investing and financing transactions in connection with acquisitions:
Fair value of net assets acquired	$—	$(4,867)	$—
Goodwill and other intangibles	—	(3,839)	—
Value of common stock, issued	1,750	2,177	—
Value of minority interest contribution	—	2,070	—

	$1,750	$(4,459)	$—

Acquisition of the remaining 19% of Jens:
Fair value of net assets acquired	$—	$(813)	$—
Goodwill and other intangibles	—	(3,676)	—
Value of common stock issued	—	6,434	—
Value of minority interest retirement	—	(1,945)	—

	$—	$—	$—

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 20 — QUARTERLY RESULTS (UNAUDITED) (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)

Year 2005
Revenues	$19,334	$23,588	$28,908	$33,514
Operating income	2,247	2,914	3,524	4,533
Net income	1,567	1,769	1,293	2,546
Preferred stock dividend	—	—	—	—

Net income attributed to common shares	$1,567	$1,769	$1,293	$2,546

Income per common share:
Basic	$0.12	$0.13	$0.09	$0.15

Diluted	$0.11	$0.12	$0.08	$0.14

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)

Year 2004
Revenues	$9,661	$11,422	$11,906	$14,737
Operating income	1,030	1,150	1,237	810
Net income (loss)	472	413	515	(512)
Preferred stock dividend	(88)	(36)	—	—

Net income (loss) attributed to common shares	$384	$377	$515	$(512)

Income (loss) per common share:
Basic	$0.10	$0.06	$0.06	$(0.04)

Diluted	$0.08	$0.05	$0.05	$(0.04)

NOTE 21 —	LEGAL MATTERS

We are named from time to time in legal proceedings related to our activities prior to our bankruptcy in 1988; however, we believe that we were discharged from liability for all such claims in the bankruptcy and believe the likelihood of a material loss relating to any such legal proceeding is remote.

We are involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.

NOTE 22 —	SUBSEQUENT EVENTS

In January of 2006, we acquired 100% of the outstanding stock of Specialty Rental Tools, Inc. (“Specialty”) for $96.0 million in cash. Specialty, located in Lafayette, Louisiana, is engaged in the rental of high quality drill pipe, heavy weight spiral drill pipe, tubing work strings, blow-out preventors, choke manifolds and various valves and handling tools for oil and natural gas drilling. During the nine months ended September 30, 2005, Specialty generated aggregate revenues of $21.8 million.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

In January of 2006, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 million principal amount of our 9.0% senior notes due 2014, which we refer to as our senior notes. The proceeds of the offering were used to fund the acquisition of Specialty, to repay existing debt and for general corporate purposes.

In January of 2006, we amended and restated our July 2005 credit agreement to increase our borrowing capacity by exchanging the existing two year $55.0 million facility for a new four year $25.0 million facility. We refer to the July 2005 credit agreement, as so amended and restated, as our new credit agreement. All amounts outstanding under the previous $55.0 million credit facility were repaid with proceeds from the issuance of our senior notes. The new credit agreement’s interest rate is based on a margin over LIBOR or the prime rate, and there is a 0.5% fee for the undrawn portion. The credit facility is secured by a first priority lien on substantially all of our assets.

In January 2006, with proceeds from the sale of our senior notes we also prepaid the $3.0 million subordinated seller note due to Jens Mortensen, the $548,000 real estate loan and $430,000 in various outstanding term and equipment loans.

In February of 2006, David Groshoff resigned from our Board of Directors and the Audit Committee. Mr. Groshoff served on our Board since 1999, initially under an agreement on behalf of the Pension Benefit Guaranty Corporation, which is a client of Mr. Groshoff’s employer. That agreement permitted the PBGC to appoint a member to our Board so long as the PBGC held a minimum number of shares of our stock. The PBGC sold all its holdings in our stock in August 2005. As an investment management employee of JPMorgan Asset Management, Mr. Groshoff is subject to his employer’s policies which generally prohibit employees from serving on public company boards of directors without a meaningful client interest in such companies. In light of the PBGC’s sale of our stock, these policies required Mr. Groshoff’s resignation from our Board. In March 2006, Robert Nederlander was appointed to the Audit Committee to replace Mr. Groshoff.

Through March 13, 2006, we received proceeds of approximately $784,000 from the exercise of 313,000 warrants.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 5, 2004, our Audit Committee dismissed Gordon, Hughes & Banks, LLP as our independent public accountant and engaged UHY Mann Frankfort Stein & Lipp CPAs, LLP as our independent public accountant to review our financial statements beginning with the quarter ending September 30, 2004 and to audit our financial statement for the year ending December 31, 2004.

Gordon, Hughes & Banks, LLP has not audited our prior two fiscal years and accordingly have not expressed an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During our two prior fiscal years and through October 5, 2004, there were no disagreements with Gordon, Hughes & Banks, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gordon, Hughes & Banks, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Prior to October 5, 2004, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v) of the Securities and Exchange Commission) arising out of the services performed by Gordon, Hughes & Banks, LLP for us.

Gordon, Hughes & Banks, LLP indicated to us that it concurs with the foregoing statements as they relate to Gordon, Hughes & Banks, LLP and furnished a letter to the Securities and Exchange Commission to this effect. A copy of this letter is an exhibit hereto.

Prior to October 5, 2004, we did not consult UHY Mann Frankfort Stein & Lipp CPAs, LLP regarding (i) the application of accounting principles to a specified transaction (completed or proposed), (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement as that term is defined in Item 304(a)(1)(iv) of Regulation S-K of the Securities and Exchange Commission and the related instructions to this Item or a reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

ITEM 9A.	CONTROLS AND PROCEDURES

  (a).  Evaluation Of Disclosure Controls And Procedures

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

Management, including our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report, which we refer to as the Evaluation Date.

As disclosed in the notes to our consolidated financial statements included elsewhere in this report and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement,” we understated diluted earnings per share due to an incorrect calculation of our weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. In addition, we understated basic earnings per share due to an incorrect calculation of our weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings Per Share. Management has concluded that the need to restate our financial statements resulted, in part, from the lack of sufficient experienced accounting personnel, which in turn resulted in a lack of effective control over the financial reporting process.

As part of our growth strategy over the past five years, we have completed acquisitions of several privately-held businesses, including closely-held entities. Prior to becoming part of our consolidated company, these businesses were not required to implement or maintain, and did not implement or maintain, the disclosure controls and procedures or internal controls over financial reporting that federal law requires of publicly-held companies such as ours. We are in the process of creating and implementing appropriate disclosure controls and procedures and internal controls over financial reporting at each of our recently acquired businesses. However, we have not yet completed this process and cannot assure you as to when the process will be complete.

In addition, during the fourth quarter of 2005, we failed to timely file a Current Report on Form 8-K relating to the issuance of shares of our common stock in connection with recent stock option and warrant exercises. The current report, which was due to be filed in November 2005, was filed in February 2006.

As a result of the issues described above, our management has concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective in enabling us to record, process, summarize and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial accounting officer, to allow timely decisions regarding required disclosure.

  (b).  Change in Internal Control Over Financial Reporting.

There were the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We continued the engagement of an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and testing internal controls.

•	In March 2005, we hired a certified public accountant as our financial reporting manager.

•	In July 2005, we hired a certified public accountant who has prior experience as a chief accounting officer of a publicly traded company to be our chief accounting officer.

•	During the year we started the implementation of new accounting software and as of December 31, 2005, all but one of our segments was utilizing the software.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the section entitled “Election of Directors” and “Executive Compensation and Other Matters” and other relevant portions of the definitive Proxy Statement (the “Proxy Statement”) on Schedule 14A to be filed by the registrant not later than 120 days following December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation and Other Matters” and other relevant portions of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Management and Certain Beneficial Owners” and other relevant portions of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” and other relevant portions of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section entitled “Corporate Governance” and other relevant portions of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(3) Exhibits

The exhibits listed on the Exhibit index located on page 91 of this Annual report are filed as part of this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2006.

/s/  MUNAWAR H. HIDAYATALLAH
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ MUNAWAR H. HIDAYATALLAH Munawar H. Hidayatallah	Chairman and Chief Executive Officer (Principle Executive Officer)	March 22, 2006

/s/ VICTOR M. PEREZ Victor M. Perez	Chief Financial Officer (Principal Financial Officer)	March 22, 2006

/s/ BRUCE SAUERS Bruce Sauers	Chief Accounting Officer (Principal Accounting Officer)	March 22, 2006

/s/ JENS H. MORTENSEN Jens H. Mortensen	Director	March 22, 2006

/s/ VICTOR F. GERMACK Victor F. Germack	Director	March 22, 2006

/s/ LEONARD TOBOROFF Leonard Toboroff	Director	March 22, 2006

/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 22, 2006

/s/ ROBERT E. NEDERLANDER Robert E. Nederlander	Director	March 22, 2006

/s/ JEFFREY R. FREEDMAN Jeffrey R. Freedman	Director	March 22, 2006

/s/ THOMAS E. KELLEY Thomas E. Kelley	Director	March 22, 2006

/s/ THOMAS O. WHITENER, JR. Thomas O. Whitener, Jr.	Director	March 22, 2006

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Allis-Chalmers Energy Inc.
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expense	Deductions	Period
	(In thousands)

Year Ended December 31, 2005:
Allowance for doubtful accounts	265	219	(101)	383
Deferred tax assets valuation allowance	30,367	—	(3,236)	27,131
Year Ended December 31, 2004:
Allowance for doubtful accounts	168	104	(7)	265
Deferred tax assets valuation allowance	38,475	—	(8,108)	30,367
Year Ended December 31, 2003:
Allowance for doubtful accounts	32	136	—	168
Deferred tax assets valuation allowance	37,533	942	—	38,475

EXHIBIT INDEX

Exhibit		Description

2.1		First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated September 14, 1988, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to Registrant’s Current Report on Form 8-K dated December 1, 1988).

2.2		Agreement and Plan of Merger dated as of May 9, 2001 by and among Registrant, Allis-Chalmers Acquisition Corp. and OilQuip Rentals, Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K filed May 15, 2001).

2.3		Stock Purchase Agreement dated February 1, 2002 by and between Registrant and Jens H. Mortensen, Jr. (incorporated by reference to Registrant’s Current Report on Form 8-K filed February 21, 2002).

2.4		Shareholders Agreement dated February 1, 2002 by and among Jens’ Oilfield Service, Inc., a Texas corporation, Jens H. Mortensen, Jr., and Registrant (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

2.5		Stock Purchase Agreement dated February 1, 2002 by and among Registrant, Energy Spectrum Partners LP, and Strata Directional Technology, Inc. (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

2.6		Joint Venture Agreement dated June 27, 2003 by and between Mountain Compressed Air, Inc. and M-I L.L.C. (incorporated by reference to Registrant’s Current Report on Form 8-K filed July 16, 2003).

3.1		Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2		Certificate of Designation, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock ($.01 Par Value) of Registrant (incorporated by reference to Registrant’s Current Report on Form 8-K filed February 21, 2002).

3.3		Amended and Restated By-laws of Registrant (incorporated by reference to Registrant’s Annual Report of Form 10-K for the year ended December 31, 2001).

3.4		Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2004 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.5		Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 5, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 11, 2005).

4.1		Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.2		Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.3		Option Agreement dated October 15, 2001 by and between Registrant and Leonard Toboroff (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.4		Warrant Purchase Agreement dated February 1, 2002 by and between Allis-Chalmers Corporation and Wells Fargo Energy Capital, Inc., including form of warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 21, 2002).

4	.5*	2003 Incentive Stock Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4	.6*	Form of Option Certificate issued pursuant to 2003 Incentive Stock Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit		Description

4.7		Form of warrant issued to Investors pursuant to Stock and Warrant Purchase Agreement dated April 2, 2004 by and among Registrant and Donald Engel, Christopher Engel The Engel Defined Benefit plan, RER Corp. and Leonard Toboroff (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.8		Registration Rights Agreement dated April 2, 2004 by and between Registrant and the Stockholder signatories thereto (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.9		Warrant dated May 19, 2004, issued to Jeffrey R. Freedman (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

4.10		Amendment to 2003 Stock Option Plan (incorporated by reference to Quarterly Report of Form 10-Q for the quarter ended September 30, 2005).

4.11		Indenture dated as of January 18, 2006 by and among Allis-Chalmers Energy Inc., the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2006).

4.12		Form of 9.0% Senior Note due 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 13, 2006).

9.1		Shareholders Agreement dated February 1, 2002 by and among Registrant and the stockholder and warrant holder signatories thereto (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1		Amended and Restated Retiree Health Trust Agreement dated September 14, 1988 by and between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.2		Amended and Restated Retiree Health Trust Agreement dated September 18, 1988 by and between Registrant and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.3		Reorganization Trust Agreement dated September 14, 1988 by and between Registrant and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.4		Product Liability Trust Agreement dated September 14, 1988 by and between Registrant and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10	.5*	Allis-Chalmers Savings Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10	.6*	Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.7		Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.8		Letter Agreement dated May 9, 2001 by and between Registrant and the Pension Benefit Guarantee Corporation (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002).

10.9		Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation and others (incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 15, 2002).

10	.10*	Option Agreement dated October 15, 2001 by and between Registrant and Leonard Toboroff (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit		Description

10	.11*	Employment Agreement dated July 1, 2003 by and between AirComp LLC and Terry Keane (incorporated by reference to Registrant’s Current Report on Form 8-K filed July 16, 2003).

10.12		Letter Agreement dated February 13, 2004 by and between Registrant and Morgan Joseph & Co., Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10	.13*	Employment Agreement dated as of April 1, 2004 between Registrant and Munawar H. Hidayatallah (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.14*	Employment Agreement dated as of April 1, 2004 between Registrant and David Wilde (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15		Fifth Amendment to Credit Agreement dated as of April 6, 2004 by and between Strata Directional Technology, Inc., and Wells Fargo Credit Inc. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16		Third Amendment to Credit Agreement dated as of April 6, 2004 by and between Jens’ Oilfield Service, Inc. and Wells Fargo Credit Inc. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17		Letter Agreement dated June 8, 2004 by and between the Registrant and Morgan Keegan & Company, Inc. (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10	.18*	Employment Agreement dated July 26, 2004 by and between the Registrant and Victor M. Perez (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.19		Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.20		Amendment to Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.21		Letter Agreement relating to Stock Purchase Agreement dated August 5, 2004 (incorporated by reference to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

10.22		Addendum to Stock Purchase Agreement dated September 24, 2004 (incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 30, 2004).

10	.23*	Employment Agreement dated October 11, 2004, between the Registrant and Theodore F. Pound III (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 15, 2004).

10.24		Asset Purchase Agreement dated November 10, 2004 by and among AirComp LLC, a Delaware limited liability company, Diamond Air Drilling Services, Inc., a Texas corporation, and Marquis Bit Co., L.L.C., a New Mexico limited liability company, Greg Hawley and Tammy Hawley, residents of Texas and Clay Wilson and Linda Wilson, residents of New Mexico (incorporated by reference to the Current Report on Form 8-K filed on November 15, 2004).

10.25		Amended and Restated Credit Agreement dated as of December 7, 2004, between AirComp LLC and Wells Fargo Bank, NA (incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 13, 2004).

10.26		Purchase Agreement and related Agreements by and among Allis-Chalmers Corporation, Chevron USA, Inc., Dale Redman and others dated December 10, 2004 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 16, 2004).

10.27		Stock Purchase Agreement dated April 1, 2005, by and among Allis-Chalmers Energy Inc., Thomas Whittington, Sr., Werlyn R. Bourgeois and SAM and D, LLC. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

10.28		Stock Purchase Agreement effective May 1, 2005, by and among Allis-Chalmers Energy Inc., Wesley J. Mahone, Mike T. Wilhite, Andrew D. Mills and Tim Williams (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 6, 2005).

Exhibit	Description

10.29	Purchase Agreement dated July 11, 2005 among Allis-Chalmers Energy Inc., Mountain Compressed Air, Inc. and M-I, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).

10.30	Asset Purchase Agreement dated July 11, 2005 between AirComp LLC, W.T. Enterprises, Inc. and William M. Watts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).

10.31	First Amendment to Stockholder Agreement by and among Allis-Chalmers Energy Inc. and the Stockholders named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2005).

10.32	Asset Purchase Agreement by and between Patterson Services, Inc. and Allis-Chalmers Tubular Services, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 8, 2005).

10.33	Stock Purchase Agreement dated as of December 20, 2005 between Allis-Chalmers Energy Inc. and Joe Van Matre.

10.34	Purchase Agreement dated as of January 12, 2006 by and among Allis-Chalmers Energy Inc, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

10.35	Registration Rights Agreement dated as of January 18, 2006 by and among Allis-Chalmers Energy Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

10.36	Amended and Restated Credit Agreement dated as of January 18, 2006 by and among Allis-Chalmers Energy Inc., as borrower, Royal bank of Canada, as administrative agent and Collateral Agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

14.1	Code of Ethics (incorporated by reference to the Form 8-K filed on December 1, 2004).

16.1	Letter from Gordon Hughes & Banks LLP dated October 5, 2004, to the Securities and Exchange Commission (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 6, 2004).

21.1	Subsidiaries of Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement