Form 10-K/A
period 2005-12-31
Allis Chalmers Energy Inc.
filed 2006-05-01
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

As of April 28, 2006 there were 17,350,615 shares of common stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A-1 is being filed by Allis-Chalmers Energy Inc. to provide the disclosures required under Part III of Form 10-K, since our definitive proxy statement for our 2006 annual meeting of stockholders will not be filed with the Securities and Exchange Commission, or SEC, within 120 days following December 31, 2005.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Form 10-K/A-1 under Item 15 of Part IV.

For purposes of this Form 10-K/A-1, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed on March 22, 2006, that is affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A-1 to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.

As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

2005 FORM 10-K/A-1 CONTENTS

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Board of Directors

The following individuals serve on our board of directors for a term of one year and until their successors are elected and take office:

Name	Age	Committee		Director Since

Jeffrey R. Freedman	58			January 2005
Victor F. Germack	66	(1)		January 2005
Munawar H. Hidayatallah	61			May 2001
Thomas E. Kelly	50	(2)		January 2005
John E. McConnaughy, Jr.	76	(1)		May 2004
Jens H. Mortensen, Jr.	52			February 2003
Robert E. Nederlander	72	(1	)(3)	May 1989
Leonard Toboroff	73			May 1989
Thomas O. Whitener, Jr.	58	(2	)(3)	February 2002

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating Committee.

Jeffrey R. Freedman was appointed to our board of directors in January 2005. Mr. Freedman served as our Executive Vice President — Corporate Development from January 2002 to November 2002. Since January 2003, Mr. Freedman has been involved in real estate development in South Florida. From 1994 through March 2002, Mr. Freedman was Managing Director — Oil Services and Equipment for Prudential Securities with responsibilities for institutional equity research of oilfield services and contract drilling companies in the U.S. public markets. Mr. Freedman has been involved and held various positions with major institutional brokerage firms in equity research relating to the oil service sector over the last 20 years.

Victor F. Germack was appointed to our board of directors in January 2005. Mr. Germack has served since 1980 as President of Heritage Capital Corp., a company engaged in investment banking services. In addition, Mr. Germack formed, and since 2002 has been President of, RateFinancials Inc., a company that rates and ranks the financial reporting of U.S. public companies.

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

Thomas E. Kelly was appointed to our board of directors in January 2005. Mr. Kelly was an owner and founder of Downhole Injection Systems, LLC (formerly known as Downhole Injection Services, Inc.), which we purchased in December 2004. Since 1997, Mr. Kelly has been the Chairman and CEO of United Fuel & Energy Corp., a provider of fuel, lubricants and services in the Permian Basin of West Texas. Mr. Kelly is also a director of BPZ Energy, a Houston based exploration and production company with properties in Peru and Ecuador, and was Chief Executive Officer of BPZ Energy from September 2004 until May 2005. Mr. Kelly has been involved in oil and natural gas exploration projects since 1981, including Baytech, Inc., which he co-founded in 1981 and was involved in until it was sold in 2002. Mr. Kelly currently serves on the board of directors of BPZ Energy.

John E. McConnaughy, Jr. was appointed to our board of directors in May 2004. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy currently serves on the boards of Wave Systems Corp., Consumer Portfolio Services, Inc., Overhill Farms, Inc., Levcor International, Inc. and Positron Corporation. He also serves as Chairman of the Board of Trustees of the Strang Cancer Prevention Center and as Chairman Emeritus for the Harlem School of the Arts.

Jens H. Mortensen, Jr. has served as our director since November 2002 and as Vice-Chairman since February 2005 and served as our President and Chief Operating Officer from February 2003 through February 2005. Mr. Mortensen founded Allis-Chalmers Tubular Services, Inc., formerly known as Jens’ Oilfield Service, Inc., one of our subsidiaries, in 1982 after having spent eight years in operations and sales positions with a South Texas casing crew operator. Mr. Mortensen’s experience includes extensive knowledge of specialized equipment utilized to install the various strings of casing required to drill and complete oil and natural gas wells.

Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the board of directors from May 1989 to 1993, and as our Vice Chairman of the board of directors from 1993 to 1996. Mr. Nederlander has been a Director of Cendant Corp. since December 1997 and Chairman of the Corporate Governance Committee of Cendant Corp. since 2002. Mr. Nederlander was a director of HFS, Inc. from July 1995 to December 1997. Since November 1981, Mr. Nederlander has been President and/or Director of the Nederlander Organization, Inc., owner and operator of legitimate theaters in New York City. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside New York City. Mr. Nederlander was Chairman of the board of directors of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 to September 2003 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. Mr. Nederlander has been a limited partner and a director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985. In addition, from January 1988 to January 2002, Mr. Nederlander was Chairman of the Board and Chief Executive Officer of Mego Financial Corp., doing business as Leisure Industries Corporation of America, which filed a voluntary petition under Chapter 11 of the U.S. federal bankruptcy code in July 2003.

Leonard Toboroff has served as our director and Vice Chairman of the board of directors since May 1989 and served as our Executive Vice President from May 1989 until February 2002. Mr. Toboroff served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 through October 2003, and he is also a director of Engex Corp. Mr. Toboroff is currently a managing (executive) director of Corinthian Capital, a private equity firm. Mr. Toboroff has been a practicing attorney continuously since 1961.

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

Board of Directors; Committees

Our board currently has nine members who serve for a term of one year or until their successors are elected and take office. Our board of directors currently has three standing committees: the Audit Committee, the Nominating Committee and the Compensation Committee.

Audit Committee

Our Audit Committee consists of three directors, Mr. McConnaughy and Mr. Germack, who serve as Co-Chairmen, and Mr. Nederlander. All of our Audit Committee members are “independent” under the applicable American Stock Exchange and SEC rules regarding audit committee membership. Our board of directors has determined that Mr. Germack qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee. We pay Mr. Germack an additional $30,000 per year for serving as our audit committee financial expert.

The Audit Committee assists our board of directors in fulfilling its oversight responsibility by overseeing and evaluating (i) the conduct of our accounting and financial reporting process and the integrity of the financial statements that will be provided to stockholders and others; (ii) the functioning of our systems of internal accounting and financial controls; and (iii) the engagement, compensation, performance, qualifications and independence of our independent auditors. Our board of directors adopted a written Audit Committee charter in March 2002, which was amended in May 2004. The charter is reviewed annually and revised as appropriate. A copy of the Audit Committee charter is available on our website (www.alchenergy.com).

The independent auditors have unrestricted access and report directly to the Audit Committee. The Audit Committee meets privately with, and has unrestricted access to, the independent auditors and all of our personnel. The Audit Committee has selected UHY Mann Frankfort Stein & Lipp CPAs, LLP as our independent auditors for the fiscal years ended December 31, 2005 and 2006.

The Audit Committee held 6 meetings during 2005.

Compensation Committee

The Compensation Committee consists of two independent, non-employee directors, Thomas E. Kelly and Thomas O. Whitener, Jr. The Compensation Committee formulates and oversees the execution of our compensation strategies, including by making recommendations to our board of directors with respect to compensation arrangements for senior management, directors and other key employees. The Compensation Committee also administers our 2003 Incentive Stock Plan. Our board of directors has adopted a charter for the Compensation Committee, a copy of which is available on our website (www.alchenergy.com).

Nominating Committee

The Nominating Committee of our board of directors was established in January 2005 to select nominees for the board of directors. The Nominating Committee consists of Mr. Nederlander, as Chairman, and Mr. Whitener, both of whom are independent as defined for such purpose by the American Stock Exchange. We have no formal procedure pursuant to which stockholders may recommend nominees to our board of directors or Nominating Committee, and the board of directors believes that the lack of a formal procedure will not hinder the consideration of qualified nominees. The Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for directors. Candidates may come to the attention of the Nominating Committee through current board members, stockholders and other persons. Our board of directors has adopted a charter for the Nominating Committee, a copy of which is available on our website (www.alchenergy.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more of any class of our stock, which we refer to as reporting persons, are required from time to time to file with the SEC and the American Stock Exchange reports of ownership and changes of ownership. Reporting persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms and written representations received from reporting persons by us with respect to the fiscal year ended December 31, 2005, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders have been met, except as follows:

				Known
		Number of		Failures to
	Number	Transactions		File a
	of Late	Not Timely		Required
Name	Reports	Reported	Description of Late Reports	Form

David K. Bryan	2	2	(1) Form 3 reflecting Mr. Bryan’s appointment as an officer of our company; and	—
			(2) Form 4 reflecting the grant of stock options to Mr. Bryan in May 2005.
Alya H. Hidayatallah	1	1	(1) Form 4 reflecting the grant of stock options to Ms. Hidayatallah in December 2005.	—
Munawar H. Hidayatallah	1	1	(1) Form 4 reflecting the grant of stock options to Mr. Hidayatallah in December 2005.	—
Terrence P. Keane	2	2	(1) Form 4 reflecting the grant of stock options to Mr. Keane in May 2005; and	—
			(2) Form 4 reflecting the grant of stock options to Mr. Keane in December 2005.
Victor M. Perez	1	1	(1) Form 4 reflecting the grant of stock options to Mr. Perez in December 2005.	—
Theodore F. Pound III	1	1	(1) Form 4 reflecting the grant of stock options to Mr. Pound in December 2005.	—
Bruce Sauers	1	1	(1) Form 4 reflecting the grant of stock options to Mr. Sauers in December 2005.	—
David Wilde	1	1	(1) Form 4 reflecting the grant of stock options to Mr. Wilde in December 2005.	—

Code of Ethics

We have adopted a Code of Ethics applicable to all of our executive officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. The purpose of the Code of Ethics is: (i) to deter wrongdoing; (ii) to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) to promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC or otherwise communicate to the public; (iv) to promote compliance with applicable governmental laws, rules and regulations; (v) to promote prompt internal reporting of violations of the code to an appropriate person; and (vi) to promote accountability for adherence to the code.

We will provide a copy of the Code of Ethics without charge to any person upon request. Requests may be made to our chief financial officer in writing to our address shown on the first page of this report or by calling (713) 369-0550. A copy of the Code of Ethics is also available on our website (www.alchenergy.com).

Information Regarding Executive Officers

The names of our executive officers and certain information about them are set forth below:

Name	Age	Position

Munawar H. Hidayatallah	61	Chairman and Chief Executive Officer
David Wilde	51	President and Chief Operating Officer
Victor M. Perez	53	Chief Financial Officer
Theodore F. Pound III	51	General Counsel and Secretary
Bruce Sauers	42	Vice President and Corporate Controller
Alya H. Hidayatallah	30	Vice President — Planning and Development
David K. Bryan	48	President and Chief Operating Officer of Strata Directional Technology, Inc.
Steve Collins	54	President of Allis-Chalmers Production Services, Inc.
James Davey	52	President of Allis-Chalmers Rental Tools Inc.
Gary Edwards	54	President of Allis-Chalmers Tubular Services Inc.
Terrence P. Keane	53	President and Chief Executive Officer of AirComp L.L.C.

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

David Wilde became our President and Chief Operating Officer in February 2005. Mr. Wilde was President and Chief Executive Officer of Strata Directional Technology, Inc., or Strata, from October 2003 through February 2005 and served as Strata’s President and Chief Operating Officer from July 2003 until October 2003. From February 2002 until July 2003, Mr. Wilde was our Executive Vice President of Sales and Marketing. From May 1999 until February 2002, Mr. Wilde served as Sales and Operations Manager at Strata. Mr. Wilde has more than 30 years’ experience in the directional drilling and rental tool sectors of the oilfield services industry.

Victor M. Perez became our Chief Financial Officer in August 2004. From July 2003 to July 2004, Mr. Perez was a private consultant engaged in corporate and international finance advisory. From February 1995 to June 2003, Mr. Perez was Vice President and Chief Financial Officer of Trico Marine Services, Inc., a marine transportation company serving the offshore energy industry. Trico Marine Services, Inc. filed a petition under the federal bankruptcy laws in December 2004. Mr. Perez was Vice President of Corporate Finance with Offshore Pipelines, Inc., an oilfield marine construction company, from October 1990 to January 1995, when that company merged with a subsidiary of McDermott International. Mr. Perez also has 15 years of experience in international energy banking. Mr. Perez is a director of Safeguard Security Holdings.

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

Steven Collins has served as President of Allis-Chalmers Production Services, Inc., or Production Services, since December 2005. Mr. Collins was our corporate Vice President of Sales and Marketing from June 2005 to December 2005. From 2002 to 2005, Mr. Collins served as Sales Manager of Well Testing and Corporate Strategic Accounts Manager for TETRA Technologies. From 1997 to 2002, Mr. Collins was in sales for Production Well Testers. Mr. Collins has over 25 years experience in various sales and management positions in the oilfield services industry.

James Davey has served as President of Allis-Chalmers Rental Tools Inc., or Rental Tools, since April 2005. Mr. Davey was President of Safco Oilfield Products from September 2004 through 2005 and served as our Executive Vice President of Business Development and Acquisitions in October 2003 until 2004. Prior to joining us, Mr. Davey had been employed with CooperCameron for 28 years in various positions.

Gary Edwards has served as President of Allis-Chalmers Tubular Services Inc., or Tubular Services, since December 2005 after serving as Executive Vice President of Tubular Services since September 2005. From April 1997 to September 2005, Mr. Edwards served as Operations Manager for International Hammer/Spindletop Tubular Services, a division of Patterson Services, Inc. Mr. Edwards has been in the casing and tubing industry for the past 29 years.

Terrence P. Keane has served as President and Chief Executive Officer of our AirComp L.L.C. subsidiary since its formation on July 1, 2003, and served as a consultant to M-I, LLC in the area of compressed air drilling from July 2002 until June 2003. From March 1999 until June 2002, Mr. Keane served as Vice President and General Manager — Exploration, Production and Processing Services for Gas Technology Institute where Mr. Keane was responsible for all sales, marketing, operations and research and development of the exploration, production and processing business unit. For more than ten years prior to joining the Gas Technology Institute, Mr. Keane had various positions with Smith International, Inc., Houston, Texas, most recently in the position of Vice President Worldwide Operations and Sales for Smith Tool.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or awarded by us in 2005, 2004 and 2003 to (i) our Chief Executive Officer and (ii) our four other most highly compensated executive officers as of December 31, 2005. In this report, we refer to the individuals described in the immediately preceding sentence as our named executive officers.

Summary Compensation Table

						Long Term
						Compensation
	Annual Compensation					Awards
		Salary	Bonus		Other Annual	Securities Underlying
Name and Principal Position	Year	($)	($)		Compensation(1)	Options/SARs (#)

Munawar H. Hidayatallah,	2005	395,833	200,000		3,000	725,000
Chairman & Chief Executive Officer	2004	337,500	580,000	(2)(3)	3,375	—
	2003	300,000 (4)	81,775	(3)	3,000	400,000
David Wilde,	2005	299,004	100,000		2,340	290,000
President and Chief Operating	2004	209,964	275,000	(6)	1,672	110,000
Officer(5)	2003	137,500	75,445	(7)	1,876	100,000
Victor M. Perez,	2005	240,000	60,000		600	45,000
Chief Financial Officer(8)	2004	105,000	5,500		2,500	55,000
Terrence P. Keane,	2005	164,000	82,000	(10)	1,640	50,000
Divisional President and Chief	2004	146,308	51,650	(11)	—	—
Executive Officer of AirComp(9)	2003	68,440	—		—	—
David Bryan,	2005	176,917	150,000	(13)	1,849	40,000
President and Chief Operating Officer	2004	156,050	100,000	(14)	1,800	—
of Strata(12)	2003	140,000	14,000	(15)	4,050	30,000

(1)	Represents contributions to 401(k) plans. We match contributions made by all employees up to a maximum 1% of each employee’s salary.

(2)	Of this amount $175,000 was paid in 2005.

(3)	The bonus awarded to Mr. Hidayatallah for fiscal year 2003 was determined pursuant to his 2001 employment agreement, based on acquisitions completed for fiscal year 2003, and the bonus for fiscal year 2004 was based on Mr. Hidayatallah’s attaining certain strategic objectives set forth in his 2004 employment agreement (see “— Employment Agreements with Management” below).

(4)	Of this amount, $60,000 was deferred and paid during 2004.

(5)	Mr. Wilde was President and Chief Executive Officer of Strata, one of our subsidiaries, until February 2005, when he was named as our President and Chief Operating Officer.

(6)	Of this amount, $62,500 was paid in 2005.

(7)	Of this amount, $30,000 was paid in 2004.

(8)	Mr. Perez became our Chief Financial Officer in August 2004.

(9)	Mr. Keane serves as the President and Chief Executive Officer of AirComp, one of our subsidiaries and, as such, is considered an executive officer.

(10)	Of this amount, $82,000 was paid in 2006.

(11)	Of this amount, $16,150 was paid in 2005.

(12)	Mr. Bryan serves as the President and Chief Operating Officer of Strata and, as such, is considered an executive officer.

(13)	Of this amount, $20,794 was paid in 2006.

(14)	Of this amount, $31,250 was paid in 2005.

(15)	Of this amount, $14,000 was paid in 2004.

Option Grants In Last Fiscal Year

The following table provides information concerning stock options granted to our named executive officers during 2005. All the grants were options to purchase shares of common stock and were made under our 2003 Incentive Stock Plan. No stock appreciation rights were granted during 2005.

	Individual Grants				Potential Realized
	Number of	% of Total			Value at Assumed Annual
	Securities	Options/SARs	Exercise		Rates of Stock Price
	Underlying	Granted to	Price		Appreciation for Option
	Options/SARs	Employees	per Share	Expiration	Terms(3)
Name	Granted(1)	in 2005	($/Sh)(2)	Date	5% ($)	10% ($)

Munawar H. Hidayatallah	125,000	7.47%	$10.85	12/16/2015	$852,938	$2,161,513
	600,000	35.86%	$3.86	2/02/2015	$1,456,520	$3,691,108
David Wilde	90,000	5.38%	$10.85	12/16/2015	$614,116	$1,556,290
	200,000	11.95%	$3.86	2/02/2015	$485,507	$1,230,369
Victor M. Perez	45,000	2.69%	$10.85	12/16/2015	$307,058	$778,145
Terrence P. Keane	25,000	1.49%	$4.87	5/25/2015	$76,568	$194,038
	25,000	1.49%	$10.85	12/16/2015	$170,588	$432,303
David Bryan	20,000	1.20%	$3.86	2/02/2015	$48,551	$123,037
	20,000	1.20%	$4.87	5/25/2015	$61,254	$155,231

(1)	All options were granted under our 2003 Incentive Stock Plan. All options granted by us to date vest and become exercisable in three equal installments, one of which vested upon the grant of the options and one of which will vest upon each of the first and second anniversaries of the date of grant of option, provided that all options will become fully exercisable upon the occurrence of a change of control (as defined in the 2003 Incentive Stock Plan).

(2)	The exercise price for these options is equal to the fair market value of the common stock on the date of grant. The exercise price may be paid in cash or in shares of common stock valued at the fair market value on the exercise date.

(3)	The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the SEC and do not represent our estimate or projection of the future trading prices of our common stock. The calculations assume annual compounding and continued retention of the options or the underlying common stock by the optionee for the full option term of ten years. Unless the market price of the common stock actually appreciates over the option term, no value will be realized by the optionee from these option grants. Actual gains, if any, on stock option exercises are dependent on numerous factors, including, without limitation, our future performance, overall business and market conditions, and the optionee’s continued employment with us throughout the entire vesting period and option term, which factors are not reflected in this table.

Option Exercises and Year-End Option Values

The following table sets forth, with respect to our named executive officers, the number of options exercised during 2005, the value of unexercised options held at December 31, 2005, and the value of all options held by such persons on December 31, 2005, based upon the closing price of our common stock on such date.

Aggregated Option/ SAR Exercises In Last Fiscal Year
and FY-End Option/ SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARs		Options/SARs
	Shares	Value Realized	at Fiscal Year-End (#)		at Fiscal Year-End ($)(1)
Name	Acquired (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Munawar H. Hidayatallah	—	—	841,667	283,333	7,399,501	1,856,995
David Wilde	—	—	336,666	163,334	2,727,395	950,605
Victor M. Perez	—	—	51,667	48,333	303,703	188,297
Terrence P. Keane	—	—	16,666	33,334	76,830	153,620
David Bryan	—	—	50,000	20,000	457,066	158,734

(1)	Based on a value of $12.47 per share, the closing price per share on the American Stock Exchange on December 31, 2005, less the exercise price.

Employment Agreements With Management

We have entered into written employment agreements with our executive officers as described below. Each employment agreement (other than the agreement of Mr. Keane, which is described below) provides that if the executive officer’s employment is terminated by us for any reason other than “cause,” as defined in the employment agreement, or death or disability, or if the executive officer is “Constructively Terminated,” as defined in the agreement (which definition includes a change in control of us if the executive officer does not continue employment with us or our successor), then he is entitled to receive his then current salary for the entire term of his contract, reduced by any amounts he earns for services during the severance period.

Munawar H. Hidayatallah serves as our Chairman and Chief Executive Officer pursuant to the terms of a three-year employment agreement dated as of April 1, 2004. Under the terms of the employment agreement, Mr. Hidayatallah receives an annual base salary of $400,000 subject to annual increase in the discretion of the board of directors. In addition, Mr. Hidayatallah is entitled to receive a bonus in an amount equal to 100% of his base salary if he meets certain strategic objectives specified in the agreement, and if he meets some but not all of such objectives may be granted a bonus as determined by the Compensation Committee of the board of directors. Mr. Hidayatallah received a signing bonus of $230,000 but will be required to return a pro rata portion of such bonus if his employment is terminated for any reason prior to April 1, 2007. Pursuant to the agreement, we also maintain a term life insurance policy in the amount of $2,500,000 the proceeds of which would be used to repurchase shares of our common stock from Mr. Hidayatallah’s estate in the event of his death. The number of shares purchased would be determined based upon the fair market value of our common stock, as determined by a third party experienced in valuations of this type, appointed by us.

David Wilde serves as President and Chief Operating Officer pursuant to the terms of a three-year employment agreement dated as of April 1, 2004. Under the terms of the employment agreement, Mr. Wilde receives an annual base salary of $300,000 subject to annual review and potentially an increase by our board of directors, and Mr. Wilde is entitled to receive a bonus in an amount equal to up to 100% of his base salary, 50% of which is based on meeting quarterly and annual operating income targets. The bonus calculation is subject to adjustment in subsequent years.

Victor M. Perez serves as our Chief Financial Officer pursuant to the terms of a three-year employment agreement dated as of July 26, 2004. Under the terms of the employment agreement, Mr. Perez receives an annual base salary of $240,000 subject to annual review and potentially an increase by our board of directors. In addition, Mr. Perez is entitled to receive a bonus in an amount equal to up to 50% of his base salary if he meets certain strategic objectives specified in his employment agreement.

Terrence P. Keane, President and Chief Executive Officer of our subsidiary AirComp L.L.C., a Delaware limited liability company, is employed pursuant to an employment agreement dated July 1, 2003, which has a term of four years. Under the terms of this agreement, Mr. Keane is entitled to base salary of $164,000 and to a bonus of up to 90% of his base salary based upon AirComp meeting earnings targets established by AirComp’s Management Committee. If Mr. Keane’s employment is terminated by AirComp without cause or by Mr. Keane for good reason (as such terms are defined in the agreement), Mr. Keane will be entitled to receive his accrued bonus, if any, and to continue to receive salary and medical benefits for a period of six months. In addition, if a change in control (as defined in the agreement) occurs with respect to AirComp, and Mr. Keane does not accept employment with AirComp’s successor, then Mr. Keane will be entitled to receive his accrued bonus, if any, to continue to receive salary for a period of 24 months, and to continue to receive medical benefits for a period of 12 months.

David Bryan was appointed as the President and Chief Operating Officer of Strata in February 2005 pursuant to the terms of a three-year employment agreement dated as of April 1, 2004. Under the terms of the employment agreement, Mr. Bryan receives an annual base salary of $175,000 subject to annual review and potentially an increase by our board of directors. In addition, Mr. Bryan is entitled to receive a bonus based on Strata’s earnings before taxes, interest and depreciation provided that Strata met designated minimum earnings targets and provided further that such bonus shall not exceed 100% of Mr. Bryan’s base salary. The bonus calculation is subject to adjustment in subsequent years.

Board Compensation

Our policy is to pay our independent directors a fee of $5,000 per quarter beginning in 2005. Messrs. Hidayatallah, Mortensen and Toboroff are not deemed independent for this purpose. Each independent director serving on a committee of the board of directors will receive $1,250 quarterly for service on such committee and each independent director serving as chairman of a committee of the board of directors will receive an additional $1,250 per quarter for acting as chairman of such committee. In addition, our “audit committee financial expert” receives $7,500 on a quarterly basis. In 2004 we did not pay directors any compensation for their services as directors. Directors are also compensated for out-of-pocket travel expenses.

In April 2004, we entered into an oral consulting agreement with Mr. Toboroff pursuant to which we paid him $10,000 per month during the 2005 fiscal year to advise us regarding financing and acquisition opportunities. Effective as of the first quarter of 2006, we pay Mr. Toboroff $12,000 per month pursuant to the agreement.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board currently consists of Messrs. Kelly and Whitener. Neither of these individuals has been our officer or employee at any time. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than our subsidiaries) that has or has had one or more executive officers serving as a member of our board or our Compensation Committee.

Mr. Whitener is a principal of Energy Spectrum, from whom we acquired Strata in February 2002. On April 2, 2004, Energy Spectrum converted all of its Series A Preferred Stock, including accrued dividend rights, into 1,718,090 shares of common stock and has subsequently sold such common stock.

Mr. Kelly was an owner and founder of Downhole Injection Systems, LLC, which we purchased in December 2004. Mr. Kelly received 117,138 shares of our common stock and $306,800 for his interest in Downhole Injection Systems, LLC. Mr. Kelly subsequently sold all but 14,201 of his shares in August of 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of outstanding shares of our common stock as of April 28, 2006 for:

•	our named executive officers;

•	each of our other directors;

•	all of our directors and executive officers as a group; and

•	each other person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

		Beneficial
	Number of Shares	Ownership
Name and Address	Beneficially Owned	Percentage

Named Executive Officers:
Munawar H. Hidayatallah(1)	1,686,666	9.3
David Wilde(2)	341,666	1.9
Victor M. Perez(3)	51,667	*
Terence P. Keane(4)	25,000	*
David Bryan(5)	68,666	*
Directors:
Jens H. Mortensen, Jr.(6)	1,600,591	9.2
John E. McConnaughy, Jr.(7)	100,000	*
Victor F. Germack(8)	—	—
Thomas E. Kelly(9)	14,201	*
Thomas O. Whitener, Jr.(10)	—	—
Robert E. Nederlander(11)	717,594	4.1
Jeffrey R. Freedman(12)	119,000	*
Leonard Toboroff(13)	695,594	4.0
All directors and executive officers as a group (19 persons)	5,543,976	28.8
Other 5% Holders:
Palo Alto Investors(14)	2,208,767	12.7
Steve Emerson(15)	1,065,900	6.3

*	Less than one percent.

(1)	Mr. Hidayatallah is the trustee of the Hidayatallah Family Trust, which is the record owner of 845,000 shares of our common stock, and Mr. Hidayatallah holds options to purchase 1,125,000 shares of common stock, of which options to purchase 841,666 shares are exercisable within 60 days. Mr. Hidayatallah’s address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(2)	Includes (a) 5,000 shares of common stock owned of record by Mr. Wilde and (b) options to purchase 500,000 shares of common stock, of which 336,666 are exercisable within 60 days. Mr. Wilde’s address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(3)	Includes options to purchase 100,000 shares of common stock, of which 51,667 are exercisable within 60 days. Mr. Perez’s address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(4)	Includes options to purchase 50,000 shares of common stock, of which 25,000 are exercisable within 60 days. Mr. Keane’s address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(5)	Includes (a) 12,000 shares of common stock owned of record by Mr. Bryan and (b) options to purchase 70,000 shares of common stock, of which 56,666 are exercisable within 60 days. Mr. Bryan’s address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(6)	Includes (a) 1,500,591 shares of common stock owned of record by Mr. Mortensen and (b) options to purchase 100,000 shares of common stock, all of which are exercisable within 60 days. Mr. Mortensen’s address is 5075 Westheimer, Suite 890, Houston, TX 77056.

(7)	Mr. McConnaughy’s address is 2 Parklands Drive, Darien, CT 06820.

(8)	Mr. Germack’s address is 845 3rd Avenue, Suite 1410, New York, NY 10022.

(9)	Mr. Kelly’s address is 450 North Marienfield, Suite 200, Midland, TX 79701.

(10)	Mr. Whitener’s address is 5956 Sherry Lane, Suite 900, Dallas, TX 75225.

(11)	Includes (a) 715,594 shares of common stock owned directly by Mr. Nederlander or by RER Corp. or QEN Corp., corporations controlled by Mr. Nederlander, and (b) currently exercisable options to purchase 2,000 shares of common stock owned directly by Mr. Nederlander or RER Corp. Mr. Nederlander’s address is 1450 Broadway, Suite 2001, New York, NY 10018.

(12)	Mr. Freedman’s address is 123 Via Verde Way, Palm Beach, FL 33418.

(13)	Includes (a) 595,194 shares of common stock owned directly by Mr. Toboroff or Lenny Corp., a corporation wholly-owned by Mr. Toboroff, and (b) currently exercisable options to purchase 100,400 shares of common stock owned directly by Mr. Toboroff. Mr. Toboroff’s address is 1450 Broadway, Suite 2001, New York, NY 10018.

(14)	Owned collectively by Micro Cap Partners, L.P., UBTI Free, L.P. and Palo Alto Global Energy Fund, L.P. Palo Alto Investors, LLC acts as the general partner of Micro Cap Partners, L.P., UBTI Free, L.P. and Palo Alto Global Energy Fund, L.P. Palo Alto Investors, Inc. is the manager of Palo Alto Investors, LLC, and William L. Edwards is the President of Palo Alto Investors, Inc. Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William L. Edwards each have investment and voting authority with respect to the shares owned by this stockholder. The business address for each of these persons is 470 University Avenue, Palo Alto, CA 94301.

(15)	Consists of certain shares owned by J. Steven Emerson IRA RO II, Bear Stearns Securities Corporation, Custodian, J. Steven Emerson Roth IRA, Bear Stearns Securities Corporation, Custodian, and Emerson Partners, respectively. J. Steven Emerson has investment and voting authority with respect to the shares owned by J. Steven Emerson IRA RO II, Bear Stearns Securities Corporation, Custodian, J. Steven Emerson Roth IRA, Bear Stearns Securities Corporation, Custodian and Emerson Partners, Bear Stearns Securities Corporation, Custodian. Mr. Emerson’s business address is 1522 Ensley Avenue, Los Angeles, CA 90024.

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

On May 31, 2001, our Board granted to one of our directors, Leonard Toboroff, an option to purchase 100,000 shares of common stock at $2.50 per share, expiring in October 2011. The option was granted for services provided by Mr. Toboroff to OilQuip prior to our merger with OilQuip Rentals, Inc., including providing financial advisory services, assisting in OilQuip’s capital structure and assisting OilQuip in finding strategic acquisition opportunities. As of December 31, 2005, none of these options have been exercised.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2005, we entered into a lease of a yard in Buffalo, Texas which is part owned by our Chief Operating Officer, David Wilde. The monthly rent is $3,500. In September of 2005, we entered into a four year lease for a yard in Kilgore, Texas for $4,300 per month and a four-year lease for a yard in Corpus Christi, Texas for $3,500 per month with Gary Edwards, the President of Allis-Chalmers Tubular Services, Inc.

Alya H. Hidayatallah, the daughter of our Chairman and Chief Executive Officer, Munawar H. Hidayatallah, has served as our Vice President — Planning and Development since April 2005. In 2005, we paid Ms. Hidayatallah a salary at a rate of $80,000 per annum.

In April 2004, we entered into an oral consulting agreement with Leonard Toboroff pursuant to which we paid him $10,000 per month during the 2005 fiscal year to advise us regarding financing and acquisition opportunities. Effective as of the first quarter of 2006, we pay Mr. Toboroff $12,000 per month pursuant to the agreement.

As of December 31, 2005, Jens Mortensen, one of our directors, was the holder of a subordinated note payable (having a stated principal amount of $4.0 million and an annual interest rate of 7.5%), which we issued to him in connection with our acquisition of Tubular Services (of which Mr. Mortensen is a former equity holder). As of December 31, 2005, we owed Mr. Mortensen $3.0 million in principal and $60,000 in accrued interest on the subordinated note, all of which we paid in January 2006. We also owe Mr. Mortensen $267,000 under the terms of a non-compete agreement. During the year ended December 31, 2005, we paid $247,000 to Mr. Mortensen under the terms of this non-compete agreement. We also leased a yard from Mr. Mortensen on a monthly basis and paid rent of $16,800 during the year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees we paid to our independent accountant, UHY Mann Frankfort Stein & Lipp CPAs LLP, for services rendered during the years ended December 31, 2005 and 2004 and to Gordon, Hughes & Banks, LLP, for services rendered during the year ended December 31, 2004.

Description of Fees To:

UHY Mann Frankfort Stein & Lipp CPAs LLP	2005	2004

Audit fees(1)	$325,542	$210,453
Audit related fees(2)	$307,070	$—
Tax fees(3)	$88,273	$15,028
All other fees(4)	$121,755	$14,000

Gordon Hughes & Banks, LLP

Audit fees(1)	$—	$—
Audit related fees(2)	$—	$—
Tax fees(3)	$—	$—
All other fees(4)	$59,216	$58,754

(1)	Includes fees paid for audit of our annual financial statements and reviews of the related quarterly financial statements. 100% of these fees were pre-approved by our Audit Committee.

(2)	Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees”. These services include issuance of consents and other accounting and reporting consultations. 100% of these fees were pre-approved by our Audit Committee.

(3)	Includes tax planning and tax return preparation fees. These services and fees were not pre-approved by our Audit Committee.

(4)	Includes fees related to the review and issuance of consents related to our registration statements on Form S-1 and other SEC filings. These services and fees were not pre-approved by our Audit Committee.

Pre-approval Policies and Procedures

We adopted a policy that the Audit Committee must approve in advance all audit and audit related services provided by our independent accountants. All of the audit and audit related services provided to us in 2005 and 2004 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the Exhibit Index set forth immediately following the signature page of this Annual Report on Form 10-K/A-1 are filed as part of this Form 10-K/A-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2006.

/s/  MUNAWAR H. HIDAYATALLAH
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.