Form 10-K/A
period 2005-12-31
Allis Chalmers Energy Inc.
filed 2006-07-24
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

At June 1, 2006 there were 18,492,760 shares of common stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A-2 is being filed by Allis-Chalmers Energy Inc. to provide additional accounting disclosures under Item 8 and to correct the issued and expiration dates of certain warrants previously disclosed under Item 5.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Form 10-K/A-2 under Item 15 of Part IV.

For purposes of this Form 10-K/A-2, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed on March 22, 2006, that is affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A-2 to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.

As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

2005 FORM 10-K/A-2 CONTENTS

i

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

In February 2002, we issued warrants to purchase 233,000 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 67,000 shares of our common stock at an exercise price of $5.00 per share in connection with a subordinated debt financing. The warrants to purchase 233,000 shares were redeemed during December 2004 for $1.5 million. The remaining 67,000 warrants are currently outstanding and expire in February 2012.

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

Revenue Recognition

We provide rental equipment and drilling services to our customers at per day and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. Payments from customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as revenues. We recognized revenue from damaged or lost-in-hole equipment of $970,000, $41,000 and $252,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition In Financial Statements (“SAB No. 104”), provides guidance on the SEC staff’s views on the application of generally accepted accounting principles to selected revenue recognition issues. Our revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 104.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

NOTE 13 — STOCK PURCHASE WARRANTS

In conjunction with the Mountain Air purchase by OilQuip in February of 2001, Mountain Air issued a common stock warrant for 620,000 shares to a third-party investment firm that assisted us in its initial identification and purchase of the Mountain Air assets. The warrant entitles the holder to acquire up to 620,000 shares of common stock of Mountain Air at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001. The fair value of the warrants was established in accordance with the Black-Scholes valuation model and as a result $200,000 was added to stockholders’ equity.

We issued two warrants (“Warrants A and B”) for the purchase of 233,000 total shares of our common stock at an exercise price of $0.75 per share and one warrant for the purchase of 67,000 shares of our common stock at an exercise price of $5.00 per share (“Warrant C”) in connection with our subordinated debt financing for Mountain Air in 2001. Warrants A and B were subject to cash redemption provisions (“puts”) of $600,000 and $900,000, respectively. The warrants were recorded at their redemption value and were recorded as a discount to the subordinated debt and as a liability. The discount was amortized as additional interest expense over the life of the debt instrument. The fair value of Warrant C was established in accordance with the Black-Scholes valuation model and as a result $47,000 was added to stockholders’ equity. Warrant C is still outstanding at December 31, 2005.

On February 6, 2002, in connection with the acquisition of substantially all of the outstanding stock of Strata, we issued a warrant for the purchase of 87,500 shares of our common stock at an exercise price of $0.75 per share over the term of four years. The fair value of the warrant was established in accordance with

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

the Black-Scholes valuation model and as a result $267,000 was added to stockholders’ equity. The warrants were exercised and sold in our August 2005 public offering.

In connection with the Strata Acquisition, on February 19, 2003, we issued Energy Spectrum an additional warrant to purchase 175,000 shares of our common stock at an exercise price of $0.75 per share. The fair value of the warrant was established in accordance with the Black-Scholes valuation model and as a result $306,000 was added to stockholders’ equity. This transaction was recorded similar to a preferred share dividend. The warrants were exercised and sold in our August 2005 public offering.

In March 2004, we issued a warrant to purchase 340,000 shares of our common stock at an exercise price of $2.50 per share to Morgan Joseph & Co., in consideration of financial advisory services provided by Morgan Joseph pursuant to the April 2004 private placement. The fair value of the warrants was established in accordance with the Black-Scholes valuation model and as a result $626,000 was included as a cost of the private placement and an increase in stockholders’ equity. The warrants were exercised and sold in our August 2005 public offering.

In April 2004, we issued warrants to purchase 20,000 shares of common stock at an exercise price of $0.75 per share to Wells Fargo Credit, Inc., in connection with the extension of credit by Wells Fargo Credit Inc. The fair value of the warrants was established in accordance with the Black-Scholes valuation model and as a result $48,000 was added to stockholders’ equity. The related debt discount was amortized over the life of the credit agreement. The warrants were exercised in our August 2005 public offering.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

Until December 2004, our Chief Executive Officer and Chairman, Munawar H. Hidayatallah and his wife were personal guarantors of substantially all of the financing extended to us by commercial banks. In December 2004, we refinanced most of our outstanding bank debt and obtained the release of certain guarantees. After the refinancing, Mr. Hidayatallah continued to guarantee the Tubular $4.0 million subordinated seller note until July 2005. We paid Mr. Hidayatallah an annual guarantee fee equal to one-quarter of one percent of the total amount of the debt guaranteed by Mr. Hidayatallah. These fees aggregated to $7,250 during 2005 and were paid quarterly, in arrears, based upon the average amount of debt outstanding in the prior quarter.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

(b) Exhibits

The exhibits listed on the Exhibit Index set forth immediately following the signature page of this Annual Report on Form 10-K/A-2 are filed as part of this Form 10-K/A-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2006.

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