Form 10-Q/A
period 2006-03-31
Allis Chalmers Energy Inc.
filed 2006-07-24
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE

This Form 10-Q/A-1 is being filed by Allis-Chalmers Energy Inc. to present stock based compensation expense in accordance with SAB Topic 14:F.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Form 10-Q/A-1 under Item 6 of Part II.

For purposes of this Form 10-Q/A-1, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2006, as originally filed on May 10, 2006, that is affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A-1 to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments.

As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q/A
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

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues	$47,028	$19,334

Cost of revenues
Direct costs	27,115	12,785
Depreciation	3,330	914

Total cost of revenues	30,445	13,699

Gross margin	16,583	5,635

General and administrative	7,343	2,994
Amortization	607	394

Income from operations	8,633	2,247
Other income (expense):
Interest, net	(3,628)	(521)
Other	25	148

Total other income (expense)	(3,603)	(373)

Income before minority interest and income taxes	5,030	1,874

Minority interest in income of subsidiaries	—	(144)
Provision for taxes	(607)	(163)

Net income	$4,423	$1,567

Net income per common share:
Basic	$0.26	$0.12
Diluted	$0.23	$0.11

Weighted average shares outstanding:
Basic	17,105	13,632
Diluted	19,113	14,695
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
NOTE 3 – STOCK-BASED COMPENSATION
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. We estimated forfeiture rates for the first quarter of 2006 based on our historical experience. We recorded $83,000 of stock option expense in direct costs and $859,000 of stock option expense to general and administrative expense in the first quarter of 2006, which is consistant with the treatment of the cash based compensation for the option holder.
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
General and administrative expense was $7.3 million in the first quarter of 2006 period compared to $3.0 million for the first quarter of 2005. General and administrative expense increased due to stock option expense, the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased accounting and consulting fees and other expenses in connection with initiatives to strengthen our internal control processes, costs related to Sarbanes Oxley compliance efforts and increased corporate accounting and administrative staff. We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. With the adoption of SFAS no. 123R, we recorded $0.9 million of expense related to stock options during the three months ended March 31, 2006. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. Therefore, we recorded an expense of $0.9 million related to stock options for the three months ended March 31, 2006. We recorded $83,000 of the stock option expense in direct costs and the remaining $859,000 of the stock option expense to general and administrative expense which is consistent with the treatment of the cost based compensation for the option holder. Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principle Board Opinion No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. Accordingly, no compensation cost was recognized under APB No. 25. As a percentage of revenues, general and administrative expenses were 15.6% in the 2006 quarter and 15.5% in the 2005 quarter.

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
Capital Requirements
We have identified capital expenditure projects that will require up to approximately $14.0 million for the remainder of 2006, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
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

PART II. OTHER INFORMATION
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

AllisChalmers Energy Inc.
(Registrant)

/S/ MUNAWAR H. HIDAYATALLAH

Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX
2.1	Stock Purchase Agreement dated as of December 20, 2005 by and between the Registrant and Joe Van Matre (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

2.2	Stock Purchase Agreement dated as of April 3, 2006 by and between the Registrant and Tommie L. Rogers (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 6, 2006).

2.3	Stock Purchase Agreement dated as of April 27, 2006 by and among the Registrant, Bridas International Holdings Ltd., Bridas Central Company Ltd., and Associated Petroleum Investors Limited.

4.1	Indenture dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.2	Form of 9.0% Senior Note due 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

10.1	Purchase Agreement dated as of January 12, 2006 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

10.2	Registration Rights Agreement dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

10.3	Amended and Restated Credit Agreement dated as of January 18, 2006 by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith