Form 10-Q
period 2006-09-30
Allis Chalmers Energy Inc.
filed 2006-11-08
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 1, 2006 there were 24,831,155 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$50,311	$1,920
Trade receivables, net	85,156	26,964
Inventory	25,813	5,945
Prepaid expenses and other	6,374	823

Total current assets	167,654	35,652

Property and equipment, net	341,483	80,574
Goodwill	12,417	12,417
Other intangible assets, net	6,802	6,783
Debt issuance costs, net	8,585	1,298
Other assets	155	631

Total assets	$537,096	$137,355

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$8,493	$5,632
Trade accounts payable	26,311	9,018
Accrued salaries, benefits and payroll taxes	10,050	1,271
Accrued interest	4,950	289
Accrued income taxes	2,901	668
Accrued expenses	13,853	3,682
Accounts payable, related parties	—	60

Total current liabilities	66,558	20,620

Accrued postretirement benefit obligations	304	335
Long-term debt, net of current maturities	262,466	54,937
Deferred income taxes	26,723	—
Other long-term liabilities	577	588

Total liabilities	356,628	76,480

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 24,583,881 issued and outstanding at September 30, 2006 and 16,859,988 issued and outstanding at December 31, 2005)	246	169
Capital in excess of par value	153,135	58,889
Retained earnings	27,087	1,817

Total stockholders’ equity	180,468	60,875

Total liabilities and stockholders’ equity	$537,096	$137,355

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$85,738	$28,908	$193,236	$71,830

Cost of revenues
Direct costs	51,497	19,280	110,578	47,756
Depreciation	5,448	1,391	12,606	3,397

Total cost of revenues	56,945	20,671	123,184	51,153

Gross margin	28,793	8,237	70,052	20,677

General and administrative	9,058	4,261	24,540	10,720
Amortization	681	452	1,954	1,272

Income from operations	19,054	3,524	43,558	8,685

Other income (expense):
Interest, net	(4,660)	(2,064)	(12,085)	(3,230)
Other	(26)	63	(6)	221

Total other income (expense)	(4,686)	(2,001)	(12,091)	(3,009)

Net income before minority interest and income taxes	14,368	1,523	31,467	5,676

Minority interest in income of subsidiaries	—	—	—	(488)
Provision for income taxes	(3,116)	(230)	(6,197)	(559)

Net income	$11,252	$1,293	$25,270	$4,629

Net income per common share:
Basic	$0.52	$0.09	$1.33	$0.33
Diluted	$0.50	$0.08	$1.25	$0.30

Weighted average shares outstanding:
Basic	21,644	14,985	18,944	14,197
Diluted	22,453	16,601	20,155	15,589
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$25,270	$4,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,606	3,397
Amortization	1,954	1,272
Imputed interest	355	—
Write-off of deferred financing fees due to refinancing	—	653
Stock option expense	2,638	—
Provision for bad debts	353	—
Minority interest in income of subsidiaries	—	488
Deferred taxes	494	—
Gain on sale of property and equipment	(728)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(17,161)	(7,250)
(Increase) in inventory	(2,161)	(2,844)
Decrease in other current assets	1,322	1,322
Decrease (increase) in other assets	530	(171)
(Decrease) increase in accounts payable	(1,609)	1,058
Increase in accrued interest	4,661	497
Increase in accrued expenses	2,516	1,269
Increase (decrease) in accrued salaries, benefits and payroll taxes	3,110	(287)
Decrease in other long-term liabilities	(813)	(151)

Net Cash Provided By Operating Activities	33,337	3,882

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash received	(203,189)	(15,416)
Acquisition of assets	—	(21,249)
Proceeds from sale of property and equipment	3,516	—
Purchase of property and equipment	(25,811)	(9,585)

Net Cash Used In Investing Activities	(225,484)	(46,250)

Cash Flows from Financing Activities:
Proceeds from exercises of options and warrants	5,406	—
Proceeds from issuance of common stock, net	46,484	15,888
Proceeds from long-term debt	257,820	45,700
Proceeds from line of credit	5,000	—
Repayments on long-term debt	(51,712)	(21,438)
Repayments on related party debt	(3,031)	—
Repayments on line of credit	(11,400)	—
Debt issuance costs	(8,029)	(1,217)

Net Cash Provided By Financing Activities	240,538	38,933

Net change in cash and cash equivalents	48,391	(3,435)

Cash and cash equivalents at beginning of year	1,920	7,344

Cash and cash equivalents at end of period	$50,311	$3,909

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, offshore in the Gulf of Mexico, and internationally in Argentina, Mexico and Bolivia. We operate in six sectors of the oil and natural gas service industry: directional drilling services; rental tools; international drilling; casing and tubing services; compressed air drilling services; and production services.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service and rates per day for equipment and tools that we rent to our customers. The price we charge for our services depends upon several factors, including the level of oil and natural gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment and general reputation and experience of our personnel. The principal operating costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, fuel, depreciation and general and administrative expenses.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157 and have not yet determined the impact, if any, on our financial statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 – ACQUISITIONS
Effective August 14, 2006, we acquired 100% of the outstanding stock of DLS Drilling, Logistics & Services Corporation, or DLS, based in Argentina, for a total consideration of approximately $117.9 million, which includes $93.7 million in cash, $38.1 million in our common stock, $3.4 million of acquisition costs, less approximately $17.3 million of debt assigned to us. DLS operates a fleet of 51 rigs, including 20 drilling rigs, 18 workover rigs and 12 pulling rigs in Argentina and one drilling rig in Bolivia. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$54,370
Property and equipment	150,441
Other long-term assets	21

Total assets acquired	204,832

Current liabilities	36,530
Long-term debt, less current portion	6,114
Intercompany note	17,256
Other long-term liabilities	27,000

Total liabilities assumed	86,900

Net assets acquired	$117,932

Approximately $3.4 million of costs were incurred in relation to the DLS acquisition. DLS’ historical property and equipment values were increased by approximately $42.7 million based on third-party valuations
Effective April 1, 2006, we acquired 100% of the outstanding stock of Rogers Oil Tools, Inc., or Rogers, based in Lafayette, Louisiana, for a total consideration of approximately $13.7 million, which includes $11.3 million in cash, $1.6 million in our common stock and a $750,000 three-year promissory note. In addition, we purchased all the patents and proprietary technology that Tommie L. Rogers, Rogers’ founder and Chief Executive Officer, developed at Rogers. Rogers provides service for tubing tongs and casing tongs and rents and sells specialized automated power tongs to the snubbing and well control markets. Rogers also rents and sells drill pipe tongs, accessories, hydraulic power units and hydraulic tong positioners. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
Effective January 1, 2006, we acquired 100% of the outstanding stock of Specialty Rental Tools, Inc., or Specialty, for $96.0 million in cash. The results of Specialty’s operations have been included in the consolidated financial statements since that date. Specialty, located in Lafayette, Louisiana, was engaged in the rental of high quality drill pipe, heavy weight spiral drill pipe, tubing work strings, blow-out preventors, choke manifolds and various valves and handling tools for oil and natural gas drilling. For the year ended December 31, 2005, Specialty had revenues of $32.7 million. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 – ACQUISITIONS (Continued)
These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired entities since the date of acquisition are included in our consolidated condensed income statement. The following unaudited pro forma consolidated summary financial information illustrates the effects of the acquisitions of DLS, Rogers, Specialty, WT, the minority interest in AirComp, Capcoil and Delta as if the acquisitions had occurred as of January 1, 2005, based on the historical statements of operations (in thousands, except per share amounts).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$107,617	$44,531	$299,219	$200,634
Operating income	20,530	9,685	56,668	25,552
Net income	12,843	2,400	28,568	4,858

Net income per common share:
Basic	$0.56	$0.11	$1.19	$0.24
Diluted	$0.54	$0.11	$1.14	$0.22
NOTE 3 – STOCK-BASED COMPENSATION
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. We estimated forfeiture rates for the first nine months of 2006 based on our historical experience.
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
Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principle Board Opinion No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation. We also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to our employees and directors. Accordingly, no compensation cost was recognized under APB No. 25. Our net income for the three and nine months ended September 30, 2006 includes approximately $860,000 and $2,638,000 of compensation costs related to share-based payments. As of September 30, 2006 there is $1.6 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $660,000 to be recognized over the remainder of 2006, approximately $900,000 to be recognized in 2007 and approximately $14,000 to be recognized in 2008.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 – STOCK-BASED COMPENSATION (Continued)
A summary of our stock option activity and related information as of September 30, 2006 is as follows:

		Weighted	Weighted
	Share	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at beginning of period	2,860,867	$5.10
Granted	15,000	14.74
Canceled	(53,234)	5.85
Exercised	(1,335,166)	3.46

Outstanding at end of period	1,487,467	6.65	8.56	$11.9

Exercisable at end of period	668,136	5.69	8.31	$6.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.5 million and $17.7 million, respectively. The total cash received from option exercises during the three and nine months ended September 30, 2006 was $445,000 and $4.6 million, respectively.
The following summarizes the assumptions used in the September 30, 2006 and 2005 Black-Scholes model:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Expected price volatility	72.28%	98.65%	72.28%	98.65%
Risk free interest rate	5.07%	6.63%	5.07%	6.63%
Expected life of options	7 years	7 years	7 years	7 years
Weighted average fair value of options granted at market value	$10.58	$3.12	$10.58	$3.12

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 – STOCK-BASED COMPENSATION (Continued)
The following table illustrates the pro-forma effect on net income and net income per share for the three and nine months ended September 30, 2005 had we applied the fair value recognition provisions of SFAS No. 123R (in thousands, except per share amounts):

		Three Months	Nine Months
		Ended September 30,
		2005	2005
Net income: As reported		$1,293	$4,629

Less total stock based employee compensation expense determined under fair value based method for all awards net of tax related effects		(863)	(2,368)

Pro forma net income		$430	$2,261

Net income per share:
Basic	As reported	$0.09	$0.33

	Pro forma	$0.03	$0.16

Diluted	As reported	$0.08	$0.30

	Pro forma	$0.03	$0.15

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
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$11,252	$1,293	$25,270	$4,629

Denominator:
Basic earnings per share – weighted average shares outstanding	21,644	14,985	18,944	14,197

Effect of potentially dilutive common shares:
Warrants and employee and director stock options	809	1,616	1,211	1,392

Diluted earnings per share – weighted average shares outstanding and assumed conversions	22,453	16,601	20,155	15,589

Net income per share — basic	$0.52	$0.09	$1.33	$0.33

Net income per share — diluted	$0.50	$0.08	$1.25	$0.30

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $12.4 million at September 30, 2006 and December 31, 2005. Based on impairment testing performed during 2005 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three and nine months ended September 30, 2006 were $399,000 and $1,212,000, respectively, compared to $324,000 and $975,000, respectively for the same periods last year. At September 30, 2006, intangible assets totaled $10.6 million, net of $3.8 million of accumulated amortization.
NOTE 6 – INVENTORY
Inventory is comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Hammer bits
Finished goods	$1,453	$1,402
Work in process	1,880	787
Raw materials	2,726	233

Total hammer bits	6,059	2,422
Hammers	884	584
Drive pipe	762	666
Rental supplies	335	64
Chemicals and drilling fluids	1,837	201
Rig parts and related inventory	10,243	—
Coiled tubing and related inventory	1,270	1,145
Shop supplies and related inventory	4,423	863

Total inventory	$25,813	$5,945

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7- DEBT
Our long-term debt consists of the following: (in thousands)

	September 30,	December 31,
	2006	2005
Senior notes	$255,000	$—
Bank term loans	7,946	42,090
Revolving line of credit	—	6,400
Subordinated note payable to M-1 LLC	—	4,000
Subordinated seller note	—	3,031
Seller notes	900	850
Obligations under non-compete agreements	332	698
Notes payable to former directors	32	96
Real estate loan	—	548
Rig, equipment and vehicle installment notes	4,398	1,939
Insurance premium financing	1,808	—
Capital lease obligations	543	917

Total debt	270,959	60,569

Less: current maturities	8,493	5,632

Long-term debt obligations	$262,466	$54,937

Senior notes, bank loans and line of credit agreements
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty and DLS, to repay existing debt and for general corporate purposes.
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
NOTE 7 – DEBT (Continued)
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average margin was 1.6% at September 30, 2006. The bank loans are denominated in U.S. dollars and the outstanding amount due as of September 30, 2006 was $7.9 million.
Notes payable and real estate loan
On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and the subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5.0% per annum. The subordinated note issued to M-I required quarterly interest payments and the principal amount was due October 9, 2007. Contingent upon a future equity offering, the subordinated note was convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion. This note was repaid from the proceeds of our offering of $95.0 million of 9.0% senior notes, which we completed in August 2006.
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
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. At September 30, 2006 and December 31, 2005 the outstanding amounts due were $150,000 and $500,000, respectively.
In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bore interest at 2% and the principal and accrued interest was repaid on its maturity of April 1, 2006. In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009.
In connection with the purchase of Tubular, we agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. Monthly payments of $20,576 are due under this agreement through January 31, 2007. In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at September 30, 2006 and December 31, 2005 were $332,000 and $698,000, respectively.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. At September 30, 2006 and December 31, 2005, the principal and accrued interest on these notes totaled approximately $32,000 and $96,000, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 – DEBT (Continued)
We also had a real estate loan which was payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The loan had a floating interest rate based on prime plus 2.0%. The outstanding principal balance was $548,000 at December 31, 2005. The balance of this loan was repaid in full in January 2006 with proceeds from our senior notes offering.
Other debt
We have various rig and equipment financing loans with interest rates ranging from 5.0% to 8.7% and terms of 2 to 5 years. As of September 30, 2006 and December 31, 2005, the outstanding balances for rig and equipment financing loans were $4.4 million and $1.9 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $1.8 million as of September 30, 2006. We also have various capital leases with terms that expire in 2008. As of September 30, 2006 and December 31, 2005, amounts outstanding under capital leases were $543,000 and $917,000, respectively. In January 2006, we prepaid $350,000 of the outstanding equipment loans with proceeds from our senior notes offering.
NOTE 8 – STOCKHOLDERS’ EQUITY
We issued 125,285 and 2,500,000 shares of our common stock in relation to the Roger’s and DLS acquisition, respectively (see Note 2).
On August 14, 2006 we closed on a public offering of 3,450,000 shares of our common stock at a public offering price of $14.50 per share. Net proceeds from the public offering of $47.5 million were used to fund a portion of our acquisition of DLS.
We also had options and warrants exercised in the first nine months of 2006, which resulted in 1,648,608 shares of our common stock being issued for approximately $5.4 million. We recognized approximately $2.6 million of compensation expense related to stock options in the first nine months of 2006 that was recorded as capital in excess of par value (see Note 3).
NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and revolving credit facility and (iii) the subsidiaries that are not guarantors of the senior notes and revolving credit facility. Prior to the acquisition of DLS, all of our subsidiaries were guarantors of our senior notes and revolving credit facility (in thousands, except for share and per share amounts).

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2006 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and Cash equivalents	$—	$48,679	$1,632	$—	$50,311
Trade receivables, net	—	53,342	31,814	—	85,156
Inventory	—	10,723	15,090	—	25,813
Intercompany receivables	110,149	—	—	(110,149)	—
Note receivable from affiliate	5,897	—	—	(5,897)	—
Prepaid expenses and other	—	2,816	3,558	—	6,374

Total current assets	116,046	115,560	52,094	(116,046)	167,654
Property and equipment, net	—	189,452	152,031	—	341,483
Goodwill	—	12,417	—	—	12,417
Other intangible assets, net	609	6,096	97	—	6,802
Debt issuance costs, net	8,585	—	—	—	8,585
Note receivable from affiliates	10,354	—	—	(10,354)	—
Investments in affiliates	306,349	—	—	(306,349)	—
Other assets	5	129	22	(1)	155

Total Assets	$441,948	$323,654	$204,244	$(432,750)	$537,096

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$4,919	$3,574	$—	$8,493
Trade accounts payable	31	9,861	16,419	—	26,311
Accrued salaries, benefits and payroll taxes	—	2,644	7,406	—	10,050
Accrued interest	4,950	—	—	—	4,950
Accrued income taxes	3	53	2,845	—	2,901
Accrued expenses	129	8,280	5,444	—	13,853
Intercompany payables	—	110,149	—	(110,149)	—
Note payable to affiliate	—	—	5,897	(5,897)	—

Total current liabilities	5,113	135,906	41,585	(116,046)	66,558
Accrued postretirement benefit obligations	304	—	—	—	304
Long-term debt, net of current maturities	255,782	1,200	5,484	—	262,466
Note payable to affiliate	—	—	10,354	(10,354)	—
Deferred income taxes	281	213	26,229	—	26,723
Other long-term liabilities	—	577	—	—	577

Total liabilities	261,480	137,896	83,652	(126,400)	356,628

Commitments and contingencies

Stockholder’s Equity
Common Stock	246	3,425	42,963	(46,388)	246
Capital in excess of par value	153,135	133,918	74,969	(208,887)	153,135
Retained earnings	27,087	48,415	2,660	(51,075)	27,087

Total stockholders’ equity	180,468	185,758	120,592	(306,350)	180,468

Total liabilities and stock holder’s equity	$441,948	$323,654	$204,244	$(432,750)	$537,096

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2006 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$61,885	$23,853	$—	$85,738

Cost of revenues
Direct costs	—	34,173	17,324	—	51,497
Depreciation	—	3,949	1,499	—	5,448

Total cost of revenues	—	38,122	18,823	—	56,945

Gross margin	—	23,763	5,030	—	28,793

General and administrative	637	7,534	887	—	9,058
Amortization	293	385	3	—	681

Income from operations	(930)	15,844	4,140	—	19,054

Other income (expense):
Equity earnings in affiliates, net of tax	16,872	—	—	(16,872)	—
Interest, net	(4,701)	264	(223)	—	(4,660)
Other	11	(20)	(17)	—	(26)

Total other income (expense)	12,182	244	(240)	(16,872)	(4,686)

Net income before income taxes	11,252	16,088	3,900	(16,872)	14,368

Provision for income taxes	—	(1,876)	(1,240)	—	(3,116)

Net income	$11,252	$14,212	$2,660	$(16,872)	$11,252

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2006 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$169,383	$23,853	$—	$193,236

Cost of revenues
Direct costs	—	93,254	17,324	—	110,578
Depreciation	—	11,107	1,499	—	12,606

Total cost of revenues	—	104,361	18,823	—	123,184

Gross margin	—	65,022	5,030	—	70,052

General and administrative	2,032	21,621	887	—	24,540
Amortization	777	1,174	3	—	1,954

Income from operations	(2,809)	42,227	4,140	—	43,558

Other income (expense):
Equity earnings in affiliates, net of tax	39,644	—	—	(39,644)	—
Interest, net	(11,601)	(261)	(223)	—	(12,085)
Other	36	(25)	(17)	—	(6)

Total other income (expense)	28,079	(286)	(240)	(39,644)	(12,091)

Net income before income taxes	25,270	41,941	3,900	(39,644)	31,467

Provision for income taxes	—	(4,957)	(1,240)	—	(6,197)

Net income	$25,270	$36,984	$2,660	$(39,644)	$25,270

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
September 30, 2006 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$25,270	$36,984	$2,660	$(39,644)	$25,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	11,107	1,499	—	12,606
Amortization	777	1,177	—	—	1,954
Imputed interest	—	355	—	—	355
Stock option expense	1,655	983	—	—	2,638
Provision for bad debts	—	353	—	—	353
Equity earnings in affiliates	(39,644)	—	—	39,644	—
Deferred taxes	281	213	—	—	494
(Gain) loss on sale of equipment	—	(729)	1	—	(728)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	—	(17,883)	722	—	(17,161)
(Increase) decrease in inventory	—	(2,325)	164	—	(2,161)
Decrease in other current assets	396	660	266	—	1,322
(Increase) decrease in other assets	548	79	(97)	—	530
(Decrease) increase in accounts payable	(82)	(1,159)	(368)	—	(1,609)
(Decrease) increase in accrued interest	4,703	(42)	—	—	4,661
(Decrease) increase in accrued expenses	(387)	3,560	(657)	—	2,516
(Decrease) increase in accrued salaries, benefits and payroll taxes	(1,957)	2,988	2,079	—	3,110
Increase in other long- term liabilities	(31)	(782)	—	—	(813)

Net Cash Provided By Operating Activities	(8,471)	35,539	6,269	—	33,337

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash	(191,940)	(11,667)	418	—	(203,189)
Notes receivable from affiliates	1,005	—	—	(1,005)	—
Proceeds from sale of equipment	—	3,516	—	—	3,516
Purchase of property and equipment	—	(22,721)	(3,090)	—	(25,811)

Net Cash Used in Investing Activities	(190,935)	(30,872)	(2,672)	(1,005)	(225,484)

Cash Flows from Financing Activities:
Proceeds from exercises of options/warrants	5,406	—	—	—	5,406
Proceeds from issuance of common stock,	46,484	—	—	—	46,484
Accounts receivable from affiliates	(51,691)	—	—	51,691	—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
September 30, 2006 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities: (continued)
Accounts payable to affiliates	—	51,691	—	(51,691)	—
Note payable to affiliate	—	—	(1,005)	1,005	—
Proceeds from long-term debt	256,064	1,756	—	—	257,820
Proceeds from line of credit	5,000	—	—	—	5,000
Repayments on long-term debt	(43,478)	(7,274)	(960)	—	(51,712)
Repayments on related party debt	—	(3,031)	—	—	(3,031)
Repayments on line of credit	(11,400)	—	—	—	(11,400)
Debt issuance costs	(8,029)	—		—	(8,029)

Net Cash Provided By Financing Activities	198,356	43,142	(1,965)	1,005	240,538

Net change in cash and cash equivalents	(1,050)	47,809	1,632	—	48,391
Cash and cash equivalents at beginning of year	1,050	870	—	—	1,920

Cash and cash equivalents at end of period	$—	$48,679	$1,632	$—	$50,311

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Cash paid for interest and income taxes:
Interest	$7,584	$2,151
Income taxes	$5,581	$459

Noncash activities:
Insurance premium financed	$2,871	$—
Common stock issued for acquisition of business	$39,795	$—
Note payable issued for acquisition of business	$750	$—
Settlement of lease receivable in conjunction with acquisition	$—	$592
Deferred income taxes	—	750
Non-compete payable in the future	$250	$—
NOTE 11- SEGMENT INFORMATION
At September 30, 2006, we had six operating segments including Directional Drilling Services, Rental Tools, International Drilling, Casing and Tubing Services, Compressed Air Drilling Services and Production Services. All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Directional drilling services	$18,962	$11,383	$52,331	$32,218
Rental tools	13,203	1,559	36,331	3,499
International drilling	23,853	—	23,853	—
Casing and tubing services	13,762	5,103	37,790	12,596
Compressed air drilling services	12,000	7,637	32,048	16,684
Production services	3,958	3,226	10,883	6,833

	$85,738	$28,908	$193,236	$71,830

Operating Income (Loss):
Directional drilling services	$5,125	$1,696	$12,097	$5,069
Rental tools	6,575	454	18,881	780
International drilling	4,139	—	4,139	—
Casing and tubing services	3,734	1,336	9,899	4,015
Compressed air drilling services	3,176	1,802	8,617	3,331
Production services	119	(128)	737	(130)
General corporate	(3,814)	(1,636)	(10,812)	(4,380)

	$19,054	$3,524	$43,558	$8,685

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 – SEGMENT INFORMATION (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Depreciation and Amortization:
Directional drilling services	$406	$295	$1,054	$652
Rental tools	1,735	121	5,121	386
International drilling	1,502	—	1,502	—
Casing and tubing services	968	510	2,736	1,418
Compressed air drilling services	821	536	2,236	1,406
Production services	329	279	921	604
General corporate	368	102	990	203

	$6,129	$1,843	$14,560	$4,669

Capital Expenditures:
Directional drilling services	$384	$945	$3,789	$2,145
Rental tools	1,715	271	2,816	278
International drilling	3,090	—	3,090	—
Casing and tubing services	2,300	1,373	7,800	3,230
Compressed air drilling services	3,286	915	6,302	2,841
Production services	686	606	1,732	896
General corporate	104	12	282	195

	$11,565	$4,122	$25,811	$9,585

	As of
	September 30,	December 31,
	2006	2005
Goodwill:
Directional drilling services	$4,168	$4,168
Rental tools	—	—
International drilling	—	—
Casing and tubing services	3,673	3,673
Compressed air drilling services	3,950	3,950
Production services	626	626
General corporate	—	—

	$12,417	$12,417

Assets:
Directional drilling services	$28,222	$20,960
Rental tools	107,391	8,034
International drilling	204,243	—
Casing and tubing services	69,849	45,351
Compressed air drilling services	53,648	46,045
Production services	14,218	12,282
General corporate	59,525	4,683

	$537,096	$137,355

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 – SEGMENT INFORMATION (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
United States	$60,108	$27,486	$163,770	$66,879
International	25,630	1,422	29,466	4,951

	$85,738	$28,908	$193,236	$71,830

NOTE 12 – LEGAL MATTERS
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
NOTE 13 – SUBSEQUENT EVENTS
On October 17, 2006, we completed the acquisition of all of the outstanding stock of Petro-Rentals, Incorporated, or Petro, based in Broussard, Louisiana. The purchase price of Petro consisted of $29.8 million in cash, which includes the payment of approximately $9.5 million of debt, and 246,761 shares of our common stock. The acquisition was funded with cash on hand remaining from our recent equity and debt securities offerings. Petro serves both the onshore and offshore markets from its division offices in Broussard, Houma and Arcadia, Louisiana as well as from Alvin, Texas. Petro provides a variety of quality rental tools and equipment and services, with an emphasis on production related equipment and services, including wire line services and equipment, land and offshore pumping services and coiled tubing.
On October 26, 2006, we announced that we had entered into a definitive agreement to purchase substantially all the assets of Oil & Gas Rental Services, Inc., or OGRS, a Louisiana based corporation that provides rental tools to both offshore and onshore exploration and production companies. The consideration for the acquisition of the assets will consist of $291.0 million in cash and 3.2 million shares of our common stock, subject to post-closing working capital adjustments. The transaction is expected to close in the fourth quarter. OGRS has an extensive inventory of premium rental equipment, including drill pipe, spiral heavy weight drill pipe, tubing work strings, blow-out preventers, choke manifolds and various valves and handling tools for oil and natural gas drilling. OGRS has facilities in Morgan City, Louisiana and Victoria, Texas. The purchase price is subject to post-closing adjustments based on the amount of OGRS’s working capital as of the closing date. In addition, upon execution of the Agreement, we deposited $9.0 million in an interest bearing account. The deposit will be credited against the cash portion of the purchase price at the closing, unless the closing does not occur on or prior to December 31, 2006, and as of such date, all of the deposit forfeiture conditions in the agreement have been satisfied (in which case, seller would retain the $9.0 million as liquidated damages).
We received a commitment, subject to customary conditions, from Royal Bank of Canada to extend a bridge loan to finance the cash portion of the purchase price for the acquisition of OGRS.

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
Overview of Our Business
We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, offshore in the Gulf of Mexico and internationally in Argentina, Mexico and Bolivia. We currently operate in six sectors of the oil and natural gas service industry: directional drilling services; rental tools; international drilling; casing and tubing services; compressed air drilling services; and production services.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service and rates per day for equipment and tools that we rent to our customers. The price we charge for our services depends upon several factors, including the level of oil and natural gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment, and general reputation and experience of our personnel. The demand for drilling services has historically been volatile and is affected by the capital expenditures of oil and natural gas exploration and production companies, which can fluctuate based upon the prices of oil and natural gas, or the expectation for the prices of oil and natural gas.
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the U.S. increased from 862 as of December 31, 2002 to 1,744 on September 30, 2006 according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 724 on September 30, 2006, which accounted for 32.8% and 42.0% of the total U.S. rig count, respectively. Currently, we believe that the number of available drillings rigs is insufficient to meet the demand for drilling rigs. Consequently, unless a significant number of additional drilling rigs are brought online, the rig count may not increase substantially despite the strong demand.
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

Comparison of Three Months Ended September 30, 2006 and 2005
Our revenues for the three months ended September 30, 2006 were $85.7 million, an increase of 196.6% compared to $28.9 million for the three months ended September 30, 2005. Revenues increased in all of our business segments due to acquisitions completed in the third quarter of 2005 and in 2006, the investment in additional equipment, improved pricing for our services, the addition of operations and sales personnel and the opening of new operations offices. Revenues increased most significantly due to the acquisition of DLS Drilling, Logistics & Services Corporation, or DLS, on August 14, 2006 which expanded our operations to a sixth operating segment, international drilling. Revenues also increased significantly at our rental tools segment due to the acquisition of Specialty Rental Tools, Inc., or Specialty, effective January 1, 2006. Our casing and tubing services segment also had a substantial increase in revenue, primarily due to the acquisitions of the casing and tubing assets of Patterson Services, Inc on September 1, 2005, and the acquisition of Rogers Oil Tool Services, Inc., or Rogers, as of April 1, 2006, along with improved market conditions and increased market penetration for our services in South Texas, East Texas, Louisiana and the U.S. Gulf of Mexico. Revenues increased at our compressed air drilling segment due to the purchase of additional equipment and improved pricing for our services. Our directional drilling services segment revenues increased in the 2006 period compared to the 2005 period due to improved pricing for directional drilling services, the August 2005 acquisition of Target Energy, Inc., or Target, which provides measurement-while-drilling tools, or MWD and the purchase of additional down-hole motors and MWDs which increased our capacity and market presence.
Our gross profit for the quarter ended September 30, 2006 increased 249.6% to $28.8 million, or 33.6% of revenues, compared to $8.2 million, or 28.5%, of revenues for the three months ended September 30, 2005. The increase in gross profit is due to the increase in revenues in all of our business segments. The increase in gross profit as a percentage of revenues is primarily due to the acquisition of Specialty as of January 1, 2006, in the high margin rental tool business and the improved pricing for our services generally. The high margin rental tool business was offset in part by the lower margins that DLS achieves in the international drilling segment. Also contributing to our improved gross profit margin was the acquisition of Target, the purchase of additional MWD’s and the acquisition of Rogers. The increase in gross profit was partially offset by an increase in depreciation expense of 291.7% to $5.5 million for the third quarter of 2006 compared to $1.4 million for the third quarter of 2005. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $9.1 million in the third quarter of 2006 period compared to $4.3 million for the third quarter of 2005. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased accounting and consulting fees and other expenses in connection with initiatives to strengthen our internal control processes, costs related to Sarbanes Oxley compliance efforts and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 10.6% in the 2006 quarter and 14.7% in the 2005 quarter.
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. Therefore, we recorded an expense of $0.9 million related to stock options for the three months ended September 30, 2006, of which $727,000 was recorded in general and administrative expense with the balance being recorded as a direct cost. Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principle Board Opinion No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. Accordingly, no compensation cost was recognized under APB No. 25.
Amortization expense was $681,000 in the third quarter of 2006 compared to $452,000 in the third quarter of 2005. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.

Income from operations for the three months ended September 30, 2006 totaled $19.1 million, a 440.7% increase over income from operations of $3.5 million for the three months ended September 30, 2005, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses and amortization.
Our net interest expense was $4.7 million in the third quarter of 2006, compared to $2.1 million for the third quarter of 2005. Interest expense increased in the 2006 quarter due to the increased debt at a higher average interest rate. In January of 2006 we issued $160.0 million of senior notes bearing interest at 9.0% to fund the acquisition of Specialty, pay off other outstanding debt and for working capital. In August of 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. In the third quarter of 2005, we incurred debt retirement expense of $1.1 million related to the refinancing of our debt. This amount includes prepayment penalties and the write-off of deferred financing fees from a previous financing.
Our provision for income taxes for the quarter ended September 30, 2006 was $3.1 million, or 21.7% of our net income before income taxes, compared to $230,000, or 15.1% of our net income before income taxes for the three months ended September 30, 2005. The increase in income taxes is attributable to our higher operating income and the increase in percentage of income taxes to net income before income taxes is primarily attributable to our operations in Argentina which are taxed at 35.0%.
We had net income of $11.3 million for the third quarter of 2006, an increase of 770.2%, compared to net income of $1.3 million for the third quarter of 2005.
The following table compares revenues and income from operations for each of our business segments. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)
Directional drilling services	$18,962	$11,383	$7,579	$5,125	$1,696	$3,429
Rental tools	13,203	1,559	11,644	6,575	454	6,121
International drilling	23,853	—	23,853	4,139	—	4,139
Casing and tubing services	13,762	5,103	8,659	3,734	1,336	2,398
Compressed air drilling services	12,000	7,637	4,363	3,176	1,802	1,374
Production services	3,958	3,226	732	119	(128)	247
General corporate	—	—	—	(3,814)	(1,636)	(2,178)

Total	$85,738	$28,908	$56,830	$19,054	$3,524	$15,530

Directional Drilling Services Segment
Revenues for the quarter ended September 30, 2006 for our directional drilling services segment were $19.0 million, an increase of 66.6% from the $11.4 million in revenues for the quarter ended September 30, 2005. Income from operations increased 202.2% to $5.1 million for the third quarter of 2006 from $1.7 million for the comparable 2005 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, improved pricing for directional and horizontal drilling services, the acquisition of Target as of August 1, 2005, the purchase of an additional six MWDs. Our increased operating expenses as a result of the addition of operations and personnel were more than offset by the growth in revenues and improved pricing for our services.
Rental Tools Segment
Revenues for the quarter ended September 30, 2006 for the rental tools segment were $13.2 million, an increase from $1.6 million in revenues for the quarter ended September 30, 2005. Income from operations increased to $6.6 million in the 2006 period compared to $454,000 in the 2005 period. Our rental tools revenues and operating income for the third quarter of 2006 increased compared to the prior year due primarily due to the acquisition of Specialty. Specialty was acquired as of January 1, 2006, the effective date of the acquisition. Safco-Oil Field Products, Inc., or Safco, Delta Rental Service, Inc., or Delta, and Specialty were merged in February 2006 to form Allis-Chalmers Rental Tools, Inc

International Drilling Segment
On August 14, 2006, we acquired DLS which established the international drilling segment for us. Revenues for the quarter ended September 30, 2006 for the international drilling segment were $23.9 million and the income from operations was $4.1 million.
Casing and Tubing Services Segment
Revenues for the quarter ended September 30, 2006 for the casing and tubing services segment were $13.8 million, an increase of 169.7% from the $5.1 million in revenues for the quarter ended September 30, 2005. Revenues from domestic operations increased to $12.3 million in the 2006 period from $3.8 million in the 2005 period as a result of the acquisition of Rogers and the casing and tubing assets of Patterson Services on September 1, 2005, which resulted in increased market penetration for our services in South Texas, East Texas, Louisiana and the U.S. Gulf of Mexico, and the impact of hurricanes in September 2005. Revenues from Mexico operations were $1.5 million for the third quarter of 2006 and $1.3 million in the third quarter of 2005. Income from operations increased 179.5% to $3.7 million in the third quarter of 2006 from $1.3 million in the third quarter of 2005. The increase in this segment’s operating income is due to our increased revenues from domestic operations.
Compressed Air Drilling Services Segment
Our compressed air drilling revenues were $12.0 million for the three months ended September 30, 2006, an increase of 57.1% compared to $7.6 million in revenues for the three months ended September 30, 2005. Income from operations increased to $3.2 million in the 2006 period compared to income from operations of $1.8 million in the 2005 period. Our compressed air drilling revenues and operating income for the third quarter of 2006 increased compared to the prior year due primarily due to the improved pricing for our services and our investment in additional equipment.
Production Services Segment
Revenues were $4.0 million for the three months ended September 30, 2006, an increase of 22.7% compared to $3.2 million in revenues for the three months ended September 30, 2005. Income from operations increased to $119,000 in the 2006 period compared to a loss of $128,000 in the 2005 period. Our production services revenues and operating income for the third quarter of 2006 increased compared to the prior year due to improved pricing for our services and improved utilization of our equipment.
General Corporate
General corporate expenses increased $2.2 million to $3.8 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005. The increase was due to stock option expense of $0.7 million recorded in 2006 with the adoption of SFAS 123R, the increase in accounting and administrative staff to support the growing organization, increased franchise taxes based on our increased authorized shares and cost related to our Sarbanes-Oxley compliance effort.
Comparison of Nine Months Ended September 30, 2006 and 2005
Our revenues for the nine months ended September 30, 2006 were $193.2 million, an increase of 169.0% compared to $71.8 million for the nine months ended September 30, 2005. Revenues increased in all of our business segments due to acquisitions completed in the second and third quarters of 2005 and in 2006, the investment in additional equipment, improved pricing for our services, the addition of operations and sales personnel and the opening of new operations offices. Revenues increased most significantly at our rental tools segment due to the acquisition of Specialty, effective January 1, 2006 and Delta, on April 1, 2005. Our casing and tubing services segment recorded substantial revenue growth due to the acquisitions of the casing and tubing assets of Patterson Services, Inc on September 1, 2005, and the acquisition of Rogers effective April 1, 2006, along with improved market conditions and increased market penetration for our services in South Texas, East Texas, Louisiana and the U.S. Gulf of Mexico. The acquisition of DLS on August 14, 2006, generated $23.9 million for our international drilling segment. Our directional drilling services segment revenues increased in the 2006 period compared to the 2005 period due to improved pricing for directional drilling services, the acquisition of Target, which provides MWD tools, the addition of operations and sales personnel, the opening of new operations offices and the purchase of additional down-hole motors and MWDs which increased our capacity and market presence. Revenues also increased at our compressed air drilling segment due to the acquisition of the air drilling assets of W.T. Enterprises, Inc., or WT, on July 11, 2005, the purchase of additional equipment and improved pricing for our services in West Texas. Also contributing to increased revenues was the acquisition of Capcoil Tubing Services, Inc., or Capcoil, as of May 1, 2005 in our production services segment.

Our gross profit for the nine months ended September 30, 2006 increased 238.8% to $70.1 million, or 36.3% of revenues, compared to $20.7 million, or 28.8%, of revenues for the nine months ended September 30, 2005. The increase in gross profit is due to the increase in revenues in all of our business segments. The increase in gross profit as a percentage of revenues is primarily due to the acquisition of Specialty as of January 1, 2006 and the acquisition of Delta as of April 1, 2005, in the high margin rental tool business and the improved pricing for our services generally. Also contributing to our improved gross profit margin was the acquisition of Target, the purchase of additional MWDs and the acquisition of Rogers. The increase in gross profit was partially offset by an increase in depreciation expense of 271.1% to $12.6 million for the first nine months of 2006 compared to $3.4 million for the first nine months of 2005. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $24.5 million in the first nine months of 2006 period compared to $10.7 million for the first nine months of 2005. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased accounting and consulting fees and other expenses in connection with initiatives to strengthen our internal control processes, costs related to Sarbanes Oxley compliance efforts and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 12.7% for the nine months ended September 30, 2006 and 14.9% in the same period of 2005.
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. With the adoption of SFAS no. 123R, we recorded $2.6 million of expense related to stock options during the nine months ended September 30, 2006, of which $2.3 million was recorded as a general and administrative expense with the balance recorded as direct costs. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principle Board Opinion No. 25. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. Accordingly, no compensation cost was recognized under APB No. 25.
Amortization expense was $2.0 million in the first nine months of 2006 compared to $1.3 million in the first nine months of 2005. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the nine months ended September 30, 2006 totaled $43.6 million, a 401.5% increase over income from operations of $8.7 million for the nine months ended September 30, 2005, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses, and amortization.
Our net interest expense was $12.1 million in the first nine months of 2006, compared to $3.2 million for the first nine months of 2005. Interest expense increased in the 2006 period due to the increased debt at a higher average interest rate. In January of 2006 we issued $160.0 million of senior notes bearing interest at 9.0% to fund the acquisition of Specialty, pay off other outstanding debt and for working capital. In August of 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the DLS acquisition. In the third quarter of 2005, we incurred debt retirement expense of $1.1 million related to the refinancing of our debt. This amount includes prepayment penalties and the write-off of deferred financing fees from a previous financing.
Minority interest in income of subsidiaries for the nine months ended September 30, 2006 was $0 compared to $488,000 for the nine months ended September 30, 2005 due to the acquisition of the minority interest in AirComp, as of July 11, 2005.
Our provision for income taxes for the nine months ended September 30, 2006 was $6.2 million, or 19.7% of our net income before income taxes, compared to $559,000, or 10.8% of our net income before income taxes for the nine months ended September 30, 2005. The increase in income taxes is attributable to our higher operating income and the increase in percentage of income taxes to net income before income taxes is primarily attributable to our operations in Argentina which are taxed at 35.0%.

We had net income of $25.3 million for the first nine months of 2006, an increase of 445.9%, compared to net income of $4.6 million for the first nine months of 2005.
The following table compares revenues and income from operations for each of our business segments. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)
Directional drilling services	$52,331	$32,218	$20,113	$12,097	$5,069	$7,028
Rental tools	36,331	3,499	32,832	18,881	780	18,101
International drilling	23,853	—	23,853	4,139	—	4,139
Casing and tubing services	37,790	12,596	25,194	9,899	4,015	5,884
Compressed air drilling services	32,048	16,684	15,364	8,617	3,331	5,286
Production services	10,883	6,833	4,050	737	(130)	867
General corporate	—	—	—	(10,812)	(4,380)	(6,432)

Total	$193,236	$71,830	$121,406	$43,558	$8,685	$34,873

Directional Drilling Services Segment
Revenues for the nine months ended September 30, 2006 for our directional drilling services segment were $52.3 million, an increase of 62.4% from the $32.2 million in revenues for the nine months ended September 30, 2005. Income from operations increased 138.6% to $12.1 million for the first nine months of 2006 from $5.1 million for the comparable 2005 period. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, improved pricing for directional and horizontal drilling services, the acquisition of Target as of August 1, 2005, the purchase of an additional six MWDs, the establishment of new operations in West Texas and Oklahoma, and the addition of operations and sales personnel which increased our capacity and market presence. Our increased operating expenses as a result of the addition of operations and personnel were more than offset by the growth in revenues and improved pricing for our services.
Rental Tools Segment
Revenues for the nine months ended September 30, 2006 for the rental tools segment were $36.3 million, an increase from $3.5 million in revenues for the nine months ended September 30, 2005. Income from operations increased to $18.9 million in the 2006 period compared to $780,000 in the 2005 period. Our rental tools revenues and operating income for the first nine months of 2006 increased compared to the prior year due primarily due to the acquisitions of Specialty and Delta. Delta was acquired as of April 1, 2005, and Specialty was acquired as of January 1, 2006, the effective date of their respective acquisitions. Safco, Delta and Specialty were merged in February 2006 to form Allis-Chalmers Rental Tools, Inc.
International Drilling Segment
On August 14, 2006, we acquired DLS which established the international drilling segment for us. Revenues for the quarter ended September 30, 2006 for the international drilling segment were $23.9 million and the income from operations was $4.1 million.

Casing and Tubing Services Segment
Revenues for the nine months ended September 30, 2006 for the casing and tubing services segment were $37.8 million, an increase of 200.0% from the $12.6 million in revenues for the nine months ended September 30, 2005. Revenues from domestic operations increased to $33.1 million in the 2006 period from $8.0 million in the 2005 period as a result of the acquisitions of the casing and tubing assets of Patterson Services on September 1, 2005 and Rogers effective April 1, 2006, which resulted in increased market penetration for our services in South Texas, East Texas, Louisiana and the U.S. Gulf of Mexico. Revenues from Mexico operations increased to $4.7 million in the first nine months of 2006 from $4.6 million in the 2005 period. Income from operations increased 146.6% to $9.9 million in the first nine months of 2006 from $4.0 million in the first nine months of 2005. The increase in this segment’s operating income is due to our increased revenues from domestic operations. The operating income as a percentage of revenue decreased to 26.2% for the nine months ended September 30, 2006 compared to 31.9% for the same period of 2005. The decrease in operating income as a percentage of revenues is due to the increase in domestic revenues as compared to Mexico revenues, which have higher operating income margins.
Compressed Air Drilling Services Segment
Our compressed air drilling revenues were $32.0 million for the nine months ended September 30, 2006, an increase of 92.1% compared to $16.7 million in revenues for the nine months ended September 30, 2005. Income from operations increased to $8.6 million in the 2006 period compared to income from operations of $3.3 million in the 2005 period. Our compressed air drilling revenues and operating income for the first nine months of 2006 increased compared to the prior year due primarily due to the acquisition of the air drilling assets of WT as of July 11, 2005, improved pricing for our services and our investment in additional equipment.
Production Services Segment
Revenues were $10.9 million for the nine months ended September 30, 2006, an increase of 59.3% compared to $6.8 million in revenues for the nine months ended September 30, 2005. Income from operations increased to $737,000 in the 2006 period compared to loss from operations of $130,000 in the 2005 period. Our production services revenues and operating income for the first nine months of 2006 increased compared to the prior year due to the acquisition of Capcoil and improved pricing for our services and improved utilization of our equipment.
General Corporate
General corporate expenses increased $6.4 million to $10.8 million for the nine months ended September 30, 2006 compared to $4.4 million for the nine months ended September 30, 2005. The increase was due to stock option expense of $2.3 million recorded in 2006 with the adoption of SFAS 123R, the increase in accounting and administrative staff to support the growing organization, increased franchise taxes based on our increased authorized shares and cost related to our Sarbanes-Oxley compliance effort.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, to complete acquisitions to acquire and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. We had cash and cash equivalents of $50.3 million at September 30, 2006 compared to $1.9 million at December 31, 2005.
Operating Activities
In the nine months ended September 30, 2006, our operating activities provided $33.3 million in cash compared to $3.9 million for the same period in 2005. Net income for the nine months ended September 30, 2006 increased to $25.3 million, compared to $4.6 million in the 2005 period. The $25.3 million in net income for the 2006 period includes a charge of $2.6 million related to the expensing of stock options as required under SFAS No. 123R. Revenues and income from operations increased in the first nine months of 2006 due to acquisitions completed in 2006 and the second and third quarters of 2005, the investment in additional equipment, the opening of new operations offices, the addition of operations and sales personnel and improved pricing for our services

Non-cash expenses totaled $17.2 million during the first nine months of 2006 consisting of $14.6 million of depreciation and amortization, $2.6 million from the expensing of stock options, $355,000 of imputed interest related to the effective date of the Specialty acquisition, $353,000 related to increases to the allowance for doubtful accounts receivables, less $728,000 on the gain from asset retirements.
Non-cash expenses during the first nine months of 2005 totaled $5.8 million, consisting of depreciation and amortization expense of $4.7 million, $653,000 from the write-off of deferred financing costs due to the early retirement of debt and $488,000 of minority interest in the income of AirComp.
During the nine months ended September 30, 2006, changes in operating assets and liabilities used $9.6 million in cash, principally due to an increase of $17.2 million in accounts receivable, an increase of $2.2 million in inventory, a decrease of $1.6 million in accounts payable, offset in part by an increase of $4.7 million in accrued interest and an increase of $2.5 million in accrued expenses. Accounts receivable increased due to the increase in our revenues in the first nine months of 2006. Other inventory increased primarily due to increased activity levels. The increase in accrued interest relates to our 9.0% senior notes issued in 2006 which is only payable in January and July. The increase in accrued expenses can be attributed to additional income tax liability due to profitability and additional expenses related to higher activity levels.
During the nine months ended September 30, 2005, changes in operating assets and liabilities used $6.6 million in cash, principally due to an increase of $7.3 million in accounts receivable, an increase in inventory of $2.8 million, offset in part by a decrease of $1.3 million in other current assets, an increase of $1.1 million in accounts payable, an increase in accrued expenses of $1.3 million and an increase of $497,000 in accrued interest. Accounts receivable increased due to the increase in our revenues in the first nine months of 2005. The increase in inventory primarily relates to the expansion of our production services segment with the acquisition of Capcoil. Accounts payable increased due to the increased level of activity.
Investing Activities
During the nine months ended September 30, 2006, we used $225.5 million in investing activities, consisting of $95.8 million for the acquisition of Specialty, net of cash received, $10.7 million for the acquisition of Rogers, net of cash received, $96.6 million for the acquisition of DLS, net of cash received and $25.8 million for capital expenditures, offset by $3.5 million of proceeds from equipment sales. Included in the $25.8 million for capital expenditures was $ 7.8 million for equipment used in our casing and tubing segment, $3.0 million for the expansion of our MWD equipment used in the directional drilling segment, $6.3 million for additional equipment in our compressed air drilling services segment and $3.1 million for our international drilling segment. A majority of our equipment sales relate to items “lost in hole” by our customers.
During the first nine months of 2005, we used $46.3 million in investing activities, consisting of $15.4 million for acquisitions of businesses, net of cash received, $21.3 for acquisitions structured as asset purchases and $9.6 million for capital expenditures. Equipment purchases consisted primarily of $3.2 million for casing equipment, approximately $2.1 million for the purchase of downhole motors and approximately $2.8 million for new compressed air drilling equipment.
Financing Activities
During the nine months ended September 30, 2006, financing activities provided $240.5 million in cash. We received $257.8 million in proceeds from long-term debt, repaid $51.7 million in borrowings under long-term debt facilities, repaid $3.0 million in related party debt, repaid $6.4 million net under our line of credit and paid $8.0 million in debt issuance costs. We also received $46.5 million from the issuance of our common stock in a public offering, net of expenses along with $5.4 million in proceeds from the exercise of options and warrants.
During the nine months ended September 30, 2005, financing activities provided a net of $38.9 million in cash. We received $45.7 million in proceeds from long-term debt, repaid $21.4 million in borrowings under long-term facilities and paid $1.2 million in debt issuance costs. We also received $15.9 million in proceeds from the issuance of common stock in a public offering completed in August of 2005.
At September 30, 2006, we had $271.0 million in outstanding indebtedness, of which $262.5 million was long term debt and $8.5 million was the current portion of long term debt.
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty and DLS, to repay existing debt and for general corporate purposes.

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
All amounts outstanding under our July 2005 credit agreement were paid off with the proceeds of our senior notes offering on January 18, 2006. On January 18, 2006, we also executed an amended and restated credit agreement which provides for a $25.0 million revolving line of credit which matures in January 2010. Our January 2006 amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the January 2006 amended and restated credit agreement are secured by substantially all of our assets.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average margin was 1.6% at September 30, 2006. The bank loans are denominated in U.S. dollars and the outstanding amount due as of September 30, 2006 was $7.9 million.
On July 11, 2005, we acquired from M-I its 45% equity interest in AirComp and the subordinated note in the principal amount of $4.8 million issued by AirComp, for which we paid M-I $7.1 million in cash and issued a new $4.0 million subordinated note bearing interest at 5.0% per annum. The subordinated note issued to M-I required quarterly interest payments and the principal amount was due October 9, 2007. Contingent upon a future equity offering, the subordinated note was convertible into up to 700,000 shares of our common stock at a conversion price equal to the market value of the common stock at the time of conversion. This note was repaid from the proceeds of our 9.0% senior notes offering, which we completed in August 2006.
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
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. At September 30, 2006 and December 31, 2005 the outstanding amounts due were $150,000 and $500,000, respectively.
In connection with the purchase of Delta, we issued to the sellers a note in the amount of $350,000. The note bore interest at 2% and the principal and accrued interest was repaid on its maturity of April 1, 2006. In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009.

In connection with the purchase of Tubular, we agreed to pay a total of $1.2 million to Mr. Mortensen in exchange for a non-compete agreement. Monthly payments of $20,576 are due under this agreement through January 31, 2007. In connection with the purchase of Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at September 30, 2006 and December 31, 2005 were $332,000 and $698,000, respectively.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. At September 30, 2006 and December 31, 2005, the principal and accrued interest on these notes totaled approximately $32,000 and $96,000, respectively.
We also had a real estate loan which was payable in equal monthly installments of $4,344 with the remaining outstanding balance due on January 1, 2010. The loan had a floating interest rate based on prime plus 2.0%. The outstanding principal balance was $548,000 at December 31, 2005. The balance of this loan was repaid in full in January 2006 with proceeds from our senior notes offering.
We have various rig and equipment financing loans with interest rates ranging from 5.0% to 8.7% and terms of 2 to 5 years. As of September 30, 2006 and December 31, 2005, the outstanding balances for rig and equipment financing loans were $4.4 million and $1.9 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $1.8 million as of September 30, 2006. We also have various capital leases with terms that expire in 2008. As of September 30, 2006 and December 31, 2005, amounts outstanding under capital leases were $543,000 and $917,000, respectively. In January 2006, we prepaid $350,000 of the outstanding equipment loans with proceeds from our senior notes offering.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities.
Capital Requirements
We have identified capital expenditure projects that will require up to approximately $12.0 million for the remainder of 2006, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. The acquisition of assets could require additional financing. We also expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers’ expenditures for oil and gas exploration and development, and industry perceptions and expectations of future oil and natural gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we will require additional equity or debt financing. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.

Recent Developments
On October 17, 2006, we completed the acquisition of all of the outstanding stock of Petro-Rentals, Incorporated, or Petro, based in Broussard, Louisiana. The purchase price of Petro consisted of $29.8 million in cash, which includes the payment of approximately $9.5 million of debt, and 246,761 shares of our common stock. The acquisition was funded with cash on hand remaining from our recent equity and debt securities offerings. Petro serves both the onshore and offshore markets from its division offices in Broussard, Houma and Arcadia, Louisiana as well as from Alvin, Texas. Petro provides a variety of quality rental tools and equipment and services, with an emphasis on production related equipment and services, including wire line services and equipment, land and offshore pumping services and coiled tubing.
On October 26, 2006, we announced that we had entered into a definitive agreement to purchase substantially all the assets of Oil & Gas Rental Services, Inc., or OGRS, a Louisiana based corporation that provides rental tools to both offshore and onshore exploration and production companies. The consideration for the acquisition of the assets will consist of $291.0 million in cash and 3.2 million shares of our common stock, subject to post-closing working capital adjustments. The transaction is expected to close in the fourth quarter. OGRS has an extensive inventory of premium rental equipment, including drill pipe, spiral heavy weight drill pipe, tubing work strings, blow-out preventers, choke manifolds and various valves and handling tools for oil and natural gas drilling. OGRS has facilities in Morgan City, Louisiana and Victoria, Texas. In addition, upon execution of the Agreement, we deposited $9.0 million in an interest bearing account. The deposit will be credited against the cash portion of the purchase price at the closing, unless the closing does not occur on or prior to December 31, 2006, and as of such date, all of the deposit forfeiture conditions in the agreement have been satisfied (in which case, seller would retain the $9.0 million as liquidated damages).
We received a commitment, subject to customary conditions, from Royal Bank of Canada to extend a bridge loan to finance the cash portion of the purchase price for the acquisition of OGRS.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2006.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157 and have not yet determined the impact, if any, on our financial statements.
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

At December 31, 2005, we were exposed to interest rate fluctuations on approximately $49.0 million of notes payable and bank credit facility borrowings carrying variable interest rates. During the first quarter of 2006, we repaid the existing variable interest rate debt. As part of our acquisition of DLS, we assumed various bank loans carrying variable interest rates with an outstanding balance of $7,946,000 as of September 30, 2006.
We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of September 30, 2006, we had $43.1 million invested in short-term investments.
Foreign Currency Exchange Rate Risk.
We have designated the U.S. dollar as the functional currency for our operations in international locations as we contract with customers, purchase equipment and finance capital using the U.S. dollar. Local currency transaction gains and losses, arising from remeasurement of certain assets and liabilities denominated in local currency, are included in our consolidated statements of income. We conduct business in Mexico through our Mexican partner, Matyep. This business exposes us to foreign exchange risk. To control this risk, we provide for payment in U.S. dollars. However, we have historically provided our partner a discount upon payment equal to 50% of any loss suffered by our partner as a result of devaluation of the Mexican peso between the date of invoicing and the date of payment. To date, such payments have not been material in amount.
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
As disclosed in the notes to our consolidated financial statements and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement,” in each case, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, we understated diluted earnings per share due to an incorrect calculation of our weighted shares outstanding for the third quarter of 2003, for each of the first three quarters of 2004, for the years ended December 31, 2003 and 2004 and for the quarter ended March 31, 2005. In addition, we understated basic earnings per share due to an incorrect calculation of our weighted average basic shares outstanding for the quarter ended September 30, 2004. Consequently, we have restated our financial statements for each of those periods. The incorrect calculation resulted from a mathematical error and an improper application of Statement of Financial Accounting Standards, or SFAS, No. 128, Earnings Per Share. Management has concluded that the need to restate our financial statements resulted, in part, from the lack of sufficient experienced accounting personnel, which in turn resulted in a lack of effective control over the financial reporting process.
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
(b) Change in Internal Control Over Financial Reporting.
The following changes were made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	We continued the engagement of an independent internal controls consulting firm which is in the process of documenting, analyzing, identifying and testing internal controls.

•	During the quarter we completed the process of consolidating our payroll functions, excluding recent acquisitions, to improve quality control over the process. In addition, we completed the change to a new third party processor to handle our payroll calculations.

•	We hired an information technology director who has improved our back-up capability and is in the process of upgrading our network infrastructure.

•	We hired a tax manager with responsibility for tax notices and the preparation of income and franchise tax returns.

•	We continue to implement improvements in the way the accounting software is utilized.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.
ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes during the quarter ended September 30, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, which we refer to as our Annual Report.
•	The first paragraph of the risk factor titled, “We have a substantial amount of debt which could adversely affect our financial health and prevent us from making principal and interest payments on our senior notes and other debt” is updated as follows:
As of September 30, 2006, we had approximately $271.0 million of consolidated total indebtedness outstanding and approximately $11.7 million of additional secured borrowing capacity available under our credit agreement as of September 30, 2006.
•	We updated the risk factor titled, “Failure to maintain effective disclosure controls and procedures and/or internal controls over financial reporting could have a material adverse effect on our operations” to include the added risk that we may not be able to conclude that we have effective disclosure controls and procedures and/or effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act if we are not successful in integrating acquired businesses into our consolidated company’s system of disclosure controls and procedures and internal controls over financial reporting. We have also added the following paragraph to the risk factor:
During the course of our integration of any acquired business, we may identify needed improvements to our or such acquired business’ internal controls and may be required to design enhanced processes and controls in order to make such improvements. This could result in significant delays and costs to us and could require us to divert substantial resources, including management time, from other activities.
•	We updated the risk factor titled, “Historically, we have been dependent on a few customers operating in a single industry, the loss of one or more could adversely affect our financial condition and results of operation” to include the following:

DLS currently relies on two customers for a majority of its revenue. In 2005, Pan American Energy LLC Sucursal Argentina, or Pan American Energy, represented 55% of DLS’ revenues and Repsol-YPF represented 15% of DLS’ revenues.
•	In addition to the risk factors previously disclosed in the Annual Report, we have identified the following new risk factors, which are primarily related to our recent acquisition of DLS:
We are a holding company, and as a result we are dependent on cash transfers from our subsidiaries to meet our obligations, including with respect to our senior notes.
We are a holding company and do not conduct any business operations of our own. Our principal assets are the equity interests we own in our operating subsidiaries, either directly or indirectly. As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our subsidiaries in order to make dividend payments to our stockholders, to repay any debt we may incur, and to meet our other obligations. The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries, as well as by the terms of our credit agreement and the indenture governing our senior notes. For example, the corporate laws of some jurisdictions prohibit the payment of dividends by any subsidiary unless the subsidiary has a capital surplus or net profits in the current or immediately preceding fiscal year. Payments or distributions from our subsidiaries also could be subject to restrictions on dividends or repatriation of earnings under applicable local law, and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of, or distributions from any subsidiary upon its bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of the assets of any subsidiary, will be junior to the claims of that subsidiary’s creditors, including trade creditors.
We anticipate that our recent acquisition of DLS will substantially change the nature of our operations and business.
We anticipate that our recent acquisition of DLS will substantially change the nature and geographic location of our operations and business as a result of the character and location of DLS’ businesses, which have substantially different operating characteristics and are in different geographic locations from our existing businesses. Prior to our acquisition of DLS, we have operated as an oilfield services company domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, offshore in the Gulf of Mexico, and internationally in Mexico. DLS’ business is located primarily in Argentina, and we have no significant operations in South America other than through DLS. Accordingly, this acquisition will subject us to risks inherent in operating in a foreign country where we do not have significant prior experience. DLS’ business consists of employing drilling and workover rigs for drilling, completion and repair services for oil and gas wells, and we do not own any drilling rigs or workover rigs other than through DLS, and have not historically provided such services. Consequently, we may not be able to realize the economic benefits of this acquisition as efficiently as in our prior acquisitions, if at all.
A material or extended decline in expenditures by oil and gas companies due to a decline or volatility in oil and gas prices, a decrease in demand for oil and gas or other factors may reduce demand for DLS’ services and substantially reduce DLS’ revenues, profitability, cash flows and/or liquidity.
The profitability of DLS’ operations depends upon conditions in the oil and gas industry and, specifically, the level of exploration and production expenditures of oil and gas company customers. The oil and gas industry is cyclical and subject to governmental price controls. The demand for contract drilling and related services is directly influenced by many factors beyond DLS’ control, including:
•	oil and gas prices and expectations about future prices;

•	the demand for oil and gas, both in Latin America and globally;

•	the cost of producing and delivering oil and gas;

•	advances in exploration, development and production technology;

•	government regulations, including governmental imposed commodity price controls, export controls and renationalization of a country’s oil and gas industry;

•	local and international political and economic conditions;

•	the ability of OPEC to set and maintain production levels and prices;

•	the level of production by non-OPEC countries; and

•	the policies of various governments regarding exploration and development of their oil and gas reserves.
Depending on the factors outlined above, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Such a reduction in demand may erode daily rates and utilization of DLS’ rigs. Any significant decrease in daily rates or utilization of DLS’ rigs could materially reduce DLS’ revenues, profitability, cash flows and/or liquidity.

DLS’ operations and financial condition could be affected by union activity and general labor unrest. Additionally, DLS’ labor expenses could increase as a result of governmental regulation of payments to employees.
In Argentina, labor organizations have substantial support and have considerable political influence. The demands of labor organizations have increased in recent years as a result of the general labor unrest and dissatisfaction resulting from the disparity between the cost of living and salaries in Argentina as a result of the devaluation of the Argentine peso. There can be no assurance that DLS will not face labor disruptions in the future or that any such disruptions will not have a material adverse effect on DLS’ financial condition or results of operations.
The Argentine government has in the past and may in the future promulgate laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees, including significant mandatory severance payments. In the aftermath of the Argentine economic crisis of 2001 and 2002, both the government and private sector companies have experienced significant pressure from employees and labor organizations relating to wage levels and employee benefits. In early 2005 the Argentine government promised not to order salary increases by decree. However, there has been no abatement of pressure to mandate salary increases, and it is possible the government will adopt measures that will increase salaries or require DLS to provide additional benefits, which would increase DLS’ costs and potentially reduce DLS’ profitability, cash flow and/or liquidity.
Rig upgrade, refurbishment and construction projects are subject to risks, including delays and cost overruns, which could have an adverse effect on DLS’ results of operations and cash flows.
DLS often has to make upgrade and refurbishment expenditures for its rig fleet to comply with DLS’ quality management and preventive maintenance system or contractual requirements or when repairs are required in response to an inspection by a governmental authority. DLS may also make significant expenditures when it moves rigs from one location to another. Additionally, DLS may make substantial expenditures for the construction of new rigs. Rig upgrade, refurbishment and construction projects are subject to the risks of delay or cost overruns inherent in any large construction project.
Significant cost overruns or delays could adversely affect DLS’ financial condition and results of operations. Additionally, capital expenditures for rig upgrade, refurbishment or construction projects could exceed DLS’ planned capital expenditures, impairing DLS’ ability to service its debt obligations.
An oversupply of comparable rigs in the geographic markets in which DLS competes could depress the utilization rates and dayrates for DLS’ rigs and materially reduce DLS’ revenues and profitability.
Utilization rates, which are the number of days a rig actually works divided by the number of days the rig is available for work, and dayrates, which are the contract prices customers pay for rigs per day, are also affected by the total supply of comparable rigs available for service in the geographic markets in which DLS competes. Improvements in demand in a geographic market may cause DLS’ competitors to respond by moving competing rigs into the market, thus intensifying price competition. Significant new rig construction could also intensify price competition. In the past, there have been prolonged periods of rig oversupply with correspondingly depressed utilization rates and dayrates largely due to earlier, speculative construction of new rigs. Improvements in dayrates and expectations of longer-term, sustained improvements in utilization rates and dayrates for drilling rigs may lead to construction of new rigs. These increases in the supply of rigs could depress the utilization rates and dayrates for DLS’ rigs and materially reduce DLS’ revenues and profitability.

Political and economic instability in South America may hurt DLS’ operations materially.
Currently, DLS derives substantially all of its revenues from operations in Argentina and a small portion from operations in Bolivia. DLS’ operations are subject to the following risks, among others:
•	expropriation of assets;

•	nationalization of components of the energy industry in the geographic areas where DLS operates;

•	foreign currency fluctuations and devaluation;

•	new economic and tax policies;

•	restrictions on currency, income, capital or asset repatriation;

•	political instability, war and civil disturbances;

•	uncertainty or instability resulting from armed hostilities or other crises in the Middle East or the geographic areas in which DLS operates; and

•	acts of terrorism.
DLS attempts to limit the risks of currency fluctuation and restrictions on currency repatriation where possible by obtaining contracts providing for payment of a percentage of the contract in U.S. dollars or freely convertible foreign currency. To the extent possible, DLS seeks to limit its exposure to local currencies by matching the acceptance of local currencies to DLS’ expense requirements in those currencies. Although DLS has done this in the past, DLS may not be able to take these actions in the future, thereby exposing DLS to foreign currency fluctuations that could cause its results of operations, financial condition and cash flows to deteriorate materially.
Over the past several years, Argentina and Bolivia have experienced political and economic instability that resulted in significant changes in their general economic policies and regulations.
DLS derives a small portion of its revenues from operating one drilling rig in Bolivia. Recently, Bolivian President Evo Morales announced the nationalization of Bolivia’s natural gas industry and ordered the Bolivian military to occupy Bolivia’s natural gas fields. This measure will likely adversely affect the Bolivian operations of foreign oil and gas companies operating in Bolivia, including DLS’ customers and potential future customers, and accordingly, DLS’ prospects for future business in Bolivia may be harmed. In addition, in light of these recent political developments in Bolivia, DLS’ assets in Bolivia may be subject to an increased risk of expropriation or government imposed restrictions on movement to a new location.
Devaluation of the Argentine peso will adversely affect DLS’ results of operations.
The Argentine peso has been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. Given the economic and political uncertainties in Argentina, it is impossible to predict whether, and to what extent, the value of the Argentine peso may depreciate or appreciate against the U.S. dollar. We cannot predict how these uncertainties will affect DLS’ financial results, but there is a risk that DLS’ financial performance could be adversely affected. Moreover, we cannot predict whether the Argentine government will further modify its monetary policy and, if so, what effect any of these changes could have on the value of the Argentine peso. Such changes could have an adverse effect on DLS’ financial condition and results of operations.
Argentina continues to face considerable political and economic uncertainty.
Although general economic conditions have shown improvement and political protests and social disturbances have diminished considerably since the economic crisis of 2001 and 2002, the rapid and radical nature of the changes in the Argentine social, political, economic and legal environment over the past several years and the absence of a clear political consensus in favor of any particular set of economic policies have given rise to significant uncertainties about the country’s economic and political future. It is currently unclear whether the economic and political stability experienced over the past several years will continue and it is possible that, despite recent economic growth, Argentina may return to a deeper recession, higher inflation and unemployment and greater social unrest. If instability persists, there could be a material adverse effect on DLS’ results of operations and financial condition.
In the event of further social or political crisis, companies in Argentina may also face the risk of further civil and social unrest, strikes, expropriation, nationalization, forced renegotiation or modification of existing contracts and changes in taxation policies, including royalty and tax increases and retroactive tax claims. In addition, investments in Argentine companies may be further affected by changes in laws and policies of the United States affecting foreign trade, taxation and investment.

An increase in inflation could have a material adverse effect on DLS’ results of operations.
The devaluation of the Argentine peso created pressures on the domestic price system that generated high rates of inflation in 2002 before substantially stabilizing in 2003 and remaining stable in 2004. In 2005, however, inflation rates began to increase. In addition, in response to the economic crisis in 2002, the federal government granted the Central Bank greater control over monetary policy than was available to it under the previous monetary regime, known as the “Convertibility” regime, including the ability to print currency, to make advances to the federal government to cover its anticipated budget deficit and to provide financial assistance to financial institutions with liquidity problems. We cannot assure you that inflation rates will remain stable in the future. Significant inflation could have a material adverse effect on DLS’ results of operations and financial condition.
DLS is subject to numerous governmental laws and regulations, including those that may impose significant liability on DLS for environmental and natural resource damages.
Many aspects of DLS’ operations are subject to laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring DLS to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. The countries where DLS operates have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit DLS’ operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering DLS liable for environmental and natural resource damages without regard to negligence or fault on DLS’ part. These laws and regulations may expose DLS to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas could materially limit future contract drilling opportunities or materially increase DLS’ costs or both.
DLS is subject to hazards customary for drilling operations, which could adversely affect its financial performance if DLS is not adequately indemnified or insured.
Substantially all of DLS’ operations are subject to hazards that are customary for oil and gas drilling operations, including blowouts, reservoir damage, loss of well control, cratering, oil and gas well fires and explosions, natural disasters, pollution and mechanical failure. Any of these risks could result in damage to or destruction of drilling equipment, personal injury and property damage, suspension of operations or environmental damage. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and DLS generally obtains indemnification from its customers by contract for some of these risks. However, there may be limitations on the enforceability of indemnification provisions that allow a contractor to be indemnified for damages resulting from the contractor’s fault. To the extent that DLS is unable to transfer such risks to customers by contract or indemnification agreements, DLS generally seeks protection through insurance. However, DLS has a significant amount of self-insured retention or deductible for certain losses relating to workers’ compensation, employers’ liability, general liability and property damage. There is no assurance that such insurance or indemnification agreements will adequately protect DLS against liability from all of the consequences of the hazards and risks described above. The occurrence of an event not fully insured or for which DLS is not indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will continue to be available to cover any or all of these risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive.
In connection with our recent acquisition of DLS, the DLS sellers have the right to designate two nominees for election to our board of directors, and their interests may be different from yours.
The DLS sellers collectively hold 2.5 million shares of our common stock, representing approximately 10.1% of our issued and outstanding shares. Under the investors rights agreement that we entered into in connection with the DLS acquisition, the DLS sellers have the right to designate two nominees for election to our board of directors. As a result, the DLS sellers have a greater ability to determine the composition of our board of directors and to control our future operations and strategy as compared to the voting power and control that could be exercised by a stockholder owning the same number of shares and not benefiting from board designation rights.

Conflicts of interest between the DLS sellers and other holders of our securities may arise with respect to sales of shares of capital stock owned by the DLS sellers or other matters. In addition, the interests of the DLS sellers regarding any proposed merger or sale may differ from the interests of other holders of our securities.
The board designation rights described above could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our securities and/or our ability to meet our obligations thereunder.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 14, 2006, we issued 2.5 million shares of common stock to the sellers of DLS as the stock portion of the purchase price of DLS. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction by the issuer not involving any public offering.
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2006.

Allis-Chalmers Energy Inc.

(Registrant)

/s/ Munawar H. Hidayatallah

Munawar H. Hidayatallah
Chief Executive Officer and
Chairman

EXHIBIT INDEX
1.1	Underwriting Agreement dated as of August 8, 2006 by and between the Registrant and the underwriters listed on Schedule A thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on August 9, 2006).

4.1	First Supplemental Indenture dated as of August 11, 2006 by and among Allis-Chalmers GP, LLC, Allis-Chalmers LP, LLC, Allis-Chalmers Management, LP, Rogers Oil Tool Services, Inc., the Registrant, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on August 14, 2006).

10.1	Purchase Agreement dated as of August 8, 2006 by and between the Registrant, the guarantors listed on Schedule B thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 14, 2006).

10.2	Registration Rights Agreement dated as of August 14, 2006 by and among the Registrant, the guarantors listed on Schedule A thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

10.3	Investors Rights Agreement dated as of August 18, 2006 by and among the Registrant and the investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

10.4	First Amendment to Amended and Restated Credit Agreement dated as of August 8, 2006, by and among the Registrant, the guarantors named thereto and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 14, 2006).

10.5	2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2006).

10.6	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 18, 2006).

10.7	Form of Employee Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on September 18, 2006).

10.8	Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on September 18, 2006).

10.9	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on September 18, 2006).

10.10	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on September 18, 2006).

10.11	Stock Purchase Agreement dated October 17, 2006 by and between Allis-Chalmers Production Services, Inc. and Randolph J. Hebert (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 19, 2006).

10.12	Asset Purchase Agreement dated October 25, 2006 by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 26, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith