Form 10-Q/A
period 2006-09-30
Allis Chalmers Energy Inc.
filed 2006-12-29
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
Commission file number 1-2199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-0126090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Strategic Agreement
Amendment No.1 to Strategic Agreement
Amendment No.2 to Strategic Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, as originally filed on November 8, 2006, is being filed solely to file Exhibits 10.13, 10.14 and 10.15 as exhibits thereto and to amend the Exhibit Index included in Item 6 of Part II to add the new exhibits. An amended list of exhibits, including the new exhibits, is set forth below.
Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q/A are filed as part of this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2006.
Allis-Chalmers Energy Inc.
(Registrant)

/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX

1.1	Underwriting Agreement dated as of August 8, 2006 by and between the Registrant and the underwriters listed on Schedule A thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on August 9, 2006).

4.1	First Supplemental Indenture dated as of August 11, 2006 by and among Allis-Chalmers GP, LLC, Allis-Chalmers LP, LLC, Allis-Chalmers Management, LP, Rogers Oil Tool Services, Inc., the Registrant, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on August 14, 2006).

10.1	Purchase Agreement dated as of August 8, 2006 by and between the Registrant, the guarantors listed on Schedule B thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 14, 2006).

10.2	Registration Rights Agreement dated as of August 14, 2006 by and among the Registrant, the guarantors listed on Schedule A thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

10.3	Investors Rights Agreement dated as of August 18, 2006 by and among the Registrant and the investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

10.4	First Amendment to Amended and Restated Credit Agreement dated as of August 8, 2006, by and among the Registrant, the guarantors named thereto and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 14, 2006).

10.5	2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2006).

10.6	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 18, 2006).

10.7	Form of Employee Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on September 18, 2006).

10.8	Form of Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on September 18, 2006).

10.9	Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on September 18, 2006).

10.10	Form of Non-Employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on September 18, 2006).

10.11	Stock Purchase Agreement dated October 17, 2006 by and between Allis-Chalmers Production Services, Inc. and Randolph J. Hebert (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 19, 2006).

10.12	Asset Purchase Agreement dated October 25, 2006 by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 26, 2006).

10.13*	Strategic Agreement dated July 1, 2003 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina.

10.14*	Amendment No. 1 dated May 18, 2005 to Strategic Agreement between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina.

10.15*	Amendment No. 2 dated January 1, 2006 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.