Form 10-Q
period 2007-03-31
Allis Chalmers Energy Inc.
filed 2007-05-10
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At May 1, 2007 there were 34,644,510 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$75,287	$39,745
Trade receivables, net	117,595	95,766
Inventories	30,440	28,615
Prepaid expenses and other	9,321	16,636

Total current assets	232,643	180,762

Property and equipment, net	562,951	554,258
Goodwill	125,854	125,835
Other intangible assets, net	31,801	32,840
Debt issuance costs, net	14,991	9,633
Other assets	5,020	4,998

Total assets	$973,260	$908,326

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$5,248	$6,999
Trade accounts payable	29,024	25,666
Accrued salaries, benefits and payroll taxes	11,845	10,888
Accrued interest	8,636	11,867
Accrued expenses	19,075	16,951

Total current liabilities	73,828	72,371

Long-term debt, net of current maturities	510,423	561,446
Deferred income taxes	21,491	19,953
Other long-term liabilities	588	623

Total liabilities	606,330	654,393

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 34,309,797 issued and outstanding at March 31, 2007 and 28,233,411 issued and outstanding at December 31, 2006)	343	282
Capital in excess of par value	316,979	216,208
Retained earnings	49,608	37,443

Total stockholders’ equity	366,930	253,933

Total liabilities and stockholders’ equity	$973,260	$908,326

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues	$135,900	$47,911

Cost of revenues
Direct costs	77,605	27,998
Depreciation	11,816	3,330

Total cost of revenues	89,421	31,328

Gross margin	46,479	16,583

General and administrative	13,971	7,343
Amortization	1,488	607

Income from operations	31,020	8,633

Other income (expense):
Interest expense	(13,571)	(3,705)
Interest income	759	77
Other	184	25

Total other income (expense)	(12,628)	(3,603)

Income before income taxes	18,392	5,030

Provision for taxes	(6,227)	(607)

Net income	$12,165	$4,423

Net income per common share:
Basic	$0.38	$0.26
Diluted	$0.37	$0.23

Weighted average shares outstanding:
Basic	32,330	17,105
Diluted	33,011	19,113
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$12,165	$4,423
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	11,816	3,330
Amortization	1,488	607
Write-off of deferred financing fees due to refinancing	1,225	—
Imputed interest	—	355
Stock option expense	453	942
Allowance for bad debts	172	180
Deferred taxes	1,538	—
Gain on sale of property and equipment	(862)	(514)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(22,001)	(4,288)
(Increase) in inventories	(1,825)	(1,484)
Decrease in other current assets	7,315	7
(Increase) in other assets	(41)	(88)
Increase (decrease) in accounts payable	3,358	(1,286)
Increase (decrease) in accrued interest	(3,231)	2,764
Increase (decrease) in accrued expenses	2,124	(11,017)
Increase in accrued salaries, benefits and payroll taxes	957	483
Increase (decrease) in other long-term liabilities	(35)	27

Net Cash Provided By (Used In) Operating Activities	14,616	(5,559)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash received	—	(83,447)
Proceeds from sale of property and equipment	2,698	1,200
Purchase of property and equipment	(22,345)	(7,586)

Net Cash Used In Investing Activities	(19,647)	(89,833)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	100,078	—
Proceeds from exercises of options and warrants	301	972
Proceeds from long-term debt	250,000	161,412
Repayments on long-term debt	(302,774)	(43,481)
Repayments on related party debt	—	(3,031)
Repayments on line of credit	—	(6,400)
Debt issuance costs	(7,032)	(5,339)

Net Cash Provided By Financing Activities	40,573	104,133

Net change in cash and cash equivalents	35,542	8,741

Cash and cash equivalents at beginning of year	39,745	1,920

Cash and cash equivalents at end of period	$75,287	$10,661

Supplemental information:
Interest paid	$15,566	$586
Income taxes paid	$178	$232
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, Arkansas, Alabama, West Virginia, offshore in the Gulf of Mexico, and internationally, primarily in Argentina and Mexico. We operate in six sectors of the oil and natural gas service industry: Rental Services; International Drilling; Directional Drilling; Tubular Services; Underbalanced Drilling; and Production Services.
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
On October 25, 2006 our Board of Directors approved the transfer of the listing of our common stock from the American Stock Exchange (“AMEX”) to the New York Stock Exchange (“NYSE”). Our common stock continued to trade on the AMEX under the symbol “ALY” until the transfer was completed on March 22, 2007, at which time we began trading on the NYSE under the symbol “ALY”.
Basis of Presentation
Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 effective January 1, 2007 and such adoption did not have a material effect on our financial statements.
Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. For United States federal tax purposes, our tax returns for the tax years 2001 through 2006 remain open for examination by the tax authorities. Our foreign tax returns remain open for examination for the tax years 2001 through 2006. Generally, for state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS 159 and have not yet determined the impact, if any, on our financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. We estimated forfeiture rates for the first three months of 2007 and 2006 based on our historical experience.
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
Our net income for the three months ended March 31, 2007 and 2006 includes approximately $453,000 and $0.9 million, respectively of compensation costs related to share-based payments. As of March 31, 2007 there is $623,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $609,000 to be recognized over the remainder of 2007, approximately $14,000 to be recognized in 2008.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — STOCK-BASED COMPENSATION (Continued)
A summary of our stock option activity and related information as of March 31, 2007 is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at beginning of period	1,350,365	$6.88	—
Granted	—	—	—
Canceled	—	—	—
Exercised	(73,233)	4.11	—

Outstanding at end of period	1,277,132	7.04	8.14	$11.13

Exercisable at end of period	1,037,115	$6.34	8.03	$9.76

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $987,000. The total cash received from option exercises during the three months ended March 31, 2007 was $301,000.
No options were granted in the three months ended March 31, 2007 and 2006.
Restricted stock awards activity during the three months ended March 31, 2007 were as follows:

		Weighted Average
		Grant-Date Fair Value
	Number of shares	per Share
Nonvested at December 31, 2006	27,000	$18.30
Granted	13,700	16.16
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	40,700	$17.58

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. As of March 31, 2007, there was $444,000 of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $330,000 to be recognized over the remainder of 2007, approximately $68,000 to be recognized in 2008 and approximately $46,000 to be recognized in 2009.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — INCOME PER COMMON SHARE
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
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$12,165	$4,423

Denominator:
Basic earnings per share — weighted average shares outstanding	32,330	17,105

Effect of potentially dilutive common shares:
Warrants and employee and director stock options	681	2,008

Diluted earnings per share - weighted average shares outstanding and assumed conversions	33,011	19,113

Net income per share — basic	$0.38	$0.26

Net income per share — diluted	$0.37	$0.23

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $125.9 million and $125.8 million at March 31, 2007 and December 31, 2006, respectively. Based on impairment testing performed during 2006 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three months ended March 31, 2007 were $1.0 million, compared to $384,000 for the same period last year. At March 31, 2007, intangible assets totaled $31.8 million, net of $4.1 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — INVENTORIES
Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Hammer bits
Finished goods	$1,839	$1,476
Work in process	2,129	2,266
Raw materials	3,318	2,638

Total hammer bits	7,286	6,380
Hammers	1,088	1,016
Drive pipe	607	716
Rental supplies	1,828	1,845
Chemicals and drilling fluids	2,702	2,673
Rig parts and related inventory	10,169	9,762
Coiled tubing and related inventory	2,268	1,627
Shop supplies and related inventory	4,492	4,596

Total inventory	$30,440	$28,615

NOTE 6 — DEBT
Our long-term debt consists of the following: (in thousands)

	March 31,	December 31,
	2007	2006
Senior notes	$505,000	$255,000
Bridge loan	—	300,000
Bank term loans	6,672	7,302
Revolving line of credit	—	—
Seller notes	900	900
Obligations under non-compete agreements	270	270
Notes payable to former directors	32	32
Equipment and vehicle installment notes	2,184	3,502
Insurance premium financing	331	1,025
Capital lease obligations	282	414

Total debt	515,671	568,445
Less: current maturities	5,248	6,999

Long-term debt obligations	$510,423	$561,446

Senior notes, bank loans and line of credit agreements
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc., or Specialty, and DLS Drilling, Logistics & Services Corporation, or DLS, to repay existing debt and for general corporate purposes.
On January 18, 2006, we also executed an amended and restated credit agreement which provides for a $25.0 million revolving line of credit with a maturity of January 2010. Our January 2006 amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the January 2006 amended and restated credit agreement are secured by substantially all of our assets located in the United States.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — DEBT (Continued)
On December 18, 2006, we closed on a $300.0 million senior unsecured bridge loan. The bridge loan was due 18 months after closing and bore a weighted average interest rate of 10.6%. The bridge loan, which was repaid on January 29, 2007, was used to fund the acquisition of substantially all of the assets of Oil & Gas Rental Services, Inc., or OGR.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of OGR.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates were 6.9% and 7.0% at March 31, 2007 and December 31, 2006, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of March 31, 2007 and December 31, 2006 were $6.7 million and $7.3 million, respectively.
Notes payable
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. At March 31, 2007 and December 31, 2006 the outstanding amounts due were $150,000.
In connection with the acquisition of Rogers Oil Tool Services, Inc., or Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009.
In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil Tubing Services, Inc., or Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at March 31, 2007 and December 31, 2006 were $270,000.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At March 31, 2007 and December 31, 2006, the principal and accrued interest on these notes totaled approximately $32,000.
Other debt
We have various equipment and vehicle financing loans with interest rates ranging from 5.0% to 8.7% and terms of 2 to 5 years. As of March 31, 2007 and December 31, 2006, the outstanding balances for equipment and vehicle financing loans were $2.2 million and $3.5 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $331,000 and $1.0 million as of March 31, 2007 and December 31, 2006, respectively. We also have various capital leases with terms that expire in 2008. As of March 31, 2007 and December 31, 2006, amounts outstanding under capital leases were $282,000 and $414,000, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — STOCKHOLDERS’ EQUITY
In January 2007 we closed on a public offering of 6.0 million shares of our common stock at a public offering price of $17.65 per share. Net proceeds from the public offering, together with the proceeds of our concurrent senior notes offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility, which we incurred to finance the OGR acquisition and for general corporate purposes.
We also had options and warrants exercised in the first three months of 2007, which resulted in 76,386 shares of our common stock being issued for approximately $301,000. We recognized approximately $453,000 of compensation expense related to stock options in the first three months of 2007 that was recorded as capital in excess of par value (see Note 2).
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and revolving credit facility and (iii) the subsidiaries that are not guarantors of the senior notes and revolving credit facility (in thousands, except for share and per share amounts). Prior to the acquisition of DLS, all of our subsidiaries were guarantors of our senior notes and revolving credit facility, the parent company had no independent assets or operations, the guarantees were full and unconditional and joint and several.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$70,246	$5,041	$—	$75,287
Trade receivables, net	—	78,892	39,131	(428)	117,595
Inventory	—	14,645	15,795	—	30,440
Intercompany receivables	97,722	—	—	(97,722)	—
Note receivable from affiliate	6,666	—	—	(6,666)	—
Prepaid expenses and other	5,703	2,729	889	—	9,321

Total current assets	110,091	166,512	60,856	(104,816)	232,643
Property and equipment, net	—	430,969	131,982	—	562,951
Goodwill	—	124,331	1,523	—	125,854
Other intangible assets, net	586	31,134	81	—	31,801
Debt issuance costs, net	14,991	—	—	—	14,991
Note receivable from affiliates	11,457	—	—	(11,457)	—
Investments in affiliates	748,324	—	—	(748,324)	—
Other assets	10	4,989	21	—	5,020

Total Assets	$885,459	$757,935	$194,463	$(864,597)	$973,260

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$2,840	$2,376	$—	$5,248
Trade accounts payable	31	14,728	14,266	(1)	29,024
Accrued salaries, benefits and payroll taxes	—	3,346	8,499	—	11,845
Accrued interest	8,565	—	71	—	8,636
Accrued expenses	101	10,622	8,779	(427)	19,075
Intercompany payables	—	455,440	—	(455,440)	—
Note payable to affiliate	—	—	6,666	(6,666)	—

Total current liabilities	8,729	486,976	40,657	(462,534)	73,828
Long-term debt, net of current maturities	505,750	377	4,296	—	510,423
Note payable to affiliate	—	—	11,457	(11,457)	—
Deferred income taxes	3,761	10,713	7,017	—	21,491
Other long-term liabilities	289	299	—	—	588

Total liabilities	518,529	498,365	63,427	(473,991)	606,330

Commitments and contingencies

Stockholders’ Equity
Common stock	343	3,526	42,963	(46,489)	343
Capital in excess of par value	316,979	167,508	74,969	(242,477)	316,979
Retained earnings	49,608	88,536	13,104	(101,640)	49,608

Total stockholders’ equity	366,930	259,570	131,036	(390,606)	366,930

Total liabilities and stockholder’s equity	$885,459	$757,935	$194,463	$(864,597)	$973,260

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$87,029	$48,888	$(17)	$135,900

Cost of revenues
Direct costs	—	43,035	34,587	(17)	77,605
Depreciation	—	9,117	2,699	—	11,816

Total cost of revenues	—	52,152	37,286	(17)	89,421

Gross margin	—	34,877	11,602	—	46,479

General and administrative	418	11,573	1,980	—	13,971
Amortization	462	1,018	8	—	1,488

Income from operations	(880)	22,286	9,614	—	31,020

Other income (expense):
Equity earnings in affiliates, net of tax	26,122	—	—	(26,122)	—
Interest, net	(13,089)	652	(375)	—	(12,812)
Other	12	47	125	—	184

Total other income (expense)	13,045	699	(250)	(26,122)	(12,628)

Net income before income taxes	12,165	22,985	9,364	(26,122)	18,392

Provision for income taxes	—	(3,195)	(3,032)	—	(6,227)

Net income	$12,165	$19,790	$6,332	$(26,122)	$12,165

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$12,165	$19,790	$6,332	$(26,122)	$12,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	9,117	2,699	—	11,816
Amortization	461	1,019	8	—	1,488
Bridge Fees	1,225	—	—	—	1,225
Stock option expense	453	—	—	—	453
Provision for bad debts	—	172	—	—	172
Equity earnings in affiliates	(26,122)	—	—	26,122	—
Deferred taxes	1,558	(1)	(19)	—	1,538
(Gain) on sale of equipment	—	(862)	—	—	(862)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(17,055)	(4,946)	—	(22,001)
(Increase) in inventories	—	(1,451)	(374)	—	(1,825)
(Increase) decrease in other current assets	—	7,685	(370)	—	7,315
(Increase) decrease in other assets	247	(270)	(18)	—	(41)
Increase in accounts payable	—	1,217	2,141	—	3,358
(Decrease) in accrued interest	(3,190)	—	(41)	—	(3,231)
(Decrease) increase in accrued expenses	(34)	1,242	916	—	2,124
Increase in accrued salaries, benefits and payroll taxes	—	353	604	—	957
(Decrease) in other long- term liabilities	(15)	(20)	—	—	(35)

Net Cash Provided By (Used In) Operating Activities	(13,252)	20,936	6,932	—	14,616

Cash Flows from Investing Activities:
Notes receivable from affiliates	(282)	—	—	282	—
Purchase of property and equipment	—	(19,625)	(2,720)	—	(22,345)
Proceeds from sale of equipment	—	2,698	—	—	2,698

Net Cash Provided By (Used in) Investing Activities	(282)	(16,927)	(2,720)	282	(19,647)

Cash Flows from Financing Activities:
Proceeds from long-term debt	250,000	—	—	—	250,000
Payments on long-term debt	(300,000)	(1,362)	(1,412)	—	(302,774)
Accounts receivable from affiliates	(29,813)	—	—	29,813	—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities: (continued)
Accounts payable to affiliates	—	29,830	(17)	(29,813)	—
Note payable to affiliate	—	—	282	(282)	—
Proceeds from issuance of common stock	100,078	—	—	—	100,078
Proceeds from exercises of options/warrants	301	—	—	—	301
Debt issuance costs	(7,032)	—		—	(7,032)

Net Cash Provided By (Used In) Financing Activities	13,534	28,468	(1,147)	(282)	40,573

Net change in cash and cash equivalents	—	32,477	3,065	—	35,542
Cash and cash equivalents at beginning of year	—	37,769	1,976	—	39,745

Cash and cash equivalents at end of period	$—	$70,246	$5,041	$—	$75,287

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — SEGMENT INFORMATION
At March 31, 2007, we had six operating segments including Rental Services, International Drilling, Directional Drilling, Tubular Services, Underbalanced Drilling and Production Services. All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Revenues
Rental Services	$31,581	$10,421
International Drilling	48,888	—
Directional Drilling	20,489	15,937
Tubular Services	14,386	9,459
Underbalanced Drilling	10,555	9,099
Production Services	10,001	2,995

	$135,900	$47,911

Operating Income (Loss):
Rental Services	$13,923	$4,998
International Drilling	9,614	—
Directional Drilling	4,285	2,605
Tubular Services	3,193	1,851
Underbalanced Drilling	2,611	2,237
Production Services	1,603	277
General corporate	(4,209)	(3,335)

	$31,020	$8,633

Depreciation and Amortization:
Rental Services	$6,261	$1,671
International Drilling	2,707	—
Directional Drilling	465	289
Tubular Services	1,203	699
Underbalanced Drilling	823	684
Production Services	1,297	293
General corporate	548	301

	$13,304	$3,937

Capital Expenditures:
Rental Services	$8,513	$684
International Drilling	2,720	—
Directional Drilling	4,283	2,698
Tubular Services	2,664	1,127
Underbalanced Drilling	1,458	2,224
Production Services	2,358	681
General corporate	349	172

	$22,345	$7,586

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — SEGMENT INFORMATION (Continued)

	As of
	March 31,	December 31,
	2007	2006
Goodwill:
Rental Services	$106,132	$106,132
International Drilling	1,523	1,504
Directional Drilling	4,168	4,168
Tubular Services	6,464	6,464
Underbalanced Drilling	3,950	3,950
Production Services	3,617	3,617
General corporate	—	—

	$125,854	$125,835

Assets:
Rental Services	$461,684	$453,802
International Drilling	194,462	185,677
Directional Drilling	35,562	28,585
Tubular Services	77,247	74,372
Underbalanced Drilling	55,163	54,288
Production Services	61,692	57,954
General corporate	87,450	53,648

	$973,260	$908,326

Long Lived Assets:
United States	$596,243	$574,302
International	144,374	153,262

	$740,617	$727,564

	For the Three Months Ended
	March 31,
	2007	2006
Revenues:
United States	$84,234	$45,972
International	51,666	1,939

	$135,900	$47,911

NOTE 10 — LEGAL MATTERS
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — SUBSEQUENT EVENTS
On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and has a final maturity date of April 26, 2012. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled“Forward-Looking Statements” on page 27.
Overview of Our Business
We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, Arkansas, Alabama, West Virginia, offshore in the Gulf of Mexico and internationally primarily in Argentina and Mexico. We currently operate in six sectors of the oil and natural gas service industry: Rental Services; International Drilling; Directional Drilling; Tubular Services; Underbalanced Drilling; and Production Services.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service and rates per day for equipment and tools that we rent to our customers. The price we charge for our services depends upon several factors, including the level of oil and natural gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment, and the general reputation and experience of our personnel. The demand for drilling services has historically been volatile and is affected by the capital expenditures of oil and natural gas exploration and development companies, which can fluctuate based upon the prices of oil and natural gas, or the expectation for the prices of oil and natural gas.
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States increased from 862 as of December 31, 2002 to 1,747 on April 30, 2007 according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 740 on April 30, 2007, which accounted for 32.8% and 42.3% of the total U.S. rig count, respectively.
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
Demand for our services has been strong throughout 2004, 2005, 2006 and 2007, due to high oil and natural gas prices and increased demand and declining production costs for natural gas as compared to other energy sources. Management believes the current market fundamentals are indicative of a favorable long-term trend of activity in our markets. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

Results of Operations
In December 2006, we acquired substantially all of the assets of Oil & Gas Rental Services, Inc., or OGR. We report the operations of OGR in our Rental Services segment. In April 2006, we acquired all of the outstanding stock of Rogers Oil Tool Services, Inc., or Rogers. We report the operations of Rogers in our Tubular Services segment. In August 2006, we acquired all of the outstanding stock of DLS Drilling, Logistics & Services Corporation, or DLS, and in December 2006, we acquired all of the outstanding stock of Tanus Argentina S.A., or Tanus. We report the operations of DLS and Tanus in our International Drilling segment. In October 2006, we acquired all of the outstanding stock of Petro-Rentals, Incorporated, or Petro Rentals. We report the operations of Petro Rentals in our Production Services segment. We consolidated the results of these acquisitions from the day they were acquired.
The foregoing acquisitions affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.
Comparison of Three Months Ended March 31, 2007 and 2006
Our revenues for the three months ended March 31, 2007 were $135.9 million, an increase of 183.7% compared to $47.9 million for the three months ended March 31, 2006. Revenues increased in all of our business segments due to acquisitions completed in 2006, the investment in new capital equipment, increased utilization of our rental equipment, improved pricing and the opening of new operating locations. The most significant increase in revenues was due to the acquisition of DLS on August 14, 2006 which expanded our operations to a sixth operating segment, International Drilling. Revenues also increased significantly at our Rental Services segment due to the OGR acquisition on December 18, 2006 and increased utilization of our rental equipment. Revenues for our Production Services segment increased due to the acquisition of Petro-Rentals on October 17, 2006 and the addition of two coil tubing units in the fourth quarter of 2006. Our Tubular Services segment also had a substantial increase in revenue, primarily due to the acquisition of Rogers as of April 3, 2006, along with improved market conditions. Our Directional Drilling segment revenues increased in the 2007 period compared to the 2006 period due to improved pricing for directional drilling and the purchase of additional down-hole motors and measurement-while-drilling tools, or MWD, tools which increased our capacity and market presence. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment, principally new compressor packages.
Our gross margin for the quarter ended March 31, 2007 increased 180.3% to $46.5 million, or 34.2% of revenues, compared to $16.6 million, or 34.6%, of revenues for the three months ended March 31, 2006. The increase in gross profit is due to the increase in revenues in all of our business segments. The decrease in gross profit as a percentage of revenues is primarily due to the lower gross margin that DLS achieves in the international drilling segment. The lower margin from DLS was partly offset by the acquisition of OGR on December 18, 2006, in the high margin rental services business, increased utilization of our rental equipment and the improved pricing for our services generally. Also, contributing to our gross profit margin was the purchase of additional MWD tools, the acquisition of Rogers and Petro Rentals, and the addition of two coil tubing units in the fourth quarter of 2006. The increase in gross profit was partially offset by an increase in depreciation expense of 254.8% to $11.8 million for the first quarter of 2007 compared to $3.3 million for the first quarter of 2006. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $14.0 million in the first quarter of 2007 compared to $7.3 million for the first quarter of 2006. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased accounting fees and other expenses in connection with initiatives to strengthen our internal control processes, costs related to Sarbanes Oxley compliance efforts and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 10.3% in the first quarter of 2007 compared to 15.3% in the first quarter of 2006.
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Therefore, we recorded an expense of $453,000 and $0.9 million related to stock options for the three months ended March 31, 2007 and 2006, respectively. The amount of option expense recorded in general and administrative expense was $391,000 for the first quarter of 2007 and $859,000 for the first quarter of 2006 with the balance being recorded as a direct cost.

Amortization expense was $1.5 million in the first quarter of 2007 compared to $607,000 in the first quarter of 2006. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the three months ended March 31, 2007 totaled $31.0 million, a 259.3% increase over income from operations of $8.6 million for the three months ended March 31, 2006, reflecting the increase in our revenues and gross profit, offset in part by increased general and administrative expenses and amortization. Our income from operations as a percentage of revenues increased to 22.8% for the first quarter of 2007 from 18.0% for the first quarter of 2006, due principally to the decrease in general, administrative and amortization expenses as a percentage of revenue.
Our net interest expense was $12.8 million in the first quarter of 2007, compared to $3.6 million for the first quarter of 2006. Interest expense increased in the first quarter of 2007 due to our increased debt at a higher average interest rate. In January of 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the OGR acquisition and for working capital. The bridge loan was outstanding until January 29, 2007 and had an average interest rate of 10.6%. In August of 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. Interest expense for the first quarter of 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan.
Our provision for income taxes for the quarter ended March 31, 2007 was $6.2 million, or 33.9% of our net income before income taxes, compared to $607,000, or 12.1% of our net income before income taxes for the three months ended March 31, 2006. The increase in income taxes is attributable to our higher operating income and a higher effective tax rate. The increase in our effective tax rate is primarily attributable to our operations in Argentina which had an effective tax rate of 32.4% and the release of the valuation allowance against income taxes in United States in the fourth quarter of 2006, which has resulted in deferred tax expense.
We had net income of $12.2 million for the first quarter of 2007, an increase of 175.0%, compared to net income of $4.4 million for the first quarter of 2006.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2007	2006	Change	2007	2006	Change
	(in thousands)
Rental Services	$31,581	$10,421	$21,160	$13,923	$4,998	$8,925
International Drilling	48,888	—	48,888	9,614	—	9,614
Directional Drilling	20,489	15,937	4,552	4,285	2,605	1,680
Tubular Services	14,386	9,459	4,927	3,193	1,851	1,342
Underbalanced Drilling	10,555	9,099	1,456	2,611	2,237	374
Production Services	10,001	2,995	7,006	1,603	277	1,326
General corporate	—	—	—	(4,209)	(3,335)	(874)

Total	$135,900	$47,911	$87,989	$31,020	$8,633	$22,387

Rental Services Segment
Revenues for the quarter ended March 31, 2007 for the Rental Services segment were $31.6 million, an increase from $10.4 million in revenues for the quarter ended March 31, 2006. Income from operations increased to $13.9 million in the first quarter of 2007 compared to $5.0 million in the first quarter of 2006. Our Rental Services revenues and operating income for the first quarter of 2007 increased compared to the prior year due primarily to the OGR acquisition and the increase in utilization of our rental equipment. The OGR acquisition was completed on December 18, 2006.

International Drilling Segment
On August 14, 2006, we acquired DLS which established our International Drilling segment. Revenues for the quarter ended March 31, 2007 for the International Drilling segment were $48.9 million and the income from operations was $9.6 million.
Directional Drilling Segment
Revenues for the quarter ended March 31, 2007 for our Directional Drilling segment were $20.5 million, an increase of 28.6% from the $15.9 million in revenues for the quarter ended March 31, 2006. Income from operations increased 64.5% to $4.3 million for the first quarter of 2007 from $2.6 million for the comparable 2006 period. The improved results for this segment are due to improved pricing for directional and horizontal drilling and the purchase of an additional six MWD tools. Our increased operating expenses as a result of the addition of operations and personnel were more than offset by the growth in revenues and improved pricing for our services.
Tubular Services Segment
Revenues for the quarter ended March 31, 2007 for the Tubular Services segment were $14.4 million, an increase of 52.1% from the $9.5 million in revenues for the quarter ended March 31, 2006. Revenues from domestic operations increased to $12.6 million in the first quarter of 2007 from $8.0 million in the first quarter of 2006 as a result of the acquisition of Rogers. Revenues from operations in Mexico were $1.8 million for the first quarter of 2007 and $1.5 million for the first quarter of 2006. Income from operations increased 72.5% to $3.2 million in the first quarter of 2007 from $1.9 million in the first quarter of 2006. The increase in this segment’s operating income was due to our increased revenues from domestic operations.
Underbalanced Drilling Segment
Our Underbalanced Drilling revenues were $10.6 million for the three months ended March 31, 2007, an increase of 16.0% compared to $9.1 million in revenues for the three months ended March 31, 2006. Income from operations increased to $2.6 million in the first quarter of 2007 compared to income from operations of $2.2 million in the first quarter of 2006. Our Underbalanced Drilling revenues and operating income for the first quarter of 2007 increased compared to the first quarter of 2006 primarily due to our investment in additional equipment.
Production Services Segment
Revenues were $10.0 million for the three months ended March 31, 2007, an increase of 233.9% compared to $3.0 million in revenues for the three months ended March 31, 2006. Income from operations increased to $1.6 million in the first quarter of 2007 compared to $277,000 in the first quarter of 2006. Our Production Services revenues and operating income for the first quarter of 2007 increased compared to the first quarter of 2006 due primarily to our acquisition of Petro Rentals on October 17, 2006 and the addition of two coil tubing units in the fourth quarter of 2006.
General Corporate
General corporate expenses increased $0.9 million to $4.2 million for the three months ended March 31, 2007 compared to $3.3 million for the three months ended March 31, 2006. The increase was due to the increase in payroll costs and benefits for additional management, accounting and administrative staff as a result of the acquisitions and to support our growing organization, increased franchise taxes based on our increased authorized shares and increased audit fees and professional services related to our Sarbanes-Oxley compliance effort.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, to complete acquisitions, to acquire and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. We had cash and cash equivalents of $75.3 million at March 31, 2007 compared to $39.7 million at December 31, 2006.

Operating Activities
In the three months ended March 31, 2007, our operating activities provided $14.6 million in cash. Net income for the three months ended March 31, 2007 was $12.2 million. Non-cash expenses totaled $15.8 million during the first three months of 2007 consisting of $13.3 million of depreciation and amortization, $1.5 million for deferred taxes related to timing differences, $1.2 million for the write-off of loan fees related to the bridge loan that was repaid, $453,000 from the expensing of stock options, $172,000 related to increases to the allowance for doubtful accounts receivables, less $862,000 on the gain from asset disposals.
During the three months ended March 31, 2007, changes in operating assets and liabilities used $13.4 million in cash, principally due to an increase of $22.0 million in accounts receivable, an increase of $1.8 million in inventory, a decrease of $3.2 million in accrued interest, offset in part by a decrease in other current assets of $7.3 million, an increase of $3.4 million in accounts payable and an increase of $2.1 million in accrued expenses. Accounts receivable increased primarily due to the increase in our revenues in the first three months of 2007. Other inventory increased primarily due to the build-up of inventory to meet the demands of increased activity levels. The decrease in accrued interest relates to the semi-annual payment of interest on our 9.0% senior notes issued in 2006 in January 2007. The decrease in other current assets primarily relates to the collection of the working capital adjustment of the OGR acquisition for approximately $7.1 million in the first quarter of 2007. The increase in accounts payable and accrued expenses can be attributed to additional expenses related to higher activity levels.
In the three months ended March 31, 2006, we used $5.6 million in cash from operating activities. Net income for the three months ended March 31, 2006 was $4.4 million. Non-cash additions to net income totaled $4.9 million during the first three months of 2006 consisting of $3.9 million of depreciation and amortization, $0.9 million from the expensing of stock options, $355,000 of imputed interest related to the effective date of the Specialty Rental Tools, Inc., or Specialty, acquisition, $180,000 related to increases to the allowance for doubtful accounts receivables, offset by $514,000 on the gain from asset disposals.
During the three months ended March 31, 2006, changes in operating assets and liabilities used $14.9 million in cash, principally due to an increase of $4.3 million in accounts receivable, an increase of $1.5 million in inventory, a decrease of $1.3 million in accounts payable and a decrease of $11.0 million in an accrued expense, offset in part by an increase of $2.8 million in accrued interest. Accounts receivable increased from the December 31, 2005 level, due to the increase in our revenues in the first three months of 2006, which is primarily attributable to the Specialty acquisition. Inventory increased primarily due to the build-up of inventory to meet the demands of our increased activity levels. The decrease in accrued expenses can be attributed to accrued bonuses of Specialty that we paid in connection with the acquisition. The increase in accrued interest relates to the interest on our 9.0% senior notes that is only paid semi-annually.
Investing Activities
During the three months ended March 31, 2007, we used $19.6 million in investing activities, consisting of $22.3 million for capital expenditures, offset by $2.7 million of proceeds from equipment sales. Included in the $22.3 million for capital expenditures was $ 8.5 million for drill pipe and other equipment used in our Rental Services segment, $4.3 million primarily for additional MWD equipment used in the Directional Drilling segment, $2.7 million for additional equipment in our International Drilling segment, $2.7 million for our Tubular Services segment and $1.5 million for our Underbalanced Drilling segment, principally new compressor packages. A majority of our equipment sales relate to items “lost in hole” by our customers.
During the three months ended March 31, 2006, we used $89.8 million in investing activities, consisting of $83.4 million for the acquisition of Specialty, net of cash received and $7.6 million for capital expenditures, offset by $1.2 million of proceeds from equipment sales. Included in the $7.6 million for capital expenditures was $2.6 million for the expansion of our MWD equipment used in the Directional Drilling segment and $2.2 million for additional equipment in our Underbalanced Drilling segment. A majority of our equipment sales relate to items “lost in hole” by our customers.
Financing Activities
During the three months ended March 31, 2007, financing activities provided $40.6 million in cash. We received $250.0 million in proceeds from long-term debt, repaid $302.8 million in borrowings under long-term debt facilities, including repayments of the bridge loan, and paid $7.0 million in debt issuance costs. We also received $100.1 million from the issuance of our common stock in a public offering, net of expenses along with $301,000 in proceeds from the exercise of options and warrants.

During the three months ended March 31, 2006, financing activities provided a net of $104.1 million in cash. We received $161.4 million in proceeds from long-term debt, repaid $43.5 million in borrowings under long-term facilities, repaid $3.0 million in related party debt, repaid $6.4 million under our line of credit and paid $5.3 million in debt issuance costs. We also received $972,000 in proceeds from the exercise of options and warrants. On January 18, 2006, we closed on a private offering of $160.0 million aggregate principal amount of our senior notes. The notes are due January 15, 2014 and bear interest at 9.0%. The proceeds from the sale of the notes were used to fund the acquisition of Specialty.
At March 31, 2007, we had $515.7 million in outstanding indebtedness, of which $510.4 million was long term debt and $5.3 million is due within one year.
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
On January 18, 2006, we also executed an amended and restated credit agreement which provides for a $25.0 million revolving line of credit which matures in January 2010. In April 2007 we entered into a second amended and restated credit agreement which increased our revolving line of credit to $62.0 million, which matures in April 2012. Our amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States.
On December 18, 2006, we closed on a $300.0 million senior unsecured bridge loan. The bridge loan was due 18 months after closing and bore a weighted average interest rate of 10.6%. The bridge loan, which was repaid on January 29, 2007, was used to fund the acquisition of substantially all of the assets of OGR.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of OGR.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates were 6.9% and 7.0% at March 31, 2007 and December 31, 2006, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of March 31, 2007 and December 31, 2006 were $6.7 million and $7.3 million, respectively.
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. At March 31, 2007 and December 31, 2006 the outstanding amounts due were $150,000.
In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009.
In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil Tubing Services, Inc., or Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at March 31, 2007 and December 31, 2006 were $270,000.

In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At March 31, 2007 and December 31, 2006, the principal and accrued interest on these notes totaled approximately $32,000. We have various equipment and vehicle financing loans with interest rates ranging from 5.0% to 8.7% and terms of 2 to 5 years. As of March 31, 2007 and December 31, 2006, the outstanding balances for equipment and vehicle financing loans were $2.2 million and $3.5 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under the terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $331,000 and $1.0 million as of March 31, 2007 and December 31, 2006, respectively. We also have various capital leases with terms that expire in 2008. As of March 31, 2007 and December 31, 2006, amounts outstanding under capital leases were $282,000 and $414,000, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At March 31, 2007, we had a $25.0 million revolving line of credit with a maturity of January 2010. At March 31, 2007, no amounts were borrowed on the facility but availability is reduced by outstanding letters of credit of $9.5 million.
Capital Requirements
We have identified capital expenditure projects that will require approximately $58.0 million for the remainder of 2007, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
We intend to implement a growth strategy of increasing the scope of services through both internal growth and acquisitions. We are regularly involved in discussions with a number of potential acquisition candidates. The acquisition of assets could require additional financing. We also expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services which in turn are affected by our customers’ expenditures for oil and gas exploration and development, and industry perceptions and expectations of future oil and natural gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we may require additional equity or debt financing. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.
Recent Developments
On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and has a final maturity date of April 26, 2012. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2007.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 effective January 1, 2007 and such adoption did not have a material effect on our financial statements.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. For United States federal tax purposes, our tax returns for the tax years 2001 through 2006 remain open for examination by the tax authorities. Our foreign tax returns remain open for examination for the tax years 2001 through 2006. Generally, for state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS 159 and have not yet determined the impact, if any, on our financial statements.
Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements. However, these are not the exclusive means of identifying forward-looking statements. Although such forward-looking statements reflect our good faith judgment, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Further information about the risks and uncertainties that may impact us are described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. You should read those sections carefully. You should not place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date of this quarterly report or currently unknown facts or conditions or the occurrence of unanticipated events.
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
As part of our acquisition of DLS, we assumed various bank loans carrying variable interest rates with an outstanding balance of $6.7 million as of March 31, 2007.
We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of March 31, 2007, we had $64.2 million invested in short-term investments.

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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Change in Internal Control Over Financial Reporting.
The following changes were made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	We started the foundation of an internal audit department. We have written a charter and have started to hire staff for the department.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 12, 2007, we issued 3,153 shares to Capital Growth Financial LLLC (“Capital Growth”) pursuant to a cashless exercise of a warrant to purchase 4,000 shares of our common stock, par value $0.01 per share, at an exercise price of $4.65 per share. We received no cash proceeds from this transaction. The issuance of the shares to Capital Growth was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities act, which did not involve a public offering.
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2007.

Allis-Chalmers Energy Inc.
(Registrant)

/s/ Munawar H. Hidayatallah

Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX
4.1	Second Supplemental Indenture dated as of January 23, 2007 by and among Petro-Rentals, Incorporated, Allis-Chalmers Energy Inc., the other Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 24, 2007).

4.2	Indenture, dated as of January 29, 2007, by and among Allis-Chalmers Energy Inc., the Guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on January 29, 2007).

4.3	Form of 8.5% Senior Note due 2017 (included in Exhibit 4.2).

10.1*	Second Amended and Restated Credit Agreement dated as of April 26, 2007 by and among Allis-Chalmers Energy Inc., as borrower, Royal Bank of Canada, as administrative agent and Collateral Agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto.

10.2*	Amended and Restated Guaranty, dated as of April 26, 2007, by each of the guarantors named thereto, in favor of Royal Bank of Canada, as administrative agent for the lenders thereto, which is also the form of Guaranty for Petro-Rentals, Inc., as set forth on the schedule thereto.

10.3*	Amended and Restated Pledge and Security Agreement, dated as of April 26, 2007, by Allis-Chalmers Energy Inc., for the benefit of Royal Bank of Canada, as administrative agent and collateral agent for the lenders named thereto, which is also the form of Pledge and Security Agreement for each of AirComp L.L.C., Allis-Chalmers GP, LLC, Allis-Chalmers LP, LLC, Allis-Chalmers Management, LP, Allis-Chalmers Production Services, Inc., Allis-Chalmers Rental Services, Inc., Allis-Chalmers Tubular Services, Inc., Mountain Compressed Air, Inc., Petro-Rentals, Inc., OilQuip Rentals, Inc., and Strata Directional Technology, Inc. as set forth on the schedule thereto.

10.4	Purchase Agreement dated as of January 24, 2007 by and among Allis-Chalmers Energy Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 29, 2007).

10.5	Registration Rights Agreement dated as of January 29, 2007 by and among Allis-Chalmers Energy Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 29, 2007).

10.6	Agreement, dated April 1, 2007, between Allis-Chalmers Energy Inc. and David Wilde (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on April 3, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith