Form 10-Q
period 2007-06-30
Allis Chalmers Energy Inc.
filed 2007-08-09
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________
Commission file number 1-2199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

DELAWARE	39-0126090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
At August 1, 2007 there were 34,802,912 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$106,762	$39,745
Trade receivables, net	120,591	95,766
Inventories	30,683	28,615
Prepaid expenses and other	10,291	16,636

Total current assets	268,327	180,762

Property and equipment, net	569,753	554,258
Goodwill	127,651	125,835
Other intangible assets, net	31,918	32,840
Debt issuance costs, net	15,033	9,633
Other assets	5,060	4,998

Total assets	$1,017,742	$908,326

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$7,222	$6,999
Trade accounts payable	29,657	25,666
Accrued salaries, benefits and payroll taxes	13,016	10,888
Accrued interest	19,723	11,867
Accrued expenses	19,958	16,951

Total current liabilities	89,576	72,371

Long-term debt, net of current maturities	509,524	561,446
Deferred income taxes	26,699	19,953
Other long-term liabilities	580	623

Total liabilities	626,379	654,393

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 34,767,465 issued and outstanding at June 30, 2007 and 28,233,411 issued and outstanding at December 31, 2006)	348	282
Capital in excess of par value	321,903	216,208
Retained earnings	69,112	37,443

Total stockholders’ equity	391,363	253,933

Total liabilities and stockholders’ equity	$1,017,742	$908,326

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$143,362	$61,383	$279,262	$109,294

Cost of revenues
Direct costs	83,218	32,879	160,823	60,877
Depreciation	12,248	3,828	24,064	7,158

Total cost of revenues	95,466	36,707	184,887	68,035

Gross margin	47,896	24,676	94,375	41,259

General and administrative	14,302	8,139	28,273	15,482
Gain on capillary asset sale	(8,868)	—	(8,868)	—
Amortization	1,495	666	2,983	1,273

Income from operations	40,967	15,871	71,987	24,504

Other income (expense):
Interest expense	(11,338)	(3,847)	(24,909)	(7,552)
Interest income	1,108	50	1,867	127
Other	92	(6)	276	20

Total other income (expense)	(10,138)	(3,803)	(22,766)	(7,405)

Income before income taxes	30,829	12,068	49,221	17,099

Provision for taxes	(11,325)	(2,474)	(17,552)	(3,081)

Net income	$19,504	$9,594	$31,669	$14,018

Net income per common share:
Basic	$0.56	$0.53	$0.95	$0.80
Diluted	$0.55	$0.50	$0.93	$0.74

Weighted average shares outstanding:
Basic	34,662	18,050	33,502	17,578
Diluted	35,193	19,140	34,116	19,000
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$31,669	$14,018
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	24,064	7,158
Amortization	2,983	1,273
Write-off of deferred financing fees due to refinancing	1,225	—
Imputed interest	—	355
Stock option expense	1,104	1,778
Allowance for bad debts	279	279
Deferred income taxes	6,746	—
(Gain) loss on sale of property and equipment	(37)	119
Gain on capillary asset sale	(8,868)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(25,472)	(13,581)
(Increase) in inventories	(3,849)	(1,499)
Decrease in other current assets	9,495	278
(Increase) in other assets	109	(663)
Increase (decrease) in accounts payable	3,991	(1,517)
Increase in accrued interest	7,856	6,365
Increase in accrued expenses	3,002	1,818
Increase in accrued salaries, benefits and payroll taxes	2,128	657
Increase (decrease) in other long-term liabilities	(43)	145

Net Cash Provided By Operating Activities	56,382	16,983

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash received	(3,550)	(106,564)
Purchase of investment interests	(440)	—
Proceeds from sale of capillary assets	16,250	—
Proceeds from sale of property and equipment	3,679	1,814
Purchase of property and equipment	(47,181)	(14,246)

Net Cash Used In Investing Activities	(31,242)	(118,996)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	100,055	—
Proceeds from exercises of options and warrants	3,138	4,960
Proceeds from long-term debt	250,000	161,412
Proceeds from line of credit	—	5,000
Repayments on long-term debt	(305,199)	(45,291)
Repayments on related party debt	—	(3,031)
Repayments on line of credit	—	(11,400)
Tax benefits on stock plans	1,464	—
Debt issuance costs	(7,581)	(5,349)

Net Cash Provided By Financing Activities	41,877	106,301

Net change in cash and cash equivalents	67,017	4,288

Cash and cash equivalents at beginning of year	39,745	1,920

Cash and cash equivalents at end of period	$106,762	$6,208

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and its subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, domestically in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Utah, Wyoming, Arkansas, Alabama, West Virginia, offshore in the Gulf of Mexico, and internationally, primarily in Argentina and Mexico. We operate in six sectors of the oil and natural gas service industry: Rental Services; International Drilling; Directional Drilling; Tubular Services; Underbalanced Drilling; and Production Services.
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
NOTE 2 — ACQUISITIONS
In June 2007, we acquired Coker Directional, Inc. for a purchase price of approximately $3.5 million in cash and a promissory note for $350,000. Coker Directional operated in the Gulf Coast and Central Texas regions.
NOTE 3 — SALE OF CAPILLARY ASSETS
On June 29, 2007, we sold our capillary tubing units and related equipment for approximately $16.3 million. We reported a gain of approximately $8.9 million. The assets sold represented a small portion of our Production Services segment. Our Production Services segment will continue to provide a variety of production-related rental tools, equipment and services.
NOTE 4 — STOCK-BASED COMPENSATION
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. We estimated forfeiture rates for the first six months of 2007 and 2006 based on our historical experience.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — STOCK-BASED COMPENSATION (Continued)
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
Our net income for the three months ended June 30, 2007 and 2006 includes approximately $650,000 and $836,000, respectively of compensation costs related to share-based payments. Our net income for the six months ended June 30, 2007 and 2006 includes approximately $1.1 million and $1.8 million, respectively of compensation costs related to share-based payments. As of June 30, 2007 there is $379,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $330,000 to be recognized over the remainder of 2007, approximately $33,000, $13,000 and $3,000 to be recognized during the years ended 2008, 2009 and 2010, respectively.
A summary of our stock option activity and related information as of and for the six months ended June 30, 2007 is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at beginning of period	1,350,365	$6.88
Granted	5,000	16.50
Canceled	(5,832)	4.53
Exercised	(530,901)	5.91

Outstanding at end of period	818,632	7.58	7.99	$12.61

Exercisable at end of period	644,963	$6.60	7.84	$10.57

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $5.1 million and $6.1 million, respectively. The total cash received from option exercises during the three and six months ended June 30, 2007 was $2.8 million and $3.1 million, respectively.
No options were granted during the first six months of 2006 or the first three months of 2007. The following summarizes the assumptions used for the options granted in the three months ended June 30, 2007 Black-Scholes model:

For the Three Months Ended
June 30,
2007
Expected dividend yield	—
Expected price volatility	68.06%
Risk free interest rate	4.48%
Expected life of options	7 years
Weighted average fair value of options granted at market value	$11.33

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — STOCK-BASED COMPENSATION (Continued)
Restricted stock awards, or RSAs, activity during the six months ended June 30, 2007 were as follows:

		Weighted Average
		Grant-Date Fair
	Number of shares	Value per Share
Nonvested at December 31, 2006	27,000	$18.30
Granted	106,200	21.00
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	133,200	$20.45

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures . As of June 30, 2007, there was approximately $2.2 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $651,000 to be recognized over the remainder of 2007, approximately $819,000, $520,000 and $165,000 to be recognized during the years ended 2008, 2009 and 2010, respectively.
NOTE 5 — INCOME PER COMMON SHARE
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
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$19,504	$9,594	$31,669	$14,018

Denominator:
Basic earnings per share — weighted average shares outstanding	34,662	18,050	33,502	17,578

Effect of potentially dilutive common shares:
Warrants and employee and director stock options	531	1,090	614	1,422

Diluted earnings per share — weighted average shares outstanding and assumed conversions	35,193	19,140	34,116	19,000

Net income per share — basic	$0.56	$0.53	$0.95	$0.80

Net income per share — diluted	$0.55	$0.50	$0.93	$0.74

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $127.7 million and $125.8 million at June 30, 2007 and December 31, 2006, respectively. Based on impairment testing performed during 2006 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three and six months ended June 30, 2007 were $1.0 million and $2.0 million, respectively, compared to $429,000 and $813,000, respectively for the same periods in the prior year. At June 30, 2007, intangible assets totaled $31.9 million, net of $4.3 million of accumulated amortization.
NOTE 7 — INVENTORIES
Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Chemicals and drilling fluids	$2,787	$2,673
Coiled tubing and related inventory	701	1,627
Drive pipe	582	716
Finished goods	1,837	1,476
Hammers	1,239	1,016
Raw materials	3,559	2,638
Rental supplies	1,886	1,845
Rig parts and related inventory	11,350	9,762
Shop supplies and related inventory	4,884	4,596
Work in process	1,858	2,266

Total inventory	$30,683	$28,615

NOTE 8 — DEBT
Our long-term debt consists of the following: (in thousands)

	June 30,	December 31,
	2007	2006
Senior notes	$505,000	$255,000
Bridge loan	—	300,000
Bank term loans	6,114	7,302
Revolving line of credit	—	—
Seller notes	1,100	900
Obligations under non-compete agreements	160	270
Notes payable to former directors	32	32
Equipment and vehicle installment notes	1,519	3,502
Insurance premium financing	2,674	1,025
Capital lease obligations	147	414

Total debt	516,746	568,445
Less: current maturities	7,222	6,999

Long-term debt obligations	$509,524	$561,446

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
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. Our January 2006 amended and restated credit agreement contained customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the January 2006 amended and restated credit agreement were secured by substantially all of our assets located in the United States.
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates were 6.71% and 7.0% at June 30, 2007 and December 31, 2006, respectively. The bank loans are denominated in U.S. dollars and the outstanding amounts due as of June 30, 2007 and December 31, 2006 were $6.1 million and $7.3 million, respectively.
Notes payable
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. At June 30, 2007 and December 31, 2006 the outstanding amounts due were $0 and $150,000, respectively.
In connection with the acquisition of Rogers Oil Tool Services, Inc., or Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker Directional Inc. we issued to the seller a note in the amount of $350,000. The note bears interest at 8.25% and is due June 29, 2008.
In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil Tubing Services, Inc., or Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at June 30, 2007 and December 31, 2006 were $160,000 and $270,000, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (continued)
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At June 30, 2007 and December 31, 2006, the principal and accrued interest on these notes totaled approximately $32,000.
Other debt
We have various equipment and vehicle financing loans with interest rates ranging from 7.85% to 8.7% and terms of 2 to 3 years. As of June 30, 2007 and December 31, 2006, the outstanding balances for equipment and vehicle financing loans were $1.5 million and $3.5 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. In April 2007, we renewed the insurance premium financing in an amount of $3.2 million with a fixed interest rate of 5.9% and a repayment schedule of 11 months. The outstanding balance of these notes was approximately $2.7 million and $1.0 million as of June 30, 2007 and December 31, 2006, respectively. We also have various capital leases with terms that expire in 2008. As of June 30, 2007 and December 31, 2006, amounts outstanding under capital leases were $147,000 and $414,000, respectively.
NOTE 9 — STOCKHOLDERS’ EQUITY
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
We also had options and warrants exercised in the first six months of 2007, which resulted in 534,054 shares of our common stock being issued for approximately $3.1 million. We recognized approximately $1.1 million of compensation expense related to share based payments in the first six months of 2007 that was recorded as capital in excess of par value (see Note 4). We also recorded approximately $1.5 million of tax benefit related to our stock compensation plans.
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2007 (unaudited)

	Allis-
	Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$99,380	$7,382	$—	$106,762
Trade receivables, net	—	80,658	40,573	(640)	120,591
Inventory	—	13,583	17,100	—	30,683
Intercompany receivables	108,581	—	—	(108,581)	—
Note receivable from affiliate	6,663	—	—	(6,663)	—
Prepaid expenses and other	5,974	3,933	384	—	10,291

Total current assets	121,218	197,554	65,439	(115,884)	268,327
Property and equipment, net	—	437,357	132,396	—	569,753
Goodwill	—	126,128	1,523	—	127,651
Other intangible assets, net	575	31,271	72	—	31,918
Debt issuance costs, net	15,033	—	—	—	15,033
Note receivable from affiliates	9,410	—	—	(9,410)	—
Investments in affiliates	779,831	—	—	(779,831)	—
Other assets	20	5,007	33	—	5,060

Total Assets	$926,087	$797,317	$199,463	$(905,125)	$1,017,742

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$4,814	$2,376	$—	$7,222
Trade accounts payable	34	15,602	14,024	(3)	29,657
Accrued salaries, benefits and payroll taxes	—	2,995	10,021	—	13,016
Accrued interest	19,628	—	95	—	19,723
Accrued expenses	89	11,902	8,604	(637)	19,958
Intercompany payables	—	466,299	—	(466,299)	—
Note payable to affiliate	—	—	6,663	(6,663)	—

Total current liabilities	19,783	501,612	41,783	(473,602)	89,576
Long-term debt, net of current maturities	505,750	36	3,738	—	509,524
Note payable to affiliate	—	—	9,410	(9,410)	—
Deferred income taxes	8,902	10,715	7,082	—	26,699
Other long-term liabilities	289	291	—	—	580

Total liabilities	534,724	512,654	62,013	(483,012)	626,379

Commitments and contingencies

Stockholders’ Equity
Common stock	348	3,526	42,963	(46,489)	348
Capital in excess of par value	321,903	167,508	74,969	(242,477)	321,903
Retained earnings	69,112	113,629	19,518	(133,147)	69,112

Total stockholders’ equity	391,363	284,663	137,450	(422,113)	391,363

Total liabilities and stockholder’s equity	$926,087	$797,317	$199,463	$(905,125)	$1,017,742

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Six Months Ended June 30, 2007 (unaudited)

	Allis-
	Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$177,540	$101,749	$(27)	$279,262

Cost of revenues
Direct costs	—	88,549	72,301	(27)	160,823
Depreciation	—	18,633	5,431	—	24,064

Total cost of revenues	—	107,182	77,732	(27)	184,887

Gross margin	—	70,358	24,017	—	94,375

General and administrative	1,017	23,088	4,168	—	28,273
Gain on capillary asset sale	—	(8,868)	—	—	(8,868)
Amortization	980	1,986	17	—	2,983

Income from operations	(1,997)	54,152	19,832	—	71,987

Other income (expense):
Equity earnings in affiliates, net of tax	57,629	—	—	(57,629)	—
Interest, net	(23,988)	1,628	(682)	—	(23,042)
Other	25	115	136	—	276

Total other income (expense)	33,666	1,743	(546)	(57,629)	(22,766)

Net income before income taxes	31,669	55,895	19,286	(57,629)	49,221

Provision for income taxes	—	(11,012)	(6,540)	—	(17,552)

Net income	$31,669	$44,883	$12,746	$(57,629)	$31,669

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended June 30, 2007 (unaudited)

	Allis-
	Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$90,511	$52,861	$(10)	$143,362

Cost of revenues
Direct costs	—	45,514	37,714	(10)	83,218
Depreciation	—	9,516	2,732	—	12,248

Total cost of revenues	—	55,030	40,446	(10)	95,466

Gross margin	—	35,481	12,415	—	47,896

General and administrative	599	11,515	2,188	—	14,302
Gain on capillary asset sale	—	(8,868)	—	—	(8,868)
Amortization	518	968	9	—	1,495

Income from operations	(1,117)	31,866	10,218	—	40,967

Other income (expense):
Equity earnings in affiliates, net of tax	31,507	—	—	(31,507)	—
Interest, net	(10,899)	976	(307)	—	(10,230)
Other	13	68	11	—	92

Total other income (expense)	20,621	1,044	(296)	(31,507)	(10,138)

Net income before income taxes	19,504	32,910	9,922	(31,507)	30,829

Provision for income taxes	—	(7,817)	(3,508)	—	(11,325)

Net income	$19,504	$25,093	$6,414	$(31,507)	$19,504

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$31,669	$44,883	$12,746	$(57,629)	$31,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	18,633	5,431	—	24,064
Amortization	979	1,987	17	—	2,983
Bridge Fees	1,225	—	—	—	1,225
Stock option expense	1,104	—	—	—	1,104
Provision for bad debts	—	279	—	—	279
Equity earnings in affiliates	(57,629)	—	—	57,629	—
Deferred income taxes	6,699	1	46	—	6,746
(Gain) on sale of equipment	—	(34)	(3)	—	(37)
Gain on capillary asset sale	—	(8,868)			(8,868)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(19,084)	(6,388)	—	(25,472)
(Increase) in inventories	—	(2,170)	(1,679)	—	(3,849)
(Increase) decrease in other current assets	(271)	9,631	135	—	9,495
(Increase) decrease in other assets	237	(98)	(30)	—	109
Increase in accounts payable	3	2,089	1,899	—	3,991
Increase (Decrease) in accrued interest	7,873	—	(17)	—	7,856
(Decrease) increase in accrued expenses	(46)	2,307	741	—	3,002
Increase in accrued salaries, benefits and payroll taxes	—	2	2,126	—	2,128
(Decrease) in other long- term liabilities	(15)	(28)	—	—	(43)

Net Cash Provided By (Used In) Operating Activities	(8,172)	49,530	15,024	—	56,382

Cash Flows from Investing Activities:
Notes receivable from affiliates	1,768	—	—	(1,768)	—
Acquisition of businesses, net of cash received	—	(3,550)	—	—	(3,550)
Purchase of investment interests	—	(440)	—	—	(440)
Proceeds from sale of capillary assets	—	16,250	—	—	16,250
Proceeds from sale of property and equipment	—	3,672	7	—	3,679
Purchase of property and equipment	—	(41,311)	(5,870)	—	(47,181)

Net Cash Provided By (Used in) Investing Activities	1,768	(25,379)	(5,863)	(1,768)	(31,242)

Cash Flows from Financing Activities:
Proceeds from long-term debt	250,000	—	—	—	250,000
Payments on long-term debt	(300,000)	(3,229)	(1,970)	—	(305,199)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Financing Activities: (continued)
Accounts receivable from affiliates	(40,672)	10,859	—	29,813	—
Accounts payable to affiliates	—	29,830	(17)	(29,813)	—
Note payable to affiliate	—	—	(1,768)	1,768	—
Proceeds from issuance of common stock	100,055	—	—	—	100,055
Proceeds from exercises of options and warrants	3,138	—	—	—	3,138
Tax benefits on stock plans	1,464	—	—	—	1,464
Debt issuance costs	(7,581)	—	—	—	(7,581)

Net Cash Provided By (Used In) Financing Activities	6,404	37,460	(3,755)	1,768	41,877

Net change in cash and cash equivalents	—	61,611	5,406	—	67,017
Cash and cash equivalents at beginning of year	—	37,769	1,976	—	39,745

Cash and cash equivalents at end of period	$—	$99,380	$7,382	$—	$106,762

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
	June 30,
	2007	2006
Cash paid for interest and income taxes:
Interest	$15,819	$832
Income taxes	1,140	2,063

Non cash activities:
Insurance premium financed	3,150	1,933
Common stock issued for acquisition of business	—	1,650
Note payable issued for acquisition of business	350	750
Non-compete payable in the future	—	150

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — SEGMENT INFORMATION
At June 30, 2007, we had six operating segments: Rental Services, International Drilling, Directional Drilling, Tubular Services, Underbalanced Drilling and Production Services. All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and identifiable assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Rental Services	$32,379	$12,707	$63,960	$23,128
International Drilling	52,861	—	101,749	—
Directional Drilling	21,307	19,228	41,796	35,165
Tubular Services	14,061	14,569	28,447	24,028
Underbalanced Drilling	12,966	10,949	23,521	20,048
Production Services	9,788	3,930	19,789	6,925

	$143,362	$61,383	$279,262	$109,294

Operating Income (Loss):
Rental Services	$14,770	$7,308	$28,693	$12,306
International Drilling	10,218	—	19,832	—
Directional Drilling	4,004	4,367	8,289	6,972
Tubular Services	3,167	4,314	6,360	6,165
Underbalanced Drilling	3,525	3,204	6,136	5,441
Production Services	9,899	341	11,502	618
General corporate	(4,616)	(3,663)	(8,825)	(6,998)

	$40,967	$15,871	$71,987	$24,504

Depreciation and Amortization:
Rental Services	$6,490	$1,715	$12,751	$3,386
International Drilling	2,741	—	5,448	—
Directional Drilling	547	359	1,012	648
Tubular Services	1,233	1,069	2,436	1,768
Underbalanced Drilling	839	731	1,662	1,415
Production Services	1,258	299	2,555	592
General corporate	635	321	1,183	622

	$13,743	$4,494	$27,047	$8,431

Capital Expenditures:
Rental Services	$10,369	$417	$18,882	$1,101
International Drilling	3,150	—	5,870	—
Directional Drilling	1,658	707	5,941	3,405
Tubular Services	2,094	4,373	4,758	5,500
Underbalanced Drilling	5,067	792	6,525	3,016
Production Services	2,272	365	4,630	1,046
General corporate	226	6	575	178

	$24,836	$6,660	$47,181	$14,246

NOTE 12 — SEGMENT INFORMATION (Continued)

	As of
	June 30,	December 31,
	2007	2006
Goodwill:
Rental Services	$106,382	$106,132
International Drilling	1,523	1,504
Directional Drilling	6,014	4,168
Tubular Services	6,103	6,464
Underbalanced Drilling	3,950	3,950
Production Services	3,679	3,617
General corporate	—	—

	$127,651	$125,835

Identifiable Assets:
Rental Services	$460,878	$453,802
International Drilling	199,463	185,677
Directional Drilling	41,388	28,585
Tubular Services	78,000	74,372
Underbalanced Drilling	61,132	54,288
Production Services	55,211	57,954
General corporate	121,670	53,648

	$1,017,742	$908,326

Long Lived Assets:
United States	$603,907	$574,302
International	145,508	153,262

	$749,415	$727,564

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
United States	$86,232	$59,485	$170,466	$105,458
International	57,130	1,898	108,796	3,836

	$143,362	$61,383	$279,262	$109,294

NOTE 13 — LEGAL MATTERS
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
NOTE 14 — SUBSEQUENT EVENTS
On July 26, 2007 we completed the acquisition of Diggar Tools, LLC, or Diggar Tools, for an aggregate purchase price of approximately $11.3 million. Diggar Tools provided down-hole motors in the Rocky Mountains with offices in Denver, Colorado and Casper, Wyoming and will be included in our Directional Drilling segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled“Forward-Looking Statements” on page 30.
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
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States increased from 862 as of December 31, 2002 to 1,775 on July 31, 2007 according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 795 on July 31, 2007, which accounted for 32.8% and 44.8% of the total U.S. rig count, respectively.
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
Demand for our services has been strong for approximately the past three years beginning in 2004, due to high oil and natural gas prices and increased demand and declining production costs for natural gas as compared to other energy sources. Management believes the current market fundamentals are indicative of a favorable long-term trend of activity in our markets. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products.

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
Comparison of Three Months Ended June 30, 2007 and 2006
Our revenues for the three months ended June 30, 2007 were $143.4 million, an increase of 133.6% compared to $61.4 million for the three months ended June 30, 2006. Revenues increased in all of our business segments, except for Tubular Services, due to acquisitions completed in 2006, the investment in new capital equipment, improved pricing and the opening of new operating locations. The most significant increase in revenues was due to the acquisition of DLS on August 14, 2006 which expanded our operations to a sixth operating segment, International Drilling. Revenues also increased significantly at our Rental Services segment due to the OGR acquisition on December 18, 2006. Revenues for our Production Services segment increased due to the acquisition of Petro Rentals on October 17, 2006 and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007. Our Directional Drilling segment revenues increased in the 2007 period compared to the 2006 period due to improved pricing for directional drilling and the purchase of additional down-hole motors and measurement-while-drilling, or MWD, tools which increased our capacity and market presence. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment, principally new compressor packages.
Our gross margin for the quarter ended June 30, 2007 increased 94.1% to $47.9 million, or 33.4% of revenues, compared to $24.7 million, or 40.2%, of revenues for the three months ended June 30, 2006. The increase in gross margin is due to the increase in revenues in five of our business segments. The decrease in gross margin as a percentage of revenues is primarily due to the lower gross margin that DLS achieved in the International Drilling segment. The lower margin from DLS was partly offset by the acquisition of OGR assets on December 18, 2006, in the high margin rental services business and the improved pricing for our services generally. Also, contributing to our gross margin was the purchase of additional MWD tools, the acquisition of Petro Rentals, and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007. The increase in gross margin was partially offset by an increase in depreciation expense of 220.0% to $12.2 million for the second quarter of 2007 compared to $3.8 million for the second quarter of 2006. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $14.3 million in the second quarter of 2007 compared to $8.1 million for the second quarter of 2006. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased auditing and accounting fees and other expenses in connection with initiatives to strengthen our internal control processes, costs related to Sarbanes-Oxley compliance efforts and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 10.0% in the second quarter of 2007 compared to 13.3% in the second quarter of 2006.
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options and restricted stock. Therefore, we recorded an expense of $650,000 and $836,000 related to stock options and restricted stock for the three months ended June 30, 2007 and 2006, respectively. The amount of option and restricted stock expense recorded in general and administrative expense was $622,000 for the second quarter of 2007 and $764,000 for the second quarter of 2006 with the balance being recorded as a direct cost.

On June 29, 2007, we sold our capillary tubing assets that were part of our Production Services segment. The total sale agreement was $16.3 million in cash. We recognized a gain of $8.9 million related to the sale of these assets.
Amortization expense was $1.5 million in the second quarter of 2007 compared to $666,000 in the second quarter of 2006. The increase in amortization expense is due to the amortization of intangible assets attained in connection with our acquisitions and the amortization of deferred financing costs.
Income from operations for the three months ended June 30, 2007 totaled $41.0 million, a 158.1% increase over income from operations of $15.9 million for the three months ended June 30, 2006, reflecting the increase in our revenues and gross margin, and the gain from the sale of capillary assets, offset in part by increased general and administrative expenses and amortization. Our income from operations as a percentage of revenues increased to 28.6% for the second quarter of 2007 from 25.9% for the second quarter of 2006, due principally to the decrease in general, administrative and amortization expenses as a percentage of revenue.
Our interest expense was $11.3 million in the second quarter of 2007, compared to $3.8 million for the second quarter of 2006. Interest expense increased in the second quarter of 2007 due to our increased debt. In August 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. In January 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the OGR acquisition and for working capital.
Our provision for income taxes for the quarter ended June 30, 2007 was $11.3 million, or 36.7% of our net income before income taxes, compared to $2.5 million, or 20.5% of our net income before income taxes for the three months ended June 30, 2006. The increase in income taxes is attributable to our higher operating income and a higher effective tax rate. The effective tax rate in the 2006 period was favorably impacted by the reversal of the valuation allowance on our deferred tax assets. The valuation allowance was reversed due to operating results that allowed for the realization of our deferred tax assets. As of January 1, 2007, no valuation allowance remained and had no impact on the 2007 effective tax rate.
We had net income of $19.5 million for the three months ended June 30, 2007, an increase of 103.3%, compared to net income of $9.6 million for the second quarter of 2006.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)
Rental Services	$32,379	$12,707	$19,672	$14,770	$7,308	$7,462
International Drilling	52,861	—	52,861	10,218	—	10,218
Directional Drilling	21,307	19,228	2,079	4,004	4,367	(363)
Tubular Services	14,061	14,569	(508)	3,167	4,314	(1,147)
Underbalanced Drilling	12,966	10,949	2,017	3,525	3,204	321
Production Services	9,788	3,930	5,858	9,899	341	9,558
General corporate	—	—	—	(4,616)	(3,663)	(953)

Total	$143,362	$61,383	$81,979	$40,967	$15,871	$25,096

Rental Services Segment
Revenues for the quarter ended June 30, 2007 for the Rental Services segment were $32.4 million, an increase from $12.7 million in revenues for the quarter ended June 30, 2006. Income from operations increased to $14.8 million in the second quarter of 2007 compared to $7.3 million in the second quarter of 2006. Our Rental Services segment revenues and operating income for the second quarter of 2007 increased compared to the prior year due primarily to the OGR acquisition on December 18, 2006. Income from operations as a percentage of revenues decreased to 45.6% for the quarter ended June 30, 2007 compared to 57.5% for the quarter ended June 30, 2006 as a result of higher depreciation expense associated with the OGR acquisition and capital expenditures.
International Drilling Segment
On August 14, 2006, we acquired DLS which established our International Drilling segment. Revenues for the quarter ended June 30, 2007 for the International Drilling segment were $52.9 million and income from operations was $10.2 million.
Directional Drilling Segment
Revenues for the quarter ended June 30, 2007 for our Directional Drilling segment were $21.3 million, an increase of 10.8% from the $19.2 million in revenues for the quarter ended June 30, 2006. Income from operations decreased 8.3% to $4.0 million for the second quarter of 2007 from $4.4 million for the comparable 2006 period. The decrease in operating income is due to increased expenses for downhole motor rentals and repairs along with increased labor costs. The increase in expenses offset the increase in revenues which resulted from the purchase of an additional six MWD tools in the second quarter of 2006 and improved pricing for our services.
Tubular Services Segment
Revenues for the quarter ended June 30, 2007 for the Tubular Services segment were $14.1 million, a decrease of 3.5% from the $14.6 million in revenues for the quarter ended June 30, 2006. Revenues from domestic operations decreased to $11.9 million in the second quarter of 2007 from $13.0 million in the second quarter of 2006. Revenues from operations in Mexico were $2.2 million for the second quarter of 2007 compared to $1.6 million for the second quarter of 2006. Income from operations decreased 26.6% to $3.2 million in the second quarter of 2007 from $4.3 million in the second quarter of 2006. The decrease in this segment’s revenues and operating income was due to an increased competitive environment domestically for casing and tubing services in certain of the geographic areas in which we operate, and decreased sales of power tongs in the second quarter of 2007 compared to the second quarter of 2006.
Underbalanced Drilling Segment
Revenues for the quarter ended June 30, 2007 for the Underbalanced Drilling segment revenues were $13.0 million, an increase of 18.4% compared to $10.9 million in revenues for the quarter ended June 30, 2006. Income from operations increased to $3.5 million in the second quarter of 2007 compared to income from operations of $3.2 million in the second quarter of 2006. Our Underbalanced Drilling segment revenues and operating income for the second quarter of 2007 increased compared to the second quarter of 2006 primarily due to our investment in additional equipment.
Production Services Segment
Revenues were $9.8 million for the quarter ended June 30, 2007 for the Production Services segment, an increase of 149.1% compared to $3.9 million in revenues for the quarter ended June 30, 2006. Income from operations increased to $9.9 million in the second quarter of 2007 compared to $341,000 in the second quarter of 2006. Our Production Services segment revenues and operating income for the second quarter of 2007 increased compared to the second quarter of 2006 due primarily to our acquisition of Petro Rentals on October 17, 2006, the gain from the sale of capillary assets and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007.
General Corporate
General corporate expenses increased $1.0 million to $4.6 million for the quarter ended June 30, 2007 compared to $3.7 million for the quarter ended June 30, 2006. The increase was due to the increase in payroll costs and benefits for additional management, accounting and administrative staff as a result of the acquisitions and to support our growing organization, increased franchise taxes based on our increased authorized shares and increased audit fees and professional services related to our Sarbanes-Oxley compliance effort.

Comparison of Six Months Ended June 30, 2007 and 2006
Our revenues for the six months ended June 30, 2007 were $279.3 million, an increase of 155.5% compared to $109.3 million for the six months ended June 30, 2006. Revenues increased in all of our business segments due to acquisitions completed in 2006, the investment in new capital equipment, improved pricing and the opening of new operating locations. The most significant increase in revenues was due to the acquisition of DLS on August 14, 2006, which expanded our operations to a sixth operating segment, International Drilling. Revenues also increased significantly at our Rental Services segment due to the OGR acquisition on December 18, 2006. Revenues for our Production Services segment increased due to the acquisition of Petro Rentals on October 17, 2006 and the addition of two coil tubing units in the fourth quarter of 2006 and one in the first quarter of 2007. Our Directional Drilling segment revenues increased in the 2007 period compared to the 2006 period due to improved pricing for directional drilling and the purchase of additional down-hole motors and MWD tools which increased our capacity and market presence. Our Tubular Services segment also had a substantial increase in revenue, primarily due to the acquisition of Rogers as of April 3, 2006 and the purchase of additional equipment. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment, principally new compressor packages.
Our gross margin for the six months ended June 30, 2007 increased 128.7% to $94.4 million, or 33.8% of revenues, compared to $41.3 million, or 37.8% of revenues for the six months ended June 30, 2006. The increase in gross margin is due to the increase in revenues in all of our business segments. The decrease in gross margin as a percentage of revenues is primarily due to the lower gross margin that DLS achieved in the International Drilling segment. The lower margin from DLS was partly offset by the acquisition of OGR assets on December 18, 2006, in the high margin rental services business and the improved pricing for our services generally. Also, contributing to our gross margin was the purchase of additional MWD tools, the acquisition of Rogers and Petro Rentals, and the addition of two coil tubing units in the fourth quarter of 2006. The increase in gross margin was partially offset by an increase in depreciation expense of 236.2% to $24.1 million for the six months ended June 30, 2007 compared to $7.2 million for the six months ended June 30, 2006. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross margin as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $28.3 million in the first six months of 2007 compared to $15.5 million for the first six months of 2006. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased accounting fees and other expenses in connection with initiatives to strengthen our internal control processes, costs related to Sarbanes-Oxley compliance efforts and increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 10.1% for the six months ended June 30, 2007 compared to 14.2% in the same period of 2006.
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options and restricted stock. Therefore, we recorded an expense of $1.1 million and $1.8 million related to stock options and restricted stock for the six months ended June 30, 2007 and 2006, respectively. The amount of option and restricted stock expense recorded in general and administrative expense was $1.0 million for the first six months of 2007 and $1.6 million for the first six months of 2006 with the balance being recorded as a direct cost.
On June 29, 2007, we sold our capillary tubing assets that were part of our Production Services segment. The total sale agreement was $16.3 million in cash. We recognized a gain of $8.9 million related to the sale of these assets.
Amortization expense was $3.0 million in the first six months of 2007 compared to $1.3 million in the first six months of 2006. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions and the amortization of deferred financing costs.

Income from operations for the six months ended June 30, 2007 totaled $72.0 million, a 193.8% increase over income from operations of $24.5 million for the six months ended June 30, 2006, reflecting the increase in our revenues and gross margin, the gain from the sale of assets, offset in part by increased general and administrative expenses and amortization. Our income from operations as a percentage of revenues increased to 25.8% for the first six months of 2007 from 22.4% for the first six months of 2006, due principally to the decrease in general, administrative and amortization expenses as a percentage of revenue and the gain from the sale of assets.
Our interest expense was $24.9 million in the first six months of 2007, compared to $7.6 million for the first six months of 2006. Interest expense increased in the first six months of 2007, compared to the first six months of 2006, due to our increased debt. In August 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. In January 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the OGR acquisition and for working capital. The bridge loan was outstanding until January 29, 2007 and had an average interest rate of 10.6%. Interest expense for the first six months of 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan.
Our provision for income taxes for the six months ended June 30, 2007 was $17.6 million, or 35.7% of our net income before income taxes, compared to $3.1 million, or 18.0% of our net income before income taxes for the six months ended June 30, 2006. The increase in income taxes is attributable to our higher operating income and a higher effective tax rate. The effective tax rate in the 2006 period was favorably impacted by the reversal of the valuation allowance on our deferred tax assets. The valuation allowance was reversed due to operating results that allowed for the realization of our deferred tax assets. As of January 1, 2007, no valuation allowance remained and had no impact on the 2007 effective tax rate.
We had net income of $31.7 million for the six months ended June 30, 2007, an increase of 125.9%, compared to net income of $14.0 million for the six months ended June 30, 2006.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)
Rental Services	$63,960	$23,128	$40,832	$28,693	$12,306	$16,387
International Drilling	101,749	—	101,749	19,832	—	19,832
Directional Drilling	41,796	35,165	6,631	8,289	6,972	1,317
Tubular Services	28,447	24,028	4,419	6,360	6,165	195
Underbalanced Drilling	23,521	20,048	3,473	6,136	5,441	695
Production Services	19,789	6,925	12,864	11,502	618	10,884
General corporate	—	—	—	(8,825)	(6,998)	(1,827)

Total	$279,262	$109,294	$169,968	$71,987	$24,504	$47,483

Rental Services Segment
Revenues for the six months ended June 30, 2007 for the Rental Services segment were $64.0 million, an increase from $23.1 million in revenues for the six months ended June 30, 2006. Income from operations increased to $28.7 million in the first six months of 2007 compared to $12.3 million in the first six months of 2006. Our Rental Services segment revenues and operating income for the first six months of 2007 increased compared to the prior year due primarily to the OGR acquisition on December 18, 2006. Income from operations as a percentage of revenues decreased to 44.9% for the six months ended June 30, 2007 compared to 53.2% for the six months ended June 30, 2006 as a result of higher depreciation expense associated with the OGR acquisition and capital expenditures.

International Drilling Segment
On August 14, 2006, we acquired DLS which established our International Drilling segment. Revenues for the six months ended June 30, 2007 for the International Drilling segment were $101.8 million and the income from operations was $19.8 million.
Directional Drilling Segment
Revenues for the six months ended June 30, 2007 for our Directional Drilling segment were $41.8 million, an increase of 18.9% from the $35.2 million in revenues for the six months ended June 30, 2006. Income from operations increased 18.9% to $8.3 million for the first six months of 2007 from $7.0 million for the comparable 2006 period. The improved results for this segment are due to improved pricing for directional and horizontal drilling and the purchase of an additional six MWD tools offset in part by increased expenses for the downhole motor rentals and repairs and increased labor costs.
Tubular Services Segment
Revenues for the six months ended June 30, 2007 for the Tubular Services segment were $28.5 million, an increase of 18.4% from the $24.0 million in revenues for the six months ended June 30, 2006. Revenues from domestic operations increased to $24.5 million in the first six months of 2007 from $20.8 million in the first six months of 2006 as a result of the acquisition of Rogers. Revenues from operations in Mexico were $4.0 million for the first six months of 2007 and $3.2 million for the first six months of 2006. Income from operations increased 3.2% to $6.4 million in the first six months of 2007 from $6.2 million in the first six months of 2006. The increase in this segment’s operating income was due to our increased revenues from our operations in Mexico.
Underbalanced Drilling Segment
Our Underbalanced Drilling segment revenues were $23.5 million for the six months ended June 30, 2007, an increase of 17.3% compared to $20.0 million in revenues for the six months ended June 30, 2006. Income from operations increased to $6.1 million in the first six months of 2007 compared to income from operations of $5.4 million in the first six months of 2006. Our Underbalanced Drilling segment revenues and operating income for the first six months of 2007 increased compared to the first six months of 2006 primarily due to our investment in additional equipment.
Production Services Segment
Revenues were $19.8 million for the six months ended June 30, 2007 for the Production Services segment, an increase of 185.8% compared to $6.9 million in revenues for the six months ended June 30, 2006. Income from operations increased to $11.5 million in the first six months of 2007 compared to $618,000 in the first six months of 2006. Our Production Services segment revenues and operating income for the first six months of 2007 increased compared to the first six months of 2006 due primarily to our acquisition of Petro Rentals on October 17, 2006, the gain from the sale of capillary assets and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007.
General Corporate
General corporate expenses increased $1.8 million to $8.8 million for the six months ended June 30, 2007 compared to $7.0 million for the six months ended June 30, 2006. The increase was due to the increase in payroll costs and benefits for additional management, accounting and administrative staff as a result of the acquisitions and to support our growing organization, increased franchise taxes based on our increased authorized shares and increased audit fees and professional services related to our Sarbanes-Oxley compliance effort.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, to complete acquisitions, to acquire and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. We had cash and cash equivalents of $106.8 million at June 30, 2007 compared to $39.7 million at December 31, 2006.

Operating Activities
In the six months ended June 30, 2007, our operating activities provided $56.4 million in cash. Net income for the six months ended June 30, 2007 was $31.7 million. Non-cash expenses totaled $27.5 million during the first six months of 2007 consisting of $27.0 million of depreciation and amortization, $6.7 million for deferred taxes related to timing differences, $1.2 million for the write-off of loan fees related to the bridge loan that was repaid, $1.1 million from the expensing of stock options, $279,000 from increases to the allowance for doubtful accounts receivables, less $8.9 million on the gain from asset disposals.
During the six months ended June 30, 2007, changes in operating assets and liabilities used $2.8 million in cash, principally due to an increase of $25.5 million in accounts receivable, an increase of $3.8 million in inventory, offset in part by a decrease in other current assets of $9.5 million, an increase of $4.0 million in accounts payable, an increase of $7.9 million in accrued interest, an increase of $3.0 million in accrued expenses and an increase in accrued salaries, benefits and payroll taxes of $2.1 million. Accounts receivable increased primarily due to the increase in our revenues in the first six months of 2007. Other inventory increased primarily due to the build-up of inventory to meet the demands of increased activity levels in our International Drilling segment. The decrease in other current assets is principally due to the collection of the working capital adjustment from the OGR acquisition for approximately $7.1 million in the first quarter of 2007. The increase in accounts payable, accrued expenses and accrued salaries, benefits and payroll taxes is attributed to additional expenses related to higher activity levels. The increase in accrued interest is due to the semi-annual payment of interest on our 9.0% senior notes due in July 2007.
In the six months ended June 30, 2006, our operating activities provided $17.0 million in cash. Net income for the six months ended June 30, 2006 was $14.0 million. Non-cash additions to net income totaled $11.0 million during the first six months of 2006 consisting of $8.4 million of depreciation and amortization, $1.8 million from the expensing of stock options, $355,000 of imputed interest related to the effective date of the Specialty Rental Tools, Inc., or Specialty, acquisition, $279,000 related to increases to the allowance for doubtful accounts receivables and $119,000 on the loss from asset disposals.
During the six months ended June 30, 2006, changes in operating assets and liabilities used $8.0 million in cash, principally due to an increase of $13.6 million in accounts receivable, an increase of $1.5 million in inventory, a decrease of $1.5 million in accounts payable, offset in part by an increase of $6.4 million in accrued interest and an increase of $1.8 million in accrued expenses. Accounts receivable increased from the December 31, 2005 level, due to the increase in our revenues in the first six months of 2006, which is primarily attributable to the Specialty acquisition. Inventory increased primarily due to the build-up of inventory to meet the demands of our increased activity levels. The increase in accrued interest relates to the interest on our 9.0% senior notes that is only paid semi-annually. The increase in accrued expenses can be attributed to additional income tax liability due to profitability and additional expenses related to higher activity levels.
Investing Activities
During the six months ended June 30, 2007, we used $31.2 million in investing activities, consisting of $47.2 million for capital expenditures, $3.6 million for business acquisition and $440,000 for investment in oilfield prospects, offset by $19.9 million of proceeds from asset sales. Included in the $47.2 million for capital expenditures was $18.9 million for drill pipe and other equipment used in our Rental Services segment, $5.9 million primarily for additional MWD equipment used in the Directional Drilling segment, $5.9 million for additional equipment in our International Drilling segment, $4.8 million for our Tubular Services segment and $6.5 million for our Underbalanced Drilling segment, principally new compressor packages. We received proceeds of $16.3 million from the sale of our capillary assets and $3.7 million from the proceeds from asset sales in connection with items “lost in hole” by our customers or other asset sales.
During the six months ended June 30, 2006, we used $119.0 million in investing activities, consisting of $95.8 million for the acquisition of Specialty, net of cash received, $10.7 million for the acquisition of Rogers, net of cash received and $14.2 million for capital expenditures, offset by $1.8 million of proceeds from equipment sales. Included in the $14.2 million for capital expenditures was $5.5 million for equipment used in our Tubular Services segment, $3.0 million for the expansion of our MWD equipment used in the Directional Drilling segment and $3.0 million for additional equipment in our Underbalanced Drilling segment. A majority of our equipment sales relate to items “lost in hole” by our customers.

Financing Activities
During the six months ended June 30, 2007, financing activities provided $41.9 million in cash. We received $250.0 million in proceeds from long-term debt, repaid $305.2 million in borrowings under long-term debt facilities, including the repayment of the bridge loan, and paid $7.6 million in debt issuance costs. We also received $100.1 million from the issuance of our common stock in a public offering, net of expenses along with $3.1 million in proceeds from the exercise of options and warrants. We recognized a tax benefit of $1.5 million related to our stock compensation plans.
During the six months ended June 30, 2006, financing activities provided a net of $106.3 million in cash. We received $161.4 million in proceeds from long-term debt, repaid $45.3 million in borrowings under long-term facilities, repaid $3.0 million in related party debt, repaid $6.4 million under our line of credit and paid $5.3 million in debt issuance costs. We also received $5.0 million in proceeds from the exercise of options and warrants. On January 18, 2006, we closed on a private offering of $160.0 million aggregate principal amount of our senior notes. The notes are due January 15, 2014 and bear interest at 9.0%. The proceeds from the sale of the notes were used to fund the acquisition of Specialty.
At June 30, 2007, we had $516.7 million in outstanding indebtedness, of which $509.5 million was long term debt and $7.2 million is due within one year.
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty and DLS to repay existing debt and for general corporate purposes.
On January 18, 2006, we also executed an amended and restated credit agreement which provide for a $25.0 million revolving line of credit with a maturity of January 2010. Our January 2006 amended and restated credit agreement contain customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the January 2006 amended and restated credit agreement were secured by substantially all of our assets located in the United States.
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates were 6.71% and 7.0% at June 30, 2007 and December 31, 2006, respectively. The bank loans are denominated in U.S. dollars and the outstanding amounts due as of June 30, 2007 and December 31, 2006 were $6.1 million and $7.3 million, respectively.
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. In March 2005, we reached an agreement with the sellers and holders of the note as a result of an action brought against us by the sellers. Under the terms of the agreement, we paid the holders of the note $1.0 million in cash, and agreed to pay an additional $350,000 on June 1, 2006, and an additional $150,000 on June 1, 2007, in settlement of all claims. At June 30, 2007 and December 31, 2006 the outstanding amounts due were $0 and $150,000, respectively.

In connection with the acquisition of Rogers Oil Tool Services, Inc., or Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker Directional Inc., we issued to the seller a note in the amount of $350,000. The note bears interest at 8.25% and is due June 29, 2008.
In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil Tubing Services, Inc., or Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at June 30, 2007 and December 31, 2006 were $160,000 and $270,000, respectively.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At June 30 2007 and December 31, 2006, the principal and accrued interest on these notes totaled approximately $32,000. We have various equipment and vehicle financing loans with interest rates ranging from 7.85% to 8.7% and terms of 2 to 3 years. As of June 30, 2007 and December 31, 2006, the outstanding balances for equipment and vehicle financing loans were $1.5 million and $3.5 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. In April 2007, we renewed the insurance premium financing in an amount of $3.2 million with a fixed interest rate of 5.9% and a repayment schedule of 11 months. The outstanding balance of these notes was approximately $2.7 million and $1.0 million as of June 30, 2007 and December 31, 2006, respectively. We also have various capital leases with terms that expire in 2008. As of June 30, 2007 and December 31, 2006, amounts outstanding under capital leases were $147,000 and $414,000, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At June 30, 2007, we had a $62.0 million revolving line of credit with a maturity of April 2012. At June 30, 2007, no amounts were borrowed on the facility but availability is reduced by outstanding letters of credit of $8.8 million.
Capital Requirements
We have identified capital expenditure projects that will require approximately $75.0 million for the remainder of 2007, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
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
Recent Developments
On July 26, 2007 we completed the acquisition of Diggar Tools, LLC, or Diggar Tools, for an aggregate purchase price of approximately $11.3 million. Diggar Tools provided down-hole motors -in the Rocky Mountains with offices in Denver, Colorado and Casper, Wyoming and will be included in our Directional Drilling segment.

Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the six months ended June 30, 2007.
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
As part of our acquisition of DLS, we assumed various bank loans carrying variable interest rates with an outstanding balance of $6.1 million as of June 30, 2007.
We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of June 30, 2007, we had $82.6 million invested in short-term investments.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
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
(b) Change in Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 14, 2007, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following matters:
     1. The election of eleven directors to serve a one-year term expiring at the 2008 annual meeting of stockholders.
     2. The ratification of the appointment of UHY LLP as our independent auditor for the fiscal year ending December 31, 2007.
The eleven nominees to our Board of Directors were elected at the meeting, and the other proposals received the affirmative vote required for approval. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		For	Against or Withheld	Abstentions
1.	Election of Directors
	Burt A. Adams	25,636,831	38,498	—
	Ali H. Afdhal	25,632,790	42,539	—
	Alejandro P. Bulgheroni	25,634,102	41,227	—
	Carlos A. Bulgheroni	25,633,302	42,027	—
	Victor F. Germack	25,637,274	38,055	—
	James M. Hennessy	25,636,037	39,292	—
	Munawar H. Hidayatallah	25,632,969	42,360	—
	John E. McConnaughy, Jr.	25,628,066	47,263	—
	Robert E. Nederlander	25,626,471	48,858	—
	Leonard Toboroff	25,625,766	49,563	—
	Zane Tankel	25,627,064	48,265	—
2.	Ratification of UHY LLP as our independent accountants	25,648,139	15,492	11,698
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

Allis-Chalmers Energy Inc. (Registrant)
/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX

10.1	Agreement, dated April 1, 2007, between Allis-Chalmers Energy Inc. and David Wilde (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on April 3, 2007).

10.2
Employment Agreement between Strata Directional Technology, Inc. and David K. Bryan, effective July 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 13, 2007).

10.3	Employment Agreement between AirComp L.L.C. and Terrence P. Keane, effective July 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 24, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith