Form 10-Q
period 2007-09-30
Allis Chalmers Energy Inc.
filed 2007-11-06
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2007 there were 35,049,245 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Cash and cash equivalents	$63,091	$39,745
Trade receivables, net	132,561	95,766
Inventories	31,832	28,615
Prepaid expenses and other	10,519	16,636

Total current assets	238,003	180,762

Property and equipment, net	601,434	554,258
Goodwill	130,326	125,835
Other intangible assets, net	30,929	32,840
Debt issuance costs, net	14,528	9,633
Other assets	5,054	4,998

Total assets	$1,020,274	$908,326

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$7,579	$6,999
Trade accounts payable	27,118	25,666
Accrued salaries, benefits and payroll taxes	13,576	10,888
Accrued interest	6,774	11,867
Accrued expenses	27,132	16,951

Total current liabilities	82,179	72,371

Long-term debt, net of current maturities	508,858	561,446
Deferred income taxes	23,095	19,953
Other long-term liabilities	555	623

Total liabilities	614,687	654,393

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 34,812,666 issued and outstanding at September 30, 2007 and 28,233,411 issued and outstanding at December 31, 2006)	348	282
Capital in excess of par value	323,140	216,208
Retained earnings	82,099	37,443

Total stockholders’ equity	405,587	253,933

Total liabilities and stockholders’ equity	$1,020,274	$908,326

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$147,881	$86,772	$427,143	$196,066

Cost of revenues
Direct costs	89,120	52,531	249,943	113,408
Depreciation	13,168	5,448	37,232	12,606

Total cost of revenues	102,288	57,979	287,175	126,014

Gross margin	45,593	28,793	139,968	70,052

General and administrative	13,456	9,058	41,729	24,540
Gain on capillary asset sale	—	—	(8,868)	—
Amortization	989	399	3,015	1,212

Income from operations	31,148	19,336	104,092	44,300

Other income (expense):
Interest expense	(11,805)	(5,330)	(37,671)	(13,342)
Interest income	851	388	2,718	515
Other	32	(26)	308	(6)

Total other income (expense)	(10,922)	(4,968)	(34,645)	(12,833)

Income before income taxes	20,226	14,368	69,447	31,467

Provision for taxes	(7,239)	(3,116)	(24,791)	(6,197)

Net income	$12,987	$11,252	$44,656	$25,270

Net income per common share:
Basic	$0.37	$0.52	$1.32	$1.33
Diluted	$0.37	$0.50	$1.29	$1.25

Weighted average shares outstanding:
Basic	34,784	21,644	33,934	18,944
Diluted	35,286	22,453	34,512	20,155
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$44,656	$25,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,247	13,818
Amortization and write-off of deferred financing fees	2,686	742
Imputed interest	—	355
Stock-based compensation expense	2,132	2,638
Allowance for bad debts	441	353
Deferred income taxes	3,142	494
(Gain) on sale of property and equipment	(1,085)	(728)
Gain on capillary asset sale	(8,868)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(36,801)	(17,161)
(Increase) in inventories	(4,998)	(2,161)
Decrease in other current assets	10,551	1,322
Decrease in other assets	173	530
Increase (decrease) in accounts payable	1,326	(1,609)
(Decrease) increase in accrued interest	(5,093)	4,661
Increase in accrued expenses	9,957	2,516
Increase in accrued salaries, benefits and payroll taxes	2,412	3,110
(Decrease) in other long-term liabilities	(68)	(813)

Net Cash Provided By Operating Activities	60,810	33,337

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash received	(12,860)	(203,189)
Purchase of investment interests	(498)	—
Proceeds from sale of capillary assets	16,250	—
Proceeds from sale of property and equipment	5,988	3,516
Purchase of property and equipment	(86,087)	(25,811)

Net Cash Used In Investing Activities	(77,207)	(225,484)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	100,055	46,484
Proceeds from exercises of options and warrants	3,252	5,406
Proceeds from long-term debt	250,000	257,820
Proceeds from line of credit	—	5,000
Repayments on long-term debt	(307,542)	(51,712)
Repayments on related party debt	—	(3,031)
Repayments on line of credit	—	(11,400)
Tax benefits on stock plans	1,559	—
Debt issuance costs	(7,581)	(8,029)

Net Cash Provided By Financing Activities	39,743	240,538

Net change in cash and cash equivalents	23,346	48,391

Cash and cash equivalents at beginning of year	39,745	1,920

Cash and cash equivalents at end of period	$63,091	$50,311

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and its subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Wyoming, Arkansas, West Virginia, offshore in the Gulf of Mexico, and internationally, primarily in Argentina and Mexico. We operate in six sectors of the oil and natural gas service industry: Rental Services; International Drilling; Directional Drilling; Tubular Services; Underbalanced Drilling; and Production Services.
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
NOTE 2 — ACQUISITIONS
In June 2007, we acquired Coker Directional, Inc., or Coker, for a purchase price of approximately $3.5 million in cash and a promissory note for $350,000. Coker operated in the Gulf Coast and Central Texas regions and will be included in our Directional Drilling segment.
In July 2007, we acquired Diggar Tools, LLC, or Diggar, for a purchase price of approximately $9.6 million in cash and a promissory note for $750,000. Diggar operated in the Rocky Mountains and owned 115 downhole motors and will be included in our Directional Drilling segment.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — STOCK-BASED COMPENSATION
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. We estimated forfeiture rates for the first nine months of 2007 and 2006 based on our historical experience
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future. The expected volatility is based on historical volatility of our common stock.
Our net income for the three months ended September 30, 2007 and 2006 includes approximately $1.0 million and $860,000, respectively of compensation costs related to share-based payments. Our net income for the nine months ended September 30, 2007 and 2006 includes approximately $2.1 million and $2.6 million, respectively of compensation costs related to share-based payments. As of September 30, 2007 there is $2.8 million of unrecognized compensation expense related to non-vested stock option grants. We expect to recognize approximately $364,000 over the remainder of 2007, approximately $939,000, $918,000 and $532,000 to be recognized during the years ended 2008, 2009 and 2010, respectively.
A summary of our stock option activity and related information as of and for the nine months ended September 30, 2007 is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at beginning of period	1,350,365	$6.88
Granted	220,000	21.83
Canceled	(9,000)	6.89
Exercised	(552,102)	5.89

Outstanding at end of period	1,009,263	10.68	8.19	$8.34

Exercisable at end of period	626,931	$6.69	7.60	$7.68

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $362,000 and $6.5 million, respectively. The total cash received from option exercises during the three and nine months ended September 30, 2007 was $114,000 and $3.2 million, respectively.
The following summarizes the assumptions used for the Black-Scholes model:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected dividend yield	—	—	—	—
Expected price volatility	66.17%	72.28%	66.21%	72.28%
Risk free interest rate	4.82%	5.07%	4.81%	5.07%
Expected life of options	5 years	7 years	5 years	7 years
Weighted average fair value of options granted at market value	$12.90	$10.58	$12.86	$10.58

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — STOCK-BASED COMPENSATION (Continued)
For options granted since June 2007, we decreased the expected option life to 5 years from 7 years to reflect recent option exercise experience.
Restricted stock awards, or RSAs, activity during the nine months ended September 30, 2007 were as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	shares	per Share
Nonvested at December 31, 2006	27,000	$18.30
Granted	831,200	17.34
Vested	(24,000)	18.30
Forfeited	—	—

Nonvested at September 30, 2007	834,200	$17.34

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. The total fair value of shares vested during the three and nine months ended September 30, 2007 was $485,000. As of September 30, 2007, there was approximately $13.4 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $2.1 million to be recognized over the remainder of 2007, approximately $5.6 million, $4.5 million and $1.2 million to be recognized during the years ended 2008, 2009 and 2010, respectively.
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
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$12,987	$11,252	$44,656	$25,270

Denominator:
Basic earnings per share – weighted average shares outstanding	34,784	21,644	33,934	18,944

Effect of potentially dilutive common shares:
Warrants and employee and director stock options	502	809	578	1,211

Diluted earnings per share – weighted average shares outstanding and assumed conversions	35,286	22,453	34,512	20,155

Net income per share — basic	$0.37	$0.52	$1.32	$1.33

Net income per share — diluted	$0.37	$0.50	$1.29	$1.25

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $130.3 million and $125.8 million at September 30, 2007 and December 31, 2006, respectively.  Based on impairment testing performed during 2006 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three and nine months ended September 30, 2007 were $989,000 and $3.0 million, respectively, compared to $399,000 and $1.2 million, respectively for the same periods in the prior year.  At September 30, 2007, intangible assets totaled $30.9 million, net of $5.3 million of accumulated amortization.
NOTE 7 — INVENTORIES
Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Chemicals and drilling fluids	$2,822	$2,673
Coiled tubing and related inventory	1,827	1,627
Drive pipe	565	716
Finished goods	2,033	1,476
Hammers	1,245	1,016
Raw materials	3,955	2,638
Rental supplies	1,854	1,845
Rig parts and related inventory	10,385	9,762
Shop supplies and related inventory	5,190	4,596
Work in process	1,956	2,266

Total inventory	$31,832	$28,615

NOTE 8 — DEBT
Our long-term debt consists of the following: (in thousands)

	September 30,	December 31,
	2007	2006
Senior notes	$505,000	$255,000
Bridge loan	—	300,000
Bank term loans	5,484	7,302
Revolving line of credit	—	—
Seller notes	1,850	900
Obligations under non-compete agreements	160	270
Notes payable to former directors	32	32
Equipment and vehicle installment notes	942	3,502
Insurance premium financing	2,927	1,025
Capital lease obligations	42	414

Total debt	516,437	568,445
Less: current maturities	7,579	6,999

Long-term debt obligations	$508,858	$561,446

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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates were 6.72% and 7.0% at September 30, 2007 and December 31, 2006, respectively. The bank loans are denominated in U.S. dollars and the outstanding amounts due as of September 30, 2007 and December 31, 2006 were $5.5 million and $7.3 million, respectively.
Notes payable
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. At September 30, 2007 and December 31, 2006 the outstanding amounts due were $0 and $150,000, respectively.
In connection with the acquisition of Rogers Oil Tool Services, Inc., or Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker we issued to the seller a note in the amount of $350,000. The note bears interest at 8.25% and is due June 29, 2008. In connection with the acquisition of Diggar we issued to the seller a note in the amount of $750,000. The note bears interest at 6.0% and is due July 26, 2008.
In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil Tubing Services, Inc., or Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at September 30, 2007 and December 31, 2006 were $160,000 and $270,000, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — DEBT (continued)
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At September 30, 2007 and December 31, 2006, the principal and accrued interest on these notes totaled approximately $32,000.
Other debt
We have various equipment and vehicle financing loans with interest rates ranging from 7.85% to 8.7% and terms of 2 to 3 years. As of September 30, 2007 and December 31, 2006, the outstanding balances for equipment and vehicle financing loans were $942,000 and $3.5 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. In April 2007, we renewed the insurance premium financing in an amount of $3.2 million with a fixed interest rate of 5.9% and a repayment schedule of 11 months. The outstanding balance of these notes was approximately $2.9 million and $1.0 million as of September 30, 2007 and December 31, 2006, respectively. We also have various capital leases with terms that expire in 2008. As of September 30, 2007 and December 31, 2006, amounts outstanding under capital leases were $42,000 and $414,000, respectively.
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
We also had options and warrants exercised in the first nine months of 2007, which resulted in 579,255 shares of our common stock being issued for approximately $3.2 million. We recognized approximately $2.1 million of compensation expense related to share based payments in the first nine months of 2007 that was recorded as capital in excess of par value (see Note 4). We also recorded approximately $1.6 million of tax benefit related to our stock compensation plans.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$61,260	$1,831	$—	$63,091
Trade receivables, net	—	83,759	48,806	(4)	132,561
Inventory	—	15,435	16,397	—	31,832
Intercompany receivables	82,001	—	—	(82,001)	—
Note receivable from affiliate	7,406	—	—	(7,406)	—
Prepaid expenses and other	5,417	3,064	2,038	—	10,519

Total current assets	94,824	163,518	69,072	(89,411)	238,003
Property and equipment, net	—	460,905	140,529	—	601,434
Goodwill	—	128,803	1,523	—	130,326
Other intangible assets, net	563	30,302	64	—	30,929
Debt issuance costs, net	14,528	—	—	—	14,528
Note receivable from affiliates	8,895	—	—	(8,895)	—
Investments in affiliates	805,066	—	—	(805,066)	—
Other assets	23	4,989	42	—	5,054

Total Assets	$923,899	$788,517	$211,230	$(903,372)	$1,020,274

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$5,171	$2,376	$—	$7,579
Trade accounts payable	—	12,158	14,964	(4)	27,118
Accrued salaries, benefits and payroll taxes	—	2,559	11,017	—	13,576
Accrued interest	6,705	15	54	—	6,774
Accrued expenses	432	15,906	10,794	—	27,132
Intercompany payables	—	438,534	1,185	(439,719)	—
Note payable to affiliate	—	—	7,406	(7,406)	—

Total current liabilities	7,169	474,343	47,796	(447,129)	82,179
Long-term debt, net of current maturities	505,750	—	3,108	—	508,858
Note payable to affiliate	—	—	8,895	(8,895)	—
Deferred income taxes	5,110	10,714	7,271	—	23,095
Other long-term liabilities	283	272	—	—	555

Total liabilities	518,312	485,329	67,070	(456,024)	614,687

Commitments and contingencies

Stockholders’ Equity
Common stock	348	3,526	42,963	(46,489)	348
Capital in excess of par value	323,140	167,508	74,969	(242,477)	323,140
Retained earnings	82,099	132,154	26,228	(158,382)	82,099

Total stockholders’ equity	405,587	303,188	144,160	(447,348)	405,587

Total liabilities and stockholder’s equity	$923,899	$788,517	$211,230	$(903,372)	$1,020,274

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2006

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$37,769	$1,976	$—	$39,745
Trade receivables, net	—	62,089	33,971	(294)	95,766
Inventory	—	13,194	15,421	—	28,615
Intercompany receivables	67,909	—	—	(67,909)	—
Note receivable from affiliate	5,502	—	—	(5,502)	—
Prepaid expenses and other	5,703	10,200	733	—	16,636

Total current assets	79,114	123,252	52,101	(73,705)	180,762
Property and equipment, net	—	422,297	131,961	—	554,258
Goodwill	—	124,331	1,504	—	125,835
Other intangible assets, net	598	32,153	89	—	32,840
Debt issuance costs, net	9,633	—	—	—	9,633
Note receivable from affiliates	12,339	—	—	(12,339)	—
Investments in affiliates	722,202	—	—	(722,202)	—
Other assets	257	4,719	22	—	4,998

Total assets	$824,143	$706,752	$185,677	$(808,246)	$908,326

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$3,809	$3,158	$—	$6,999
Trade accounts payable	31	13,510	12,125	—	25,666
Accrued salaries, benefits and payroll taxes	—	2,993	7,895	—	10,888
Accrued interest	11,755	—	112	—	11,867
Accrued expenses	135	9,247	7,863	(294)	16,951
Intercompany payables	—	425,610	17	(425,627)	—
Note payable to affiliate	—	—	5,502	(5,502)	—

Total current liabilities	11,953	455,169	36,672	(431,423)	72,371
Long-term debt, net of current maturities	555,750	770	4,926	—	561,446
Note payable to affiliate	—	—	12,339	(12,339)	—
Deferred income tax liability	2,203	10,714	7,036	—	19,953
Other long-term liabilities	304	319	—	—	623

Total liabilities	570,210	466,972	60,973	(443,762)	654,393

Commitments and contingencies

Stockholders’ Equity
Common stock	282	3,526	42,963	(46,489)	282
Capital in excess of par value	216,208	167,508	74,969	(242,477)	216,208
Retained earnings	37,443	68,746	6,772	(75,518)	37,443

Total stockholders’ equity	253,933	239,780	124,704	(364,484)	253,933

Total liabilities and stock holders’ equity	$824,143	$706,752	$185,677	$(808,246)	$908,326

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$266,883	$160,295	$(35)	$427,143

Cost of revenues
Direct costs	—	134,492	115,486	(35)	249,943
Depreciation	—	28,929	8,303	—	37,232

Total cost of revenues	—	163,421	123,789	(35)	287,175

Gross margin	—	103,462	36,506	—	139,968

General and administrative	1,856	33,486	6,387	—	41,729
Gain on capillary asset sale	—	(8,868)	—	—	(8,868)
Amortization	35	2,955	25	—	3,015

Income from operations	(1,891)	75,889	30,094	—	104,092

Other income (expense):
Equity earnings in affiliates, net of tax	82,864	—	—	(82,864)	—
Interest, net	(36,356)	2,364	(961)	—	(34,953)
Other	39	224	45	—	308

Total other income (expense)	46,547	2,588	(916)	(82,864)	(34,645)

Net income before income taxes	44,656	78,477	29,178	(82,864)	69,447

Provision for income taxes	—	(15,069)	(9,722)	—	(24,791)

Net income	$44,656	$63,408	$19,456	$(82,864)	$44,656

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$89,343	$58,546	$(8)	$147,881

Cost of revenues
Direct costs	—	45,943	43,185	(8)	89,120
Depreciation	—	10,296	2,872	—	13,168

Total cost of revenues	—	56,239	46,057	(8)	102,288

Gross margin	—	33,104	12,489	—	45,593

General and administrative	839	10,398	2,219	—	13,456
Amortization	12	969	8	—	989

Income from operations	(851)	21,737	10,262	—	31,148

Other income (expense):
Equity earnings in affiliates, net of tax	25,235	—	—	(25,235)	—
Interest, net	(11,411)	736	(279)	—	(10,954)
Other	14	109	(91)	—	32

Total other income (expense)	13,838	845	(370)	(25,235)	(10,922)

Net income before income taxes	12,987	22,582	9,892	(25,235)	20,226

Provision for income taxes	—	(4,057)	(3,182)	—	(7,239)

Net income	$12,987	$18,525	$6,710	$(25,235)	$12,987

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2006 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$172,213	$23,853	$—	$196,066

Cost of revenues
Direct costs	—	96,084	17,324	—	113,408
Depreciation	—	11,107	1,499	—	12,606

Total cost of revenues	—	107,191	18,823	—	126,014

Gross margin	—	65,022	5,030	—	70,052

General and administrative	2,032	21,621	887	—	24,540
Amortization	35	1,174	3	—	1,212

Income from operations	(2,067)	42,227	4,140	—	44,300

Other income (expense):
Equity earnings in affiliates, net of tax	39,644	—	—	(39,644)	—
Interest, net	(12,343)	(261)	(223)	—	(12,827)
Other	36	(25)	(17)	—	(6)

Total other income (expense)	27,337	(286)	(240)	(39,644)	(12,833)

Net income before income taxes	25,270	41,941	3,900	(39,644)	31,467

Provision for income taxes	—	(4,957)	(1,240)	—	(6,197)

Net income	$25,270	$36,984	$2,660	$(39,644)	$25,270

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2006 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$62,919	$23,853	$—	$86,772

Cost of revenues
Direct costs	—	35,207	17,324	—	52,531
Depreciation	—	3,949	1,499	—	5,448

Total cost of revenues	—	39,156	18,823	—	57,979

Gross margin	—	23,763	5,030	—	28,793

General and administrative	637	7,534	887	—	9,058
Amortization	11	385	3	—	399

Income from operations	(648)	15,844	4,140	—	19,336

Other income (expense):
Equity earnings in affiliates, net of tax	16,872	—	—	(16,872)	—
Interest, net	(4,983)	264	(223)	—	(4,942)
Other	11	(20)	(17)	—	(26)

Total other income (expense)	11,900	244	(240)	(16,872)	(4,968)

Net income before income taxes	11,252	16,088	3,900	(16,872)	14,368

Provision for income taxes	—	(1,876)	(1,240)	—	(3,116)

Net income	$11,252	$14,212	$2,660	$(16,872)	$11,252

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$44,656	$63,408	$19,456	$(82,864)	$44,656
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35	31,884	8,328	—	40,247
Amortization and write-off of deferred financing fees	2,686	—	—	—	2,686
Stock-based compensation expense	2,132	—	—	—	2,132
Allowance for bad debts	—	441	—	—	441
Equity earnings in affiliates	(82,864)	—	—	82,864	—
Deferred income taxes	2,907	—	235	—	3,142
(Gain) on sale of equipment	—	(1,011)	(74)	—	(1,085)
(Gain) on capillary asset sale	—	(8,868)			(8,868)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(21,966)	(14,835)	—	(36,801)
(Increase) in inventories	—	(4,022)	(976)	—	(4,998)
(Increase) decrease in other current assets	286	11,570	(1,305)	—	10,551
(Increase) decrease in other assets	234	(22)	(39)	—	173
(Decrease) increase in accounts payable	(31)	(1,482)	2,839	—	1,326
(Decrease) increase in accrued interest	(5,050)	15	(58)	—	(5,093)
Increase in accrued expenses	297	6,729	2,931	—	9,957
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(710)	3,122	—	2,412
(Decrease) in other long- term liabilities	(21)	(47)	—	—	(68)

Net Cash Provided By (Used In) Operating Activities	(34,733)	75,919	19,624	—	60,810

Cash Flows from Investing Activities:
Notes receivable from affiliates	1,540	—	—	(1,540)	—
Acquisition of businesses, net of cash received	—	(12,860)	—	—	(12,860)
Purchase of investment interests	—	(498)	—	—	(498)
Proceeds from sale of capillary assets	—	16,250	—	—	16,250
Proceeds from sale of property and equipment	—	5,910	78	—	5,988
Purchase of property and equipment	—	(69,212)	(16,875)	—	(86,087)

Net Cash Provided By (Used in) Investing Activities	1,540	(60,410)	(16,797)	(1,540)	(77,207)

Cash Flows from Financing Activities:
Proceeds from long-term debt	250,000	—	—	—	250,000
Payments on long-term debt	(300,000)	(4,942)	(2,600)	—	(307,542)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities: (continued)
Accounts receivable from affiliates	(14,092)	—	—	14,092	—
Accounts payable to affiliates	—	12,924	1,168	(14,092)	—
Note payable to affiliate	—	—	(1,540)	1,540	—
Proceeds from issuance of common stock	100,055	—	—	—	100,055
Proceeds from exercises of options and warrants	3,252	—	—	—	3,252
Tax benefits on stock plans	1,559	—	—	—	1,559
Debt issuance costs	(7,581)	—	—	—	(7,581)

Net Cash Provided By (Used In) Financing Activities	33,193	7,982	(2,972)	1,540	39,743

Net change in cash and cash equivalents	—	23,491	(145)	—	23,346
Cash and cash equivalents at beginning of year	—	37,769	1,976	—	39,745

Cash and cash equivalents at end				$
of period	$—	$61,260	$1,831	—	$63,091

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
September 30, 2006 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$25,270	$36,984	$2,660	$(39,644)	$25,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35	12,281	1,502	—	13,818
Amortization of deferred financing fees	742	—	—	—	742
Imputed interest	—	355	—	—	355
Stock-based compensation expense	1,655	983	—	—	2,638
Allowance for bad debts	—	353	—	—	353
Equity earnings in affiliates	(39,644)	—	—	39,644	—
Deferred taxes	281	213	—	—	494
(Gain) loss on sale of equipment	—	(729)	1	—	(728)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	—	(17,883)	722	—	(17,161)
(Increase) decrease in inventory	—	(2,325)	164	—	(2,161)
Decrease in other current assets	396	660	266	—	1,322
Decrease (increase) in other assets	548	82	(100)	—	530
(Decrease) in accounts payable	(82)	(1,159)	(368)	—	(1,609)
Increase (decrease) in accrued interest	4,703	(42)	—	—	4,661
(Decrease) increase in accrued expenses	(387)	3,560	(657)	—	2,516
(Decrease) increase in accrued salaries, benefits and payroll taxes	(1,957)	2,988	2,079	—	3,110
Increase in other long- term liabilities	(31)	(782)	—	—	(813)

Net Cash Provided By (Used In) Operating Activities	(8,471)	35,539	6,269	—	33,337

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash	(191,940)	(11,667)	418	—	(203,189)
Notes receivable from affiliates	1,005	—	—	(1,005)	—
Proceeds from sale of equipment	—	3,516	—	—	3,516
Purchase of property and equipment	—	(22,721)	(3,090)	—	(25,811)

Net Cash Used In Investing Activities	(190,935)	(30,872)	(2,672)	(1,005)	(225,484)

Cash Flows from Financing Activities:
Proceeds from exercises of options/warrants	5,406	—	—	—	5,406
Proceeds from issuance of common stock	46,484	—	—	—	46,484
Accounts receivable from affiliates	(51,691)	—	—	51,691	—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
September 30, 2006 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities: (continued)
Accounts payable to affiliates	—	51,691	—	(51,691)	—
Note payable to affiliate	—	—	(1,005)	1,005	—
Proceeds from long-term debt	256,064	1,756	—	—	257,820
Proceeds from line of credit	5,000	—	—	—	5,000
Repayments on long-term debt	(43,478)	(7,274)	(960)	—	(51,712)
Repayments on related party debt	—	(3,031)	—	—	(3,031)
Repayments on line of credit	(11,400)	—	—	—	(11,400)
Debt issuance costs	(8,029)	—		—	(8,029)

Net Cash Provided By (Used In) Financing Activities	198,356	43,142	(1,965)	1,005	240,538

Net change in cash and cash equivalents	(1,050)	47,809	1,632	—	48,391
Cash and cash equivalents at beginning of year	1,050	870	—	—	1,920

Cash and cash equivalents at end of period	$—	$48,679	$1,632	$—	$50,311

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Cash paid for interest and income taxes:
Interest	$40,493	$7,584
Income taxes	8,639	6,171

Non cash activities:
Insurance premium financed	4,434	2,871
Common stock issued for acquisition of business	—	39,795
Notes payable issued for acquisition of businesses	1,100	750
Non-compete payable in the future	—	250

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — SEGMENT INFORMATION
At September 30, 2007, we had six operating segments: Rental Services, International Drilling, Directional Drilling, Tubular Services, Underbalanced Drilling and Production Services. All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and identifiable assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental Services	$28,903	$13,203	$92,863	$36,331
International Drilling	58,546	23,853	160,295	23,853
Directional Drilling	27,556	19,996	69,352	55,161
Tubular Services	12,582	13,762	41,029	37,790
Underbalanced Drilling	12,927	12,000	36,448	32,048
Production Services	7,367	3,958	27,156	10,883

	$147,881	$86,772	$427,143	$196,066

Operating Income (Loss):
Rental Services	$12,519	$6,575	$41,212	$18,881
International Drilling	10,262	4,139	30,094	4,139
Directional Drilling	5,963	5,125	14,252	12,097
Tubular Services	2,313	3,734	8,673	9,899
Underbalanced Drilling	3,104	3,176	9,240	8,617
Production Services	402	119	11,904	737
General corporate	(3,415)	(3,532)	(11,283)	(10,070)

	$31,148	$19,336	$104,092	$44,300

Depreciation and Amortization:
Rental Services	$6,841	$1,735	$19,592	$5,121
International Drilling	2,880	1,502	8,328	1,502
Directional Drilling	837	406	1,849	1,054
Tubular Services	1,298	968	3,734	2,736
Underbalanced Drilling	942	821	2,604	2,236
Production Services	1,224	329	3,779	921
General corporate	135	86	361	248

	$14,157	$5,847	$40,247	$13,818

Capital Expenditures:
Rental Services	$12,174	$1,715	$31,056	$2,816
International Drilling	11,005	3,090	16,875	3,090
Directional Drilling	800	384	6,741	3,789
Tubular Services	2,103	2,300	6,861	7,800
Underbalanced Drilling	8,725	3,286	15,250	6,302
Production Services	3,987	686	8,617	1,732
General corporate	112	104	687	282

	$38,906	$11,565	$86,087	$25,811

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — SEGMENT INFORMATION (Continued)

	As of
	September 30,	December 31,
	2007	2006
Goodwill:
Rental Services	$106,382	$106,132
International Drilling	1,523	1,504
Directional Drilling	8,689	4,168
Tubular Services	6,103	6,464
Underbalanced Drilling	3,950	3,950
Production Services	3,679	3,617
General corporate	—	—

	$130,326	$125,835

Identifiable Assets:
Rental Services	$462,178	$453,802
International Drilling	211,230	185,677
Directional Drilling	58,254	28,585
Tubular Services	77,859	74,372
Underbalanced Drilling	69,833	54,288
Production Services	56,934	57,954
General corporate	83,986	53,648

	$1,020,274	$908,326

Long Lived Assets:
United States	$628,232	$574,302
International	154,039	153,262

	$782,271	$727,564

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
United States	$85,160	$61,142	$255,626	$166,600
International	62,721	25,630	171,517	29,466

	$147,881	$86,772	$427,143	$196,066

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
NOTE 14 — SUBSEQUENT EVENTS
On October 23, 2007, we purchased all of the issued and outstanding stock of Rebel Rentals, Inc., or Rebel Rentals, for an aggregate purchase price of $6.75 million. The acquisition of Rebel Rentals adds additional equipment and support to our casing and tubing operations in our Tubular Services segment.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 14 — SUBSEQUENT EVENTS (continued)
On November 1, 2007, we purchased substantially all the assets of Diamondback Oilfield Services, Inc., or Diamondback, for a purchase price of $22.0 million. This acquisition expands the operations of Allis-Chalmers’ Directional Drilling segment further into the Texas Panhandle and Oklahoma. The acquisition of Diamondback adds additional personnel and equipment, including approximately 18 directional drillers, 30 downhole motors, five measurement-while-drilling tools, and eight wireline steering vehicles

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Overview of Our Business
We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, throughout domestically primarily in Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Wyoming, Arkansas, West Virginia, offshore in the Gulf of Mexico and internationally primarily in Argentina and Mexico. We currently operate in six sectors of the oil and natural gas service industry: Rental Services; International Drilling; Directional Drilling; Tubular Services; Underbalanced Drilling; and Production Services.
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
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States increased from 862 as of December 31, 2002 to 1,760 on October 26, 2007 according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 767 on October 26, 2007, which accounted for 32.8% and 43.6% of the total U.S. rig count, respectively. However, the U.S. Gulf of Mexico rig count has decreased to 51 as of October 26, 2007 from 87 one year ago.
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
Demand for our services has been strong for approximately the past three years beginning in 2004, due to high oil and natural gas prices and increased demand and declining production costs for natural gas as compared to other energy sources. Management believes the current market fundamentals are indicative of a favorable long-term trend of activity in our markets. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products. The price for natural gas in the U.S. can have a significant impact on the capital expenditures of our customers operating in the U.S. domestic market. Natural gas prices can be affected by such factors as the U.S. economy, new production or pipeline capacity and weather.

Results of Operations
In April 2006, we acquired all of the outstanding stock of Rogers Oil Tool Services, Inc., or Rogers. We report the operations of Rogers in our Tubular Services segment. In August 2006, we acquired all of the outstanding stock of DLS Drilling, Logistics & Services Corporation, or DLS, and in December 2006, we acquired all of the outstanding stock of Tanus Argentina S.A., or Tanus. We report the operations of DLS and Tanus in our International Drilling segment. In October 2006, we acquired all of the outstanding stock of Petro-Rentals, Incorporated, or Petro Rentals. We report the operations of Petro Rentals in our Production Services segment. In December 2006, we acquired substantially all of the assets of Oil & Gas Rental Services, Inc., or OGR. We report the operations of OGR in our Rental Services segment. In June of 2007, we acquired all of the outstanding stock of Coker Directional, Inc., or Coker. In July of 2007, we acquired all of the outstanding stock of Diggar Tools, LLC, or Diggar. We report the operations of Coker and Diggar in our Directional Drilling segment. We consolidated the results of these acquisitions from the day they were acquired.
The foregoing acquisitions affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.
Comparison of Three Months Ended September 30, 2007 and 2006
Our revenues for the three months ended September 30, 2007 were $147.9 million, an increase of 70.4% compared to $86.8 million for the three months ended September 30, 2006. Revenues increased in all of our business segments, except for Tubular Services, due to acquisitions completed in 2006, the investment in new capital equipment, improved pricing and the opening of new operating locations. The most significant increase in revenues was due to the acquisition of DLS on August 14, 2006 which expanded our operations to a sixth operating segment, International Drilling. Revenues also increased significantly at our Rental Services segment due to the OGR asset acquisition on December 18, 2006. Our Directional Drilling segment revenues increased in the 2007 period compared to the 2006 period due to improved pricing for directional drilling, the purchase of additional downhole motors and measurement-while-drilling, or MWD, tools and the addition of directional drilling personnel. Revenues for our Production Services segment increased due to the acquisition of Petro Rentals on October 17, 2006 and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment, principally new compressor packages.
Our gross margin for the quarter ended September 30, 2007 increased 58.3% to $45.6 million, or 30.8% of revenues, compared to $28.8 million, or 33.2%, of revenues for the three months ended September 30, 2006. The increase in gross margin is due to the increase in revenues in five of our business segments. The increase in gross margin was due primarily to the acquisition of the OGR assets on December 18, 2006 and the acquisition of DLS on August 14, 2006. Also, contributing to our gross margin was the purchase of additional MWD tools and downhole motors, the addition of directional drilling personnel, the acquisition of Petro Rentals, and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007. The decrease in gross margin as a percentage of revenues is primarily due to the lower gross margin percentage that DLS achieves in the International Drilling segment partly offset by the acquisition of the OGR assets in the high margin rental services business. Also contributing to the decrease in our gross margin percentage was the increase in downhole motor rental and repairs and increased personnel expenses in our Directional Drilling segment, a more competitive pricing environment in our domestic Tubular Services segment and decreased sales of power tongs. The increase in gross margin was partially offset by an increase in depreciation expense of 141.7% to $13.2 million for the third quarter of 2007 compared to $5.5 million for the third quarter of 2006. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $13.5 million in the third quarter of 2007 compared to $9.1 million for the third quarter of 2006. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. As a percentage of revenues, general and administrative expenses were 9.1% in the third quarter of 2007 compared to 10.4% in the third quarter of 2006.

We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options and restricted stock. Therefore, we recorded an expense of $1.0 million and $860,000 related to stock options and restricted stock for the three months ended September 30, 2007 and 2006, respectively. The amount of option and restricted stock expense recorded in general and administrative expense was $1.0 million for the third quarter of 2007 and $727,000 for the third quarter of 2006 with the balance being recorded as a direct cost.
Amortization expense was $989,000 in the third quarter of 2007 compared to $399,000 in the third quarter of 2006. The increase in amortization expense is due to the amortization of intangible assets obtained in connection with our acquisitions.
Income from operations for the three months ended September 30, 2007 totaled $31.1 million, a 61.1% increase over income from operations of $19.3 million for the three months ended September 30, 2006, reflecting the increase in our revenues and gross margin, offset in part by increased general and administrative expenses and amortization. Our income from operations as a percentage of revenues decreased to 21.1% for the third quarter of 2007 from 22.3% for the third quarter of 2006, due principally to the decrease in our gross margin as a percentage of revenues.
Our interest expense was $11.8 million in the third quarter of 2007, compared to $5.3 million for the third quarter of 2006. Interest expense increased in the third quarter of 2007 due to our increased debt. In August 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. In January 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the OGR acquisition and for working capital. Interest expense includes amortization expense of deferred financing costs of $506,000 and $282,000 for the three months ended September 30, 2007 and September 30, 2006, respectively.
Our provision for income taxes for the quarter ended September 30, 2007 was $7.2 million, or 35.8% of our net income before income taxes, compared to $3.1 million, or 21.7% of our net income before income taxes for the three months ended September 30, 2006. The increase in income taxes is attributable to our higher operating income and a higher effective tax rate. The effective tax rate in the 2006 period was favorably impacted by the reversal of the valuation allowance on our deferred tax assets. The valuation allowance was reversed due to operating results that allowed for the realization of our deferred tax assets. As of January 1, 2007, no valuation allowance remained and had no impact on the 2007 effective tax rate.
We had net income of $13.0 million for the three months ended September 30, 2007, an increase of 15.4%, compared to net income of $11.3 million for the third quarter of 2006.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)
Rental Services	$28,903	$13,203	$15,700	$12,519	$6,575	$5,944
International Drilling	58,546	23,853	34,693	10,262	4,139	6,123
Directional Drilling	27,556	19,996	7,560	5,963	5,125	838
Tubular Services	12,582	13,762	(1,180)	2,313	3,734	(1,421)
Underbalanced Drilling	12,927	12,000	927	3,104	3,176	(72)
Production Services	7,367	3,958	3,409	402	119	283
General corporate	—	—	—	(3,415)	(3,532)	117

Total	$147,881	$86,772	$61,109	$31,148	$19,336	$11,812

Rental Services Segment
Revenues for the quarter ended September 30, 2007 for the Rental Services segment were $28.9 million, an increase from $13.2 million in revenues for the quarter ended September 30, 2006. Income from operations increased to $12.5 million in the third quarter of 2007 compared to $6.6 million in the third quarter of 2006. Our Rental Services segment revenues and operating income for the third quarter of 2007 increased compared to the prior year due primarily to the OGR acquisition on December 18, 2006. Income from operations as a percentage of revenues decreased to 43.3% for the quarter ended September 30, 2007 compared to 49.8% for the quarter ended September 30, 2006 as a result of higher depreciation expense associated with OGR acquisition and capital expenditures. The increase in revenues and operating income which resulted from the OGR acquisition was partially offset by the impact of decreased U.S. Gulf of Mexico drilling activity in the third quarter of 2007 compared to the previous year, including the impact of hurricanes during the quarter.
International Drilling Segment
On August 14, 2006, we acquired DLS which established our International Drilling segment. Revenues for the quarter ended September 30, 2007 for the International Drilling segment were $58.5 million, an increase from $23.9 million in revenues for the quarter ended September 30, 2006. Income from operations increased to $10.3 million in the third quarter of 2007 compared to $4.1 million in the third quarter of 2006.
Directional Drilling Segment
Revenues for the quarter ended September 30, 2007 for our Directional Drilling segment were $27.6 million, an increase of 37.8% from the $20.0 million in revenues for the quarter ended September 30, 2006. Income from operations increased 16.4% to $6.0 million for the third quarter of 2007 from $5.1 million for the comparable 2006 period. The increase in revenues and operating income is due to the purchase of additional MWD tools and downhole motors and the addition of directional drillers. Operating income as a percentage of revenues decreased to 21.6% for the third quarter of 2007 compared to 25.6% for the prior year period due to increased expenses for downhole motor rentals and repairs along with increased personnel costs.
Tubular Services Segment
Revenues for the quarter ended September 30, 2007 for the Tubular Services segment were $12.6 million, a decrease of 8.6% from the $13.8 million in revenues for the quarter ended September 30, 2006. Revenues from domestic operations decreased to $10.4 million in the third quarter of 2007 from $12.3 million in the third quarter of 2006. Revenues from operations in Mexico were $2.2 million for the third quarter of 2007 compared to $1.5 million for the third quarter of 2006. Income from operations decreased 38.1% to $2.3 million in the third quarter of 2007 from $3.7 million in the third quarter of 2006. The decrease in this segment’s revenues and operating income was due to an increased competitive pricing environment domestically for casing and tubing services, and decreased sales of power tongs in the third quarter of 2007 compared to the third quarter of 2006.
Underbalanced Drilling Segment
Revenues for the quarter ended September 30, 2007 for the Underbalanced Drilling segment were $12.9 million, an increase of 7.7% compared to $12.0 million in revenues for the quarter ended September 30, 2006. Income from operations decreased to $3.1 million in the third quarter of 2007 compared to income from operations of $3.2 million in the third quarter of 2006. Revenues and operating income in our Underbalanced Drilling segment were affected by a decrease in drilling activity in certain geographic areas by some of our customers, partially offset by an increased market presence and growth in drilling activity in other geographic areas and the benefits of our investment in additional equipment.
Production Services Segment
Revenues were $7.4 million for the quarter ended September 30, 2007 for the Production Services segment, an increase of 86.1% compared to $4.0 million in revenues for the quarter ended September 30, 2006. Income from operations increased to $402,000 in the third quarter of 2007 compared to $119,000 in the third quarter of 2006. Our Production Services segment revenues and operating income for the third quarter of 2007 increased compared to the third quarter of 2006 due primarily to our acquisition of Petro Rentals on October 17, 2006, the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007, offset in part by the sale of our capillary tubing assets in June 2007, and an increase in personnel and training expenses for the crews in anticipation of the delivery and activation of new coil tubing units which were delayed in being delivered.

General Corporate
General corporate expenses decreased $117,000 to $3.4 million for the quarter ended September 30, 2007 compared to $3.5 million for the quarter ended September 30, 2006. The decrease was due to reduced consulting fees in connection with our Sarbanes Oxley compliance efforts and reduced expenses for stock options.
Comparison of Nine Months Ended September 30, 2007 and 2006
Our revenues for the nine months ended September 30, 2007 were $427.1 million, an increase of 117.9% compared to $196.1 million for the nine months ended September 30, 2006. Revenues increased in all of our business segments due to acquisitions completed in 2006, the investment in new capital equipment, improved pricing and the opening of new operating locations. The most significant increase in revenues was due to the acquisition of DLS on August 14, 2006, which expanded our operations to a sixth operating segment, International Drilling. Revenues also increased significantly at our Rental Services segment due to the OGR asset acquisition on December 18, 2006. Revenues for our Production Services segment increased due to the acquisition of Petro Rentals on October 17, 2006 and the addition of two coil tubing units in the fourth quarter of 2006 and one in the first quarter of 2007. Our Directional Drilling segment revenues increased in the 2007 period compared to the 2006 period due to improved pricing for directional drilling and the purchase of additional downhole motors and MWD tools which increased our capacity and market presence. Our Tubular Services segment also had an increase in revenue, primarily due to the acquisition of Rogers as of April 3, 2006 and the purchase of additional equipment. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment, principally new compressor packages.
Our gross margin for the nine months ended September 30, 2007 increased 99.9% to $140.0 million, or 32.8% of revenues, compared to $70.1 million, or 35.7% of revenues for the nine months ended September 30, 2006. The increase in gross margin is due to the increase in revenues in all of our business segments, but primarily due to the acquisition of the OGR assets on December 18, 2006 and the acquisition of DLS on August 14, 2006. Also, contributing to our gross margin was the purchase of additional MWD tools and downhole motors, the acquisition of Rogers and Petro Rentals, and the addition of two coil tubing units in the fourth quarter of 2006. The decrease in gross margin as a percentage of revenues is primarily due to the lower gross margin percentage that DLS achieves in the International Drilling segment partly offset by the acquisition of the OGR assets in the high margin rental services business and the improved pricing for our services generally. Also contributing to the decrease in our gross margin percentage was the increase in downhole motor rental and repairs and increased personnel expenses in our Directional Drilling segment, a more competitive pricing environment in our domestic Tubular Services segment and decreased sales of power tongs. The increase in gross margin was partially offset by an increase in depreciation expense of 195.4% to $37.2 million for the nine months ended September 30, 2007 compared to $12.6 million for the nine months ended September 30, 2006. The increase is due to additional depreciable assets resulting from the acquisitions and capital expenditures. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross margin as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $41.7 million in the first nine months of 2007 compared to $24.5 million for the first nine months of 2006. General and administrative expense increased due to the additional expenses associated with the acquisitions, and the hiring of additional sales and administrative personnel. General and administrative expense also increased because of increased corporate accounting and administrative staff. As a percentage of revenues, general and administrative expenses were 9.8% for the nine months ended September 30, 2007 compared to 12.5% in the same period of 2006.
We adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We adopted SFAS No. 123R using the modified prospective transition method, utilizing the Black-Scholes option pricing model for the calculation of the fair value of our employee stock options and restricted stock. Therefore, we recorded an expense of $2.1 million and $2.6 million related to stock options and restricted stock for the nine months ended September 30, 2007 and 2006, respectively. The amount of option and restricted stock expense recorded in general and administrative expense was $2.0 million for the first nine months of 2007 and $2.3 million for the first nine months of 2006 with the balance being recorded as a direct cost.
On June 29, 2007, we sold our capillary tubing assets that were part of our Production Services segment. The total sale agreement was $16.3 million in cash. We recognized a gain of $8.9 million related to the sale of these assets.
Amortization expense was $3.0 million in the first nine months of 2007 compared to $1.2 million in the first nine months of 2006. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions.

Income from operations for the nine months ended September 30, 2007 totaled $104.1 million, a 135.0% increase over income from operations of $44.3 million for the nine months ended September 30, 2006, reflecting the increase in our revenues and gross margin, the gain from the sale of assets, offset in part by increased general and administrative expenses and amortization. Our income from operations as a percentage of revenues increased to 24.4% for the first nine months of 2007 from 22.6% for the first nine months of 2006, due principally to the decrease in general, administrative and amortization expenses as a percentage of revenue and the gain from the sale of assets.
Our interest expense was $37.7 million in the first nine months of 2007, compared to $13.3 million for the first nine months of 2006. Interest expense increased in the first nine months of 2007, compared to the first nine months of 2006, due to our increased debt. In August 2006 we issued an additional $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. In January 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the OGR acquisition and for working capital. The bridge loan was outstanding until January 29, 2007 and had an average interest rate of 10.6%. Interest expense for the first nine months of 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan. Interest expense includes amortization expense of deferred financing costs of $1.5 million and $742,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
Our provision for income taxes for the nine months ended September 30, 2007 was $24.8 million, or 35.7% of our net income before income taxes, compared to $6.2 million, or 19.7% of our net income before income taxes for the nine months ended September 30, 2006. The increase in income taxes is attributable to our higher operating income and a higher effective tax rate. The effective tax rate in the 2006 period was favorably impacted by the reversal of the valuation allowance on our deferred tax assets. The valuation allowance was reversed due to operating results that allowed for the realization of our deferred tax assets. As of January 1, 2007, no valuation allowance remained and had no impact on the 2007 effective tax rate.
We had net income of $44.7 million for the nine months ended September 30, 2007, an increase of 76.7%, compared to net income of $25.3 million for the nine months ended September 30, 2006.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)
Rental Services	$92,863	$36,331	$56,532	$41,212	$18,881	$22,331
International Drilling	160,295	23,853	136,442	30,094	4,139	25,955
Directional Drilling	69,352	55,161	14,191	14,252	12,097	2,155
Tubular Services	41,029	37,790	3,239	8,673	9,899	(1,226)
Underbalanced Drilling	36,448	32,048	4,400	9,240	8,617	623
Production Services	27,156	10,883	16,273	11,904	737	11,167
General corporate	—	—	—	(11,283)	(10,070)	(1,213)

Total	$427,143	$196,066	$231,077	$104,092	$44,300	$59,792

Rental Services Segment
Revenues for the nine months ended September 30, 2007 for the Rental Services segment were $92.9 million, an increase from $36.3 million in revenues for the nine months ended September 30, 2006. Income from operations increased to $41.2 million in the first nine months of 2007 compared to $18.9 million in the first nine months of 2006. Our Rental Services segment revenues and operating income for the first nine months of 2007 increased compared to the prior year due primarily to the OGR acquisition on December 18, 2006. Income from operations as a percentage of revenues decreased to 44.4% for the nine months ended September 30, 2007 compared to 52.0% for the nine months ended September 30, 2006 as a result of higher depreciation expense associated with OGR acquisition and capital expenditures. The increase in revenues and operating income which resulted from the OGR acquisition was partially offset by the impact of decreased U.S. Gulf of Mexico drilling activity in 2007 compared to the previous year, including the impact of hurricanes during the 2007 third quarter.

International Drilling Segment
On August 14, 2006, we acquired DLS which established our International Drilling segment. Revenues for the nine months ended September 30, 2007 for the International Drilling segment were $160.3 million, an increase from $23.9 million in revenues for the nine months ended September 30, 2006. Income from operations increased to $30.1 million for the nine months ended September 30, 2007 compared to $4.1 million for the nine months ended September 30, 2006.
Directional Drilling Segment
Revenues for the nine months ended September 30, 2007 for our Directional Drilling segment were $69.4 million, an increase of 25.7% from the $55.2 million in revenues for the nine months ended September 30, 2006. Income from operations increased 17.8% to $14.3 million for the first nine months of 2007 from $12.1 million for the comparable 2006 period. The improved results for this segment are due to improved pricing for directional and horizontal drilling and the purchase of additional MWD tools and downhole motors, offset in part by increased expenses for the downhole motor rentals and repairs and increased labor costs.
Tubular Services Segment
Revenues for the nine months ended September 30, 2007 for the Tubular Services segment were $41.0 million, an increase of 8.6% from the $37.8 million in revenues for the nine months ended September 30, 2006. Revenues from domestic operations increased to $34.8 million in the first nine months of 2007 from $33.1 million in the first nine months of 2006 as a result of the acquisition of Rogers. Revenues from operations in Mexico were $6.2 million for the first nine months of 2007 and $4.7 million for the first nine months of 2006. Income from operations decreased 12.4% to $8.7 million in the first nine months of 2007 from $9.9 million in the first nine months of 2006. The decrease in this segment’s operating income was due to an increased competitive pricing environment domestically and decreased sales of power tongs from the same period in the preceding year.
Underbalanced Drilling Segment
Our Underbalanced Drilling segment revenues were $36.4 million for the nine months ended September 30, 2007, an increase of 13.7% compared to $32.0 million in revenues for the nine months ended September 30, 2006. Income from operations increased to $9.2 million in the first nine months of 2007 compared to income from operations of $8.6 million in the first nine months of 2006. Our Underbalanced Drilling segment revenues and operating income for the first nine months of 2007 increased compared to the first nine months of 2006 primarily due to our investment in additional equipment.
Production Services Segment
Revenues were $27.2 million for the nine months ended September 30, 2007 for the Production Services segment, an increase of 149.5% compared to $10.9 million in revenues for the nine months ended September 30, 2006. Income from operations increased to $11.9 million in the first nine months of 2007 compared to $737,000 in the first nine months of 2006. Our Production Services segment revenues and operating income for the first nine months of 2007 increased compared to the first nine months of 2006 due primarily to our acquisition of Petro Rentals on October 17, 2006, the gain from the sale of capillary assets and the addition of two coil tubing units in the fourth quarter of 2006 and one additional unit in the first quarter of 2007. Operating results for this segment for the first nine months of 2007 were impacted by the sale of our capillary tubing assets and an increase in personnel and training expenses for the crews in anticipation of the delivery and activation of new coil tubing units which were delayed in their delivery.
General Corporate
General corporate expenses increased $1.2 million to $11.3 million for the nine months ended September 30, 2007 compared to $10.1 million for the nine months ended September 30, 2006. The increase was due to the increase in payroll costs and benefits for additional management, accounting and administrative staff as a result of the acquisitions and to support our growing organization and increased franchise taxes based on our increased authorized shares.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, to complete acquisitions, to acquire and maintain equipment, and to fund our working capital requirements. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. We had cash and cash equivalents of $63.1 million at September 30, 2007 compared to $39.7 million at December 31, 2006.

Operating Activities
In the nine months ended September 30, 2007, our operating activities provided $60.8 million in cash. Net income for the nine months ended September 30, 2007 was $44.7 million. Net non-cash expenses totaled $38.7 million during the first nine months of 2007 consisting of $40.2 million of depreciation and amortization, $3.1 million for deferred income taxes, $2.7 million for the amortization and write-off of financing fees, $2.1 million from the expensing of stock options, $441,000 from increases to the allowance for doubtful accounts receivables, less $10.0 million on the gain from asset disposals.
During the nine months ended September 30, 2007, changes in operating assets and liabilities used $22.5 million in cash, principally due to an increase of $36.8 million in accounts receivable, an increase of $5.0 million in inventory, and a decrease of $5.1 million in accrued interest, offset in part by a decrease in other current assets of $10.6 million, an increase of $1.3 million in accounts payable, an increase of $10.0 million in accrued expenses and an increase in accrued salaries, benefits and payroll taxes of $2.4 million. Accounts receivable increased primarily due to the increase in our revenues in the first nine months of 2007. Other inventory increased primarily due to the build-up of inventory to meet the demands of increased activity levels in our International Drilling segment. The decrease in accrued interest is due to the semi-annual payment of interest on our 9.0% senior notes. The decrease in other current assets is principally due to the collection of the working capital adjustment from the OGR acquisition for approximately $7.1 million in the first quarter of 2007. The increase in accounts payable, accrued expenses and accrued salaries, benefits and payroll taxes is attributed to additional expenses related to higher activity levels.
In the nine months ended September 30, 2006, our operating activities provided $33.3 million in cash. Net income for the nine months ended September 30, 2006 was $25.3 million. Non-cash expenses totaled $17.7 million during the first nine months of 2006 consisting of $13.8 million of depreciation and amortization, $494,000 for deferred income taxes, $2.6 million from the expensing of stock options, $742,000 of amortization of financing fees, $355,000 of imputed interest related to the effective date of the Specialty acquisition, $353,000 related to increases to the allowance for doubtful accounts receivables, less $728,000 on the gain from asset retirements.
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
Investing Activities
During the nine months ended September 30, 2007, we used $77.2 million in investing activities, consisting of $86.1 million for capital expenditures, $12.9 million for business acquisitions and $498,000 for oil and gas investments, offset by $22.2 million of proceeds from asset sales. Included in the $86.1 million for capital expenditures was $31.1 million for drill pipe and other equipment used in our Rental Services segment, $16.9 million for additional equipment in our International Drilling segment, $15.3 million for additional equipment in our Underbalanced Drilling segment, $8.6 million for additional equipment in our Production Services segment, $6.9 million for additional equipment in our Tubular Services segment and $6.7 million primarily for additional MWD equipment used in the Directional Drilling segment,. We received proceeds of $16.3 million from the sale of our capillary assets and $6.0 million from the proceeds from asset sales in connection with items “lost in hole” by our customers or other asset sales.
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

Financing Activities
During the nine months ended September 30, 2007, financing activities provided $39.7 million in cash. We received $250.0 million in proceeds from long-term debt, repaid $307.5 million in borrowings under long-term debt facilities, including the repayment of the bridge loan, and paid $7.6 million in debt issuance costs. We also received $100.1 million from the issuance of our common stock in a public offering, net of expenses along with $3.3 million in proceeds from the exercise of options and warrants. We recognized a tax benefit of $1.6 million related to our stock compensation plans.
During the nine months ended September 30, 2006, financing activities provided $240.5 million in cash. We received $257.8 million in proceeds from long-term debt, repaid $51.7 million in borrowings under long-term debt facilities, repaid $3.0 million in related party debt, repaid $6.4 million net under our line of credit and paid $8.0 million in debt issuance costs. We also received $46.5 million from the issuance of our common stock in a public offering, net of expenses along with $5.4 million in proceeds from the exercise of options and warrants..
At September 30, 2007, we had $516.5 million in outstanding indebtedness, of which $508.9 million was long term debt and $7.6 million is due within one year.
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates were 6.72% and 7.0% at September 30, 2007 and December 31, 2006, respectively. The bank loans are denominated in U.S. dollars and the outstanding amounts due as of September 30, 2007 and December 31, 2006 were $5.5 million and $7.3 million, respectively.
As part of the acquisition of Mountain Compressed Air Inc., or Mountain Air, in 2001, we issued a note to the sellers of Mountain Air in the original amount of $2.2 million accruing interest at a rate of 5.75% per annum. The note was reduced to $1.5 million as a result of the settlement of a legal action against the sellers in 2003. At September 30, 2007 and December 31, 2006 the outstanding amounts due were $0 and $150,000, respectively.
In connection with the acquisition of Rogers Oil Tool Services, Inc., or Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker Directional Inc., we issued to the seller a note in the amount of $350,000. The note bears interest at 8.25% and is due June 29, 2008. In connection with the acquisition of Diggar we issued to the seller a note in the amount of $750,000. The note bears interest at 6.0% and is due July 26, 2008.

In connection with the purchase of Safco-Oil Field Products, Inc., or Safco, we also agreed to pay a total of $150,000 to the sellers in exchange for a non-compete agreement. We are required to make annual payments of $50,000 through September 30, 2007. In connection with the purchase of Capcoil Tubing Services, Inc., or Capcoil, we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at September 30, 2007 and December 31, 2006 were $160,000 and $270,000, respectively.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At September 30 2007 and December 31, 2006, the principal and accrued interest on these notes totaled approximately $32,000. We have various equipment and vehicle financing loans with interest rates ranging from 7.85% to 8.7% and terms of 2 to 3 years. As of September 30, 2007 and December 31, 2006, the outstanding balances for equipment and vehicle financing loans were $942,000 and $3.5 million, respectively. In April 2006 and August 2006, we obtained insurance premium financings in the amount of $1.9 million and $896,000 with fixed interest rates of 5.6% and 6.0%, respectively. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. In April 2007, we renewed the insurance premium financing in an amount of $3.2 million with a fixed interest rate of 5.9% and a repayment schedule of 11 months. The outstanding balance of these notes was approximately $2.9 million and $1.0 million as of September 30, 2007 and December 31, 2006, respectively. We also have various capital leases with terms that expire in 2008. As of September 30, 2007 and December 31, 2006, amounts outstanding under capital leases were $42,000 and $414,000, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At September 30, 2007, we had a $62.0 million revolving line of credit with a maturity of April 2012.  At September 30, 2007, no amounts were borrowed on the facility but availability is reduced by outstanding letters of credit of $8.8 million.
Capital Requirements
We have identified capital expenditure projects that will require approximately $38.0 million for the remainder of 2007, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
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
Recent Developments
On October 23, 2007, we purchased all of the issued and outstanding stock of Rebel Rentals, Inc., or Rebel Rentals, for an aggregate purchase price of $6.75 million. The acquisition of Rebel Rentals adds additional equipment and support to our casing and tubing operations in our Tubular Services segment.
On November 1, 2007, we purchased substantially all the assets of Diamondback Oilfield Services, Inc., or Diamondback, for a purchase price of $22.0 million. This acquisition expands the operations of Allis-Chalmers’ Directional Drilling segment further into the Texas Panhandle and Oklahoma. The acquisition of Diamondback adds additional personnel and equipment, including approximately 18 directional drillers, 30 downhole motors, five measurement-while-drilling tools, and eight wireline steering vehicles

Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2007.
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
As part of our acquisition of DLS, we assumed various bank loans carrying variable interest rates with an outstanding balance of $5.5 million as of September 30, 2007.
We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of September 30, 2007, we had $63.7 million invested in short-term investments.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
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
(b) Change in Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2007.

Allis-Chalmers Energy Inc. (Registrant)

/s/ Munawar H. Hidayatallah

Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX
10.1	Employment Agreement, effective July 1, 2007, by and between Strata Directional Technology, Inc. and David K. Bryan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 13, 2007).

10.2	Employment Agreement, effective April 1, 2007, by and between AirComp, LLC and Terrence P. Keane (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 24, 2007).

10.3*	Employment Agreement, effective April 1, 2007, by and between Allis-Chalmers Energy Inc. and Munawar H. Hidayatallah.

10.4*	Employment Agreement, effective April 3, 2007, by and between Allis-Chalmers Energy Inc. and Victor M. Perez.

10.5*	Form of Performance Award Agreement under the Allis-Chalmers Energy Inc. 2006 Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith