Form 10-K/A
period 2007-12-31
Allis Chalmers Energy Inc.
filed 2008-04-29
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission file number 1-2199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-0126090 (I.R.S. Employer Identification No.)

5075 WESTHEIMER, SUITE 890 HOUSTON, TEXAS (Address of principal executive offices)	77056 (Zip code)
(713) 369-0550
Registrant’s telephone number, including area code
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Security:	Name of Exchange:

Common Stock, par value $0.01 per share	New York Stock Exchange
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
     As of April 10, 2008 there were 35,130,914 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Explanatory Note
     The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission, or SEC, on March 7, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Allis-Chalmers Energy Inc. has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV.
     There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.
     As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. and its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding Directors
     Upon the closing of our acquisition of DLS Drilling, Logistics & Services Corporation, or DLS, in August 2006, we entered into an investors rights agreement, which provides, among other things, that the sellers of DLS have the right to designate two nominees for election to our board of directors. Effective upon the closing of the DLS acquisition, Thomas O. Whitener, Jr. and Jens H. Mortensen, Jr. resigned as directors of Allis-Chalmers, and the DLS sellers (pursuant to their rights as set forth in the investors rights agreement) designated Alejandro P. Bulgheroni and Carlos A. Bulgheroni as nominees to fill the board vacancies created by the resignations of Mr. Whitener and Mr. Mortensen. In accordance with the provisions of the investors rights agreement, the board appointed Alejandro P. Bulgheroni and Carlos A. Bulgheroni to the board upon receipt of the nominations. Alejandro P. Bulgheroni and Carlos A. Bulgheroni are brothers.
     Upon the closing of our acquisition of substantially all of the assets of Oil & Gas Rental Services, Inc., or OGR, in December 2006, we entered into an investor rights agreement, which provides, among other things, that stockholders who hold a majority of the Allis-Chalmers shares issued to OGR in this acquisition and are parties to this investor rights agreement shall have the right to designate one nominee for election to our board of directors. Effective upon the closing of the acquisition, OGR, as the sole holder of such shares, designated Burt A. Adams as a nominee to our board of directors. In accordance with the provisions of the investor rights agreement, the board appointed Burt A. Adams to the board upon receipt of the nomination.
     The following individuals serve on our board of directors for a term of one year and until their successors are elected and take office:

Name	Age	Director Since
Burt A. Adams	46	December 2006
Ali H. M. Afdhal	63	September 2006
Alejandro P. Bulgheroni	64	August 2006
Carlos A. Bulgheroni	63	August 2006
Victor F. Germack	68	January 2005
James M. Hennessy	59	April 2007
Munawar H. Hidayatallah	63	May 2001
John E. McConnaughy, Jr.	78	May 2004
Robert E. Nederlander	74	May 1989
Zane Tankel	68	February 2007
Leonard Toboroff	75	May 1989
     Burt A. Adams was appointed as Vice Chairman of our board of directors on December 18, 2006 and became our President and Chief Operating Officer on December 19, 2006, and served in such capacity until his resignation, effective February 28, 2008. Mr. Adams has served as President and Chief Executive Officer of Oil & Gas Rental Services, Inc. since 1996. In April 2006, Mr. Adams was appointed a director of ATP Oil & Gas Corporation. He also serves as Chairman of Offshore Energy Center, Ocean Star Museum, located in Galveston, Texas and is a member of the National Ocean Industries Association (NOIA). Mr. Adams worked for Hydril Company in Houston, Texas from 1988 to 1996.
     Ali H. M. Afdhal was appointed to our board of directors on September 12, 2006. Since 2001, Mr. Afdhal has operated and managed his family’s international and agricultural interests. Mr. Afdhal is a graduate of The Institute of Chartered Accountants in England and Wales.
     Alejandro P. Bulgheroni was appointed to our board of directors on August 14, 2006. Mr. Bulgheroni has served as the Chairman of the Management Committee of Pan American Energy LLC, an oil and gas company, since November 1997. He also served as the Chairman of Bridas SAPIC from 1988 until 1997. He has served as Vice-Chairman and Executive Vice-President of Bridas Corporation since 1993. He also serves as Chairman and President of Associated

Petroleum Investors Ltd., an international oil and gas holding company, as Chairman and President of Global Oilfield Holdings Ltd. and as Chairman of Beusa Energy, Inc.. Mr. Bulgheroni is a member of the Petroleum and Gas Argentine Institute and of the Society of Petroleum Engineers (USA), Vice-President of the Argentine Chamber of Hydrocarbons Producers (CEPH), Vice-President of the Argentine-Uruguayan Chamber of Commerce, Counselor of the Buenos Aires Stock Exchange, Counselor of the Argentine Business Council for Sustainable Development (CEADS) and President of the Educando Foundation (Argentina). Mr. Bulgheroni is a graduate of the University of Buenos Aires with a degree in Industrial Engineering.
     Carlos A. Bulgheroni was appointed to our board of directors on August 14, 2006. Mr. Bulgheroni has served as the Chairman and President of Bridas Corporation, an international oil and gas holding company, since 1993. He has been a member of the Management Committee of Pan American Energy LLC since November 1997. He is also a member of the International Council of the Center for Strategic and International Studies (CSIS-Washington), the International Committee of The Kennedy Center for the Performing Arts and the Executive Board of the International Chamber of Commerce (ICC-Paris). Mr. Bulgheroni is a graduate of the University of Buenos Aires Law School.
     Victor F. Germack was appointed to our board of directors in January 2005. Mr. Germack has served since 1980 as President of Heritage Capital Corp., a company engaged in investment banking services. In addition, Mr. Germack formed, and since 2002 has been President of, RateFinancials Inc., a company that rates and ranks the financial reporting of U.S. public companies.
     James M. Hennessy was appointed to our board of directors in April 2007. Mr. Hennessy served as President and Chief Executive Officer of ING Funds, a United States mutual fund business of ING Group, from 2001 through 2006. While with ING Funds, Mr. Hennessy oversaw approximately 216 mutual funds with an aggregate of approximately $92 billion in assets under management. From 2003 through 2007, Mr. Hennessy also served on the board of governors of the Investment Company Institute, which is the national trade association for the mutual fund industry, representing most of the industry’s assets. Mr. Hennessy is currently on the board of directors of Natural Lighting Company and Munden Capital Holdings, LLC and is a member of the advisory board of the law, science and technology LLM program of Arizona State University Law School. In addition, Mr. Hennessy has a law degree from New York University.
     Munawar H. Hidayatallah has served as our Chairman of the Board and Chief Executive Officer since May 2001, and was President from May 2001 through February 2003. Mr. Hidayatallah was Chief Executive Officer of OilQuip Rentals, Inc., from its formation in February 2000 until it merged with us in May 2001. From December 1994 until August 1999, Mr. Hidayatallah was the Chief Financial Officer and a director of IRI International, Inc., which was acquired by National Oilwell, Inc. in early 2000. IRI International, Inc. manufactured, sold and rented oilfield equipment to the oilfield and natural gas exploration and production sectors. From August 1999 until February 2001, Mr. Hidayatallah worked as a consultant to IRI International, Inc. and Riddell Sports Inc.
     John E. McConnaughy, Jr. was appointed to our board of directors in May 2004. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy currently serves on the boards of Wave Systems Corp., Levcor International, Inc., and Arrow Resources Development Inc.
     Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the board of directors from May 1989 to 1993, and as our Vice Chairman of the board of directors from 1993 to 1996. Mr. Nederlander was a Director of Cendant Corp. from December 1997 and Chairman of the Corporate Governance Committee of Cendant Corp. from 2002 until he resigned in 2006 when he became a director of Realogy Corporation, a public company which was a spinoff from Cendant Corp. Mr. Nederlander resigned as a director of Realogy Corporation on April 10, 2007, when the company was sold. Mr. Nederlander was a director of HFS, Inc. from July 1995 to December 1997. Since November 1981, Mr. Nederlander has been President and/or Director of the Nederlander Organization, Inc., owner and operator of legitimate theaters in New York City. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside New York City. Mr. Nederlander was Chairman of the board of directors of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 to September 2003 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. Mr.

Nederlander has been a limited partner and a director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985. In addition, from January 1988 to January 2002, Mr. Nederlander was Chairman of the Board and Chief Executive Officer of Mego Financial Corp., doing business as Leisure Industries Corporation of America, which filed a voluntary petition under Chapter 11 of the U.S. federal bankruptcy code in July 2003. The voluntary petition was dismissed by the bankruptcy court in 2006.
     Zane Tankel has served as our director since February 2007. Mr. Tankel is currently Chief Executive Officer of Apple-Metro, Inc., the New York Metropolitan Area franchisee for Applebee’s Neighborhood Grill & Bar, and has been the Chairman of the Board of Apple-Metro, Inc. and Chevys Fresh Mex Restaurants since 1994. Mr. Tankel also serves as a member of the board of directors of Mortons Restaurant Group, Inc. and Caribbean Restaurant LLC. Mr. Tankel has also served as Chairman of the Board of the Metro Chapter of the Young Presidents Organization and was a founder of the advisory board for the Boys and Girls Choir of Harlem. Mr. Tankel is a graduate of the University of Pennsylvania’s Wharton School of Business.
     Leonard Toboroff has served as our director and Vice Chairman of the board of directors since May 1989 and served as our Executive Vice President from May 1989 until February 2002. Mr. Toboroff served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 through October 2003, and he is also a director of Engex Corp and Novoste Corporation. Mr. Toboroff is currently a managing (executive) director of Corinthian Capital, a private equity firm and a director of Special Purpose Acquisition Corporation. Mr. Toboroff has been a practicing attorney continuously since 1961.
Information Regarding Executive Officers
     The following table sets forth the names, ages and positions of each of our current executive officers, all of whom serve at the request of our board of directors and are subject to annual appointment by the board of directors:

Name	Age	Position

Munawar H. Hidayatallah	63	Chairman and Chief Executive Officer

Victor M. Perez	55	Chief Financial Officer

Theodore F. Pound III	53	General Counsel and Secretary

Bruce Sauers	44	Vice President and Corporate Controller

Terrence P. Keane	56	Senior Vice President—Oilfield Services

Mark C. Patterson	49	Senior Vice President—Rental Services; President of Allis-Chalmers Rental Services LLC

David K. Bryan	51	President and Chief Executive Officer of Strata Directional Technology LLC

Steven Collins	56	President of Allis-Chalmers Production Services LLC

Gary Edwards	56	President of Allis-Chalmers Tubular Services LLC

John A. Meyers	47	President of AirComp LLC
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
     Theodore F. Pound III became our General Counsel in October 2004 and was elected Secretary in January 2005. For ten years prior to joining us, he practiced law with the law firm of Wilson, Cribbs & Goren, P.C., Houston, Texas. Mr. Pound has practiced law for more than 27 years. Mr. Pound has represented us and managed each of our acquisitions beginning in 2001.
     Bruce Sauers has served as our Vice President and Corporate Controller since July 2005. From January 2005 until July 2005, Mr. Sauers was Controller of Blast Energy Inc., an oilfield services company. From June 2004 until January 2005, Mr. Sauers worked as a financial and accounting consultant. From July 2003 until June 2004, Mr. Sauers served as controller for HMT, Inc., an above ground storage tank company. From February 2003 until July 2003, Mr. Sauers served as assistant controller at Todco, an offshore drilling contractor. Mr. Sauers has served in a financial management role for approximately 20 years.
     Terrence P. Keane became Senior Vice President—Oilfield Services in January 2008 and prior to that served as President and Chief Executive Officer of AirComp since its formation on July 1, 2003. In addition, Mr. Keane has served as a consultant to M-I in the area of compressed air drilling from July 2002 until June 2003. From March 1999 until June 2002, Mr. Keane served as Vice President and General Manager — Exploration, Production and Processing Services for Gas Technology Institute where Mr. Keane was responsible for all sales, marketing, operations and research and development in the exploration, production and processing business unit. For 15 years prior to joining the Gas Technology Institute, Mr. Keane held various positions with Smith International, Inc., in Houston, Texas, most recently in the position of Vice President Worldwide Operations and Sales for Smith Tool.
     Mark C. Patterson is Senior Vice President—Rental Services and President of Allis-Chalmers Rental Services LLC. Prior to such time Mr. Patterson served as Executive Vice President of Sales and Business Development for Allis-Chalmers Rental Services LLC, organizing, managing and coordinating the sales effort for the company. Mr. Patterson also previously worked with Oil & Gas Rental Services, Inc. since August 1989 and has over 18 years experience in the rental service business and over 27 years experience in the oil and gas service sector of the oil and gas industry. While with Oil & Gas Rental Services, Inc., Mr. Patterson served as Vice President of Sales in Houston, managing the Houston sales and marketing effort until Dec. 18, 2006.
     David K. Bryan has served as President and Chief Executive Officer of Strata Directional Technology LLC, or Strata, since February 2005. Mr. Bryan served as Vice President of Strata from June 2002 until February 2005. From February 2002 to June 2002, he served as General Manager, and from May 1999 through February 2002, he served as Operations Manager of Strata. Mr. Bryan has been involved in the directional drilling sector since 1979.
     Steven Collins has served as President of Allis-Chalmers Production Services LLC, or Production Services, since December 2005. Mr. Collins was our corporate Vice President of Sales and Marketing from June 2005 to December 2005. From 2002 to 2005, Mr. Collins served as Sales Manager of Well Testing and Corporate Strategic Accounts Manager for TETRA Technologies. From 1997 to 2002, Mr. Collins was in sales for Production Well Testers. Mr. Collins has over 25 years’ experience in various sales and management positions in the oilfield services industry.
     Gary Edwards has served as President of Allis-Chalmers Tubular Services LLC, or Tubular, since December 2005 after serving as Executive Vice President of Tubular since September 2005. From April 1997 to September 2005, Mr. Edwards served as Operations Manager for International Hammer/Spindletop Tubular Services, a division of Patterson Services, Inc. Mr. Edwards has been in the casing and tubing industry for the past 29 years.
     John A. Meyers was appointed President of AirComp LLC in January 2008. Prior to this appointment, Mr. Meyers served as Vice President of Percussion Drilling Systems for AirComp LLC since November 2006. Mr. Meyers has also served in several managerial roles within the company that have included Engineering, Manufacturing and Product

Management responsibilities. Mr. Meyers has over 25 years experience in the oilfield service industry including 20 years with Smith International and Halliburton where he had Field Engineering responsibilities for Roller Cone and PDC Bits, Directional Drilling, Down-hole Motors, MWD and Air Percussion tools. Mr. Meyers holds several US patents pertaining to air hammers and bits and has written numerous industry papers on percussion drilling. Mr. Meyers is a graduate of Louisiana State University with a degree in Mechanical Engineering.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more of any class of our stock are required from time to time to file with the SEC and the New York Stock Exchange reports of ownership and changes of ownership. We refer to these directors, officers and beneficial owners as reporting persons. Reporting persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms and written representations received from reporting persons with respect to the fiscal year ended December 31, 2007, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders have been met, except for a late Form 4 filing by Gary Edwards in connection with the grant of stock options in December 2005, a late Form 4 filing by Bruce Sauers in connection with the grant of restricted stock in February 2007 and in connection with the grant of restricted stock in December 2007, a late Form 4 filing by Jeffrey R. Freedman in connection with the transfer of shares in August 2005 and the grant of stock options and restricted stock in April 2007, a late Form 4 filing by James Davey in connection with the sale of stock in June 2007, a late Form 4 filing by Munawar Hidayatallah in connection with the grant of restricted stock in August 2007, a late Form 4 filing by Robert E. Nederlander in connection with the sale of shares in August 2007, a late Form 4 filing by each of James M. Hennessy and Zane Tankel in connection with the grant of bonus shares in December 2007, a late Form 4 filing by each of Terrence P. Keane and David K. Bryan in connection with the grant of restricted stock in June 2007, a late Form 4 filing by John Meyers in connection with the grant of restricted stock in December 2007, a late Form 3 filing by Gary Edwards when he became President of Allis-Chalmers Tubular Services, Inc. and a late Form 3 filing by John Meyers when he became President of AirComp LLC.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics applicable to all our employees and each of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. The purpose of the Code of Business Conduct and Ethics is to:
•	deter wrongdoing;

•	promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the SEC or otherwise communicate to the public;

•	promote compliance with applicable governmental laws, rules and regulations;

•	promote prompt internal reporting of violations of the code to an appropriate person; and

•	promote accountability for adherence to the code.
     We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon request by contacting our Corporate Secretary at our executive offices located at 5075 Westheimer, Suite 890 ,Houston, Texas 77056 or (713) 369-0550. The Code of Business Conduct and Ethics is also available on our website at www.alchenergy.com under the “Investor Relations—Governance” tab.
Audit Committee
     Our Audit Committee currently consists of three directors, Mr. McConnaughy and Mr. Germack, who serve as Co-Chairmen, and Mr. Nederlander. All of our Audit Committee members are “independent” under the applicable New York

Stock Exchange and Securities and Exchange Commission rules regarding audit committee membership. Our board of directors has determined that Mr. Germack qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.
     The Audit Committee assists our board of directors in fulfilling its oversight responsibility by overseeing and evaluating:
•	the conduct of our accounting and financial reporting process and the integrity of our financial statements;

•	the functioning of our systems of internal accounting and financial controls; and

•	the engagement, compensation, performance, qualifications and independence of our independent auditors.
     The independent auditors have unrestricted access and report directly to the Audit Committee. The Audit Committee meets privately with, and has unrestricted access to, the independent auditors and all of our personnel.
     Our board of directors has adopted a written Audit Committee charter. A copy of the Audit Committee charter is available on our website (www.alchenergy.com).
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The following is a discussion of the principles and policies underlying our executive compensation program as well as the manner and context in which we award compensation for each of the named executives identified in the Summary Compensation Table below.
Executive Compensation Philosophy and Objectives
     It is critical to our long-term success and growth that our business is managed by highly capable leaders with the experience and dedication to oversee a growing and changing organization. To achieve this objective, our compensation philosophy is to recruit, retain and motivate talented and effective employees. We focus on traditional compensation principles that are geared to both our short-term and long-term performance. We adhere to the following compensation principles which influence the design and administration of our executive compensation program:
•	Compensation decisions should reflect our strategy — We have experienced rapid growth in recent years. As we have grown, we have made compensation decisions that reflect our size and growth.

•	Total compensation should reflect performance— Our compensation program provides incentives that reward executives for achieving short-term as well as long-term financial and operational goals. Our total compensation program is managed so that a significant amount of executive compensation is considered at risk, and conditioned on performance.

•	Compensation levels must be competitive— Demand for qualified executive talent in our industry is high, while the supply for this talent is limited. The level of base salaries, short-term incentive opportunities, and long-term incentive opportunities established for our named executive officers are intended to provide a total target compensation opportunity in the range of the market median for executives in comparable positions and markets in which we compete for talent.

•	Executive interests should be aligned with those of our stockholders— The value of our executive compensation programs should generally vary as our stockholders experience increase or decrease in value. Through the use of performance related annual incentives, stock option grants, and restricted stock grants, we attempt to align the long-term interests of our executives with those of our stockholders by linking a portion of executive compensation to our long-term financial performance.

•	Compensation programs should motivate executives to stay with us over the long-term— In addition to providing compensation that is competitive with the market, we attempt to provide incentive for our executives to stay with the company. We use time vested option and restricted stock awards in our compensation program, providing retention incentives for our executives to stay with us. In the last year, we entered into an employment agreement with each of our named executive officers. Each of these high performing executives have been retained for three year terms. The Compensation Committee believes that retaining each of these individuals will play a critical role in our future success.
Role of Compensation Committee
     Executive officer compensation is administered by the Compensation Committee of our board of directors, which is composed of two non-employee directors who satisfy the independence requirements of the New York Stock Exchange. Our board of directors appoints the members of the Compensation Committee, and delegates to the Compensation Committee the responsibility for, among other matters:
•	evaluating and approving our overall compensation programs;

•	annually reviewing the performance of and setting the compensation (i.e., salary, incentive awards, and all other elements) for our chief executive officer;

•	annually reviewing the performance of and recommending the compensation for the other executive officers; and

•	reviewing and approving annual goals and mechanics along with administering our annual incentive and equity compensation plans and programs.
Compensation Governance
     Each year the compensation paid to our chief executive officer is reviewed and approved by the Compensation Committee. The compensation awarded to our other named executive officers is proposed by the CEO, reviewed by the Compensation Committee and then recommended to the Board of Directors for final approval.
     Our Board of Directors generally approves the compensation plans which govern our various direct compensation programs and elements. The table below outlines the governance of those programs.

Reviewed and
	Compensation Element	Plan/Governance	Recommended By:	Approved By:
	Base Salary	Employment Agreement
CEO	Annual Bonus	Employment Agreement	Compensation	Compensation
	Long-Term Incentives	2006 Incentive Plan	Committee	Committee

	Base Salary	Employment Agreements
NEOs	Annual Bonus	Employment Agreements	CEO & Compensation
	Long-Term Incentives	2006 Incentive Plan	Committee	Board of Directors
Role of Compensation Consultants
     Pursuant to its charter, the Compensation Committee is authorized to retain any compensation consultants or other advisors as it deems appropriate to assist in compensation matters. Since 2007, the Compensation Committee has periodically engaged Cogent Compensation Partners, Inc., or Cogent, to serve as an independent compensation consultant to the Compensation Committee on executive compensation matters. Cogent performs work at the direction and under the supervision of the Compensation Committee and provides advice, research and analytical services on a variety of compensation related subjects.

Role of Our Executive Officers in Establishing Compensation
     Mr. Hidayatallah, our chief executive officer, is actively involved in the compensation process and provides recommendations to the Compensation Committee in its evaluation and administration of compensation programs for our executive officers, including the recommendation of individual compensation levels for executive officers, other than himself. In developing compensation recommendations, Mr. Hidayatallah has relied on his many years of experience serving as an executive officer in the oilfield service industry as well as publicly available information for comparable compensation guidance. No other executive officer assumes an active role in the evaluation, design or administration of our executive officer compensation programs. Mr. Hidayatallah participates in Compensation Committee meetings relating to the compensation of our other executive officers. Mr. Hidayatallah does not attend Compensation Committee meetings that pertain to him.
Benchmarking
     We compare our compensation practices with other comparable companies when making determinations about compensation. Our current peer group of companies was established in 2006. The companies chosen as our peers were selected as representative of the sector in which we operate and of our relative size in terms of market capitalization and revenue. With the assistance of Cogent, our compensation consultant, we reviewed the compensation of our executive officers relative to that paid to executives in our peer group. We use this type of benchmarking as a source of information which complements our own analysis, and not as an independent source for making compensation related decisions. Competitive compensation information provided to us by Cogent represents only part of our decision making process and serves to help us better understand the competitive environment for executive pay.
     Our peer group consists of the following companies:
•	Core Laboratories

•	Gulfmark Offshore Inc.

•	NATCO Group Inc.

•	Newpark Resources

•	Oil States Intl. Inc.

•	RPC Inc.

•	Superior Energy Services Inc.

•	Superior Well Services Inc.

•	Tesco Corp.

•	Tetra Technologies Inc.

•	W-H Energy Services Inc.
     Cogent used compensation information from the peer companies and combined it with published compensation surveys specific to the energy industry to analyze the base salaries and total compensation of each of our named executive officers. The primary energy industry survey used was the 2007 Mercer Energy Compensation Survey in which 217 energy industry companies participated. Our analysis for 2007 compensation showed our named executive officers positioned near the market median of these companies for base salaries and total cash compensation.
Components of Executive Compensation
     Our executive compensation program consists of the following components: base salary, annual bonus, long-term incentives, perquisites and benefits.
     Base Salary
     Competitive base salaries are designed to attract and retain employees by providing them with a stable source of income. In addition, base salaries for our executive officers are designed to compensate the executive for the experience, education, personal qualities and other qualifications of that individual that are essential for the specific role of such executive, while remaining competitive with the market. This market consists of both the oilfield services industry and other service-based industries. We have historically set pay at levels that reflect the qualifications of the individuals and their competing opportunities in the market. Our annual incentive compensation is expressed as a percentage of base salary.
     Base salaries are generally reviewed on an annual basis. In addition to benchmarking, as noted above, our chief executive officer considers various factors when recommending base salaries, including:
•	the executive’s individual performance;

•	the performance of the executive’s business unit within Allis-Chalmers;

•	company-wide performance;

•	the executive’s experience and expertise;

•	the executive’s position and job responsibilities;

•	the executive’s years of service with us; and

•	the competitive pay levels for similar positions.
     No specific weight is assigned to any of these factors and our chief executive officer exercises subjective judgment when making salary recommendations with respect to our executive officers.
     Annual Incentive Compensation
     A significant portion of each executive’s total compensation is variable and dependent upon the achievement of one or more goals. Annual incentive compensation primarily consists of cash bonuses. When determining these bonuses, we rely on performance criteria such as the achievement of certain earnings per share or earnings before interest, taxes, depreciation and amortization, or EBITDA, the successful completion of specific job responsibilities or the achievement of other items integral to our success. For 2007, the primary performance criteria used for our corporate executives was meeting specified earnings guidance and successfully completing individual goals pertaining to specified job responsibilities. For our chief financial officer, these goals included managing our financial reporting function, maintaining Sarbanes-Oxley compliance, obtaining financing for acquisitions and receiving an unqualified audit opinion. For our general counsel, these goals included performance related to acquisitions, the timely filing of regulatory reports and successfully managing our legal issues. These performance criteria are generally set forth in each executive’s employment agreement. For our division heads, their performance goals are generally tied to the achievement of established EBITDA goals for each such division. For each executive, our chief executive officer evaluates performance in light of the specified performance criteria for each executive and recommends to the Compensation Committee the amount of the annual incentive payment to be awarded. An annual cash bonus may be more than, less than or equal to the target cash bonus amount set for each executive.
     Long-Term Incentive Compensation
     We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Prior to 2006, we primarily granted long-term incentives in the form of stock options pursuant to our Amended and Restated 2003 Stock Option Plan. We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options. In 2006, we reassessed our form of award and the Committee adopted the 2006 Incentive Plan, or the 2006 Plan, in order to provide us with a mix of long-term incentive vehicles to complement our stock option awards, namely restricted stock. We do not have pre-established target award amounts for long-term incentive grants. Instead, our chief executive officer recommends the number of awards to grant to each executive.
     Stock Options. Stock options are an important aspect of our long-term compensation program. Stock options are granted with an exercise price equal to the fair market value of the option on the date of grant. In 2007, we granted stock options to our chief executive officer and chief financial officer as a means of motivating them to increase stockholder value by aligning their interests with those of our stockholders.

     Restricted Stock. Our use of restricted stock is intended to maintain consistency in management by encouraging our executives to stay with us for the long-term. Restricted stock awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may do little to retain and motivate employees when the current value of our stock is less than the option price. Further, restricted stock is a meaningful mechanism to align the interests of executives with those of our stockholders, without fostering an environment of undue risks.
     In determining long-term incentive awards for the executives, the Compensation Committee relies on recommendations from our chief executive officer. Our chief executive officer considers several factors, including our performance, the individual performance of the executives, the share usage and associated accounting expense when determining restricted stock awards. In 2007, we granted restricted stock to our all of our named executive officers in connection with their renewed employment agreements.
     Perquisites
     Our named executive officers received certain perquisites in 2007 which consisted of health benefits paid for by us, payment of life insurance premiums and a monthly car allowance. We provide these benefits to our named executive officers as part of a competitive compensation package. In addition, we provide Mr. Hidayatallah with access to a company car and driver because we believe that this allows him to devote optimal time to our business and increases his efficiency.
     In addition to the benefits named above, we reimburse Mr. Hidayatallah for maintaining an apartment in Houston, Texas in close proximity to our corporate office because Mr. Hidayatallah resides in California. We also reimburse Mr. Hidayatallah for expenses for traveling between Texas and California. Mr. Hidayatallah’s reimbursements for his travel expenses and his apartment in Houston are provided for in his employment agreement.
     We did not provide tax gross-ups related to these perquisites in 2007.
     Employee Benefits
     We offer our named executive officers standard employee benefits to provide for them in time of disability and to allow us to remain competitive in the market in order to attract and retain key employees. Our primary benefits, which are available to all employees, include participation in our employee health, dental and vision plans, disability and life insurance plans and our 401(k) savings plan. We currently match 50% of the employees’ pre-tax contributions up to 6% of the employee’s salary (including bonus), subject to contribution limits. We also pay the cost of health insurance premiums for each of our named executive officers.
Compensation of the Named Executive Officers
Chairman & Chief Executive Officer
     We entered into a new employment agreement with Mr. Hidayatallah effective April 2007. The terms of the agreement were proposed by Mr. Hidayatallah and the Compensation Committee retained the services of Cogent to assist in negotiating the terms of the agreement. Pursuant to his agreement, Mr. Hidayatallah’s salary was increased from $400,000 to $500,000, which represented a 25% increase in his annual salary. The salary was set just below the market median as reported by Cogent. The Compensation Committee also felt this increase was reasonable given the competitiveness of the salary in the market, and the significant strides we have made in terms of growth under the direction and leadership of Mr. Hidayatallah. The agreement also provides Mr. Hidayatallah the opportunity to earn an annual incentive bonus equal to 100% of his base salary, which makes him eligible to receive up to $1 million in annual total cash compensation. The resulting total cash compensation would position Mr. Hidayatallah’s pay near the market median if the annual incentive bonus was achieved. Although Mr. Hidayatallah did not receive his target annual incentive bonus for 2007, he did receive a $100,000 bonus for our performance during the first quarter of 2007.
     In connection with his employment agreement, Mr. Hidayatallah was awarded 685,000 shares of performance-based restricted stock and 200,000 stock options. The annualized present value of the award is approximately $4.66 million, which is equivalent to 5.8 times the annualized long-term incentive value awarded at the 75th percentile of our peer group. The Compensation Committee granted these awards in order to recognize the dedication and leadership of Mr. Hidayatallah as well as to further retain and motivate Mr. Hidayatallah to continue to focus on the growth of Allis-Chalmers. While this award’s value falls within the top quartile of the market, which is generally outside our normal compensation strategy, the Compensation Committee considered the significant growth of Allis-Chalmers since inception under the direction of Mr. Hidayatallah. Particularly, the Compensation Committee noted that in 2003 we had revenues of $33 million with net income of $2.3 million and in 2007 our revenues increased to $571 million with net income of $50.4 million. In addition, our market capitalization increased from approximately $12 million in 2003 to approximately $512 million in 2007. The Compensation Committee also felt the restricted stock award was appropriate because it is performance-based, making it both tax deductible and stockholder friendly since the performance measure of the restricted stock award is based upon an increase each year in total stockholder return. It should be noted that the first tranche of the restricted stock award did not vest on the first vesting date, which was April 1, 2008, because the performance measure based on total stockholder return was not achieved.
Chief Financial Officer
     We entered into a new employment agreement with Mr. Perez effective April 2007. Pursuant to his new agreement, Mr. Perez’ salary was increased from $260,000 to $286,000, which represented approximately a 10% increase in his annual salary. In considering the competitiveness of the increase, the Compensation Committee was provided with market data which showed the increase would position his base salary just above the market median. The agreement also provides Mr. Perez the opportunity to earn an annual incentive bonus equal to 50% of his base salary. The total cash compensation that Mr. Perez is eligible to receive is between the market 25th percentile and the median, according to information provided to the Compensation Committee by Cogent. Although Mr. Perez met his individual performance goals, we did not meet our earnings guidance for the year and, therefore, Mr. Perez did not receive an annual incentive bonus for 2007.
     In connection with his employment agreement, Mr. Perez was awarded 15,000 stock options and 25,000 shares of performance-based restricted stock. The annual present value of the equity on the date of grant positioned Mr. Perez’ total direct compensation around the market 75th percentile, according to a report provided to us by Cogent. In making these grants, the Compensation Committee considered such factors as his role in obtaining financing for our acquisitions, his oversight in the successful implementation of our financial controls systems, his receipt of three consecutive “clean” audit opinions and his overall leadership in the accounting and finance function.
General Counsel & Secretary
     We entered into a new employment agreement with Mr. Pound in December 2007. Pursuant to his new agreement, Mr. Pound’s salary was increased from $240,000 to $250,000, which represented approximately a 4% increase and positioned his base salary at the market median. The agreement also provides Mr. Pound the opportunity to earn an annual incentive bonus equal to 50% of his base salary. The total cash compensation that Mr. Pound is eligible to receive is between the market 25th percentile and the median, based on information provided by Cogent. Although Mr. Pound met his individual performance goals, we did not meet our earnings guidance for the year and, therefore, Mr. Pound did not receive a bonus for 2007.
     In connection with his employment agreement, Mr. Pound was awarded 15,000 shares of restricted stock. This equity grant was awarded to Mr. Pound for the high level of responsibility he assumed in successfully overseeing our acquisitions and other important compliance responsibilities. In addition, these equity awards were made to retain and motivate Mr. Pound to focus on the long-term growth of Allis-Chalmers.
President and CEO of Strata Directional Technology LLC
     We entered into a new employment agreement with Mr. Bryan in July 2007. Mr. Bryan’s salary was maintained at $250,000 as his base salary was already positioned between the market median and the 75th percentile. The agreement also provides Mr. Bryan the opportunity to earn an annual incentive bonus equal to 100% of his base salary. The total cash compensation that Mr. Bryan is eligible to receive is above the market’s 75th percentile, according to information provided to the Compensation Committee by Cogent. For 2007, Mr. Bryan received an annual incentive bonus of $231,250. Mr. Bryan’s sole performance measure in determining his annual incentive bonus is budgeted EBITDA and Mr. Bryan exceeded his EBITDA performance goals.
     In connection with his employment agreement, Mr. Bryan was awarded 112,500 shares of restricted stock for 2007. This equity grant was awarded to Mr. Bryan for being the highest performing named executive officer in 2007. Despite losing 19 directional drillers in 2007, his division maintained EBITDA and revenue targets and had the highest return on capital employed. In addition, the Compensation Committee considered the high performance of Strata Directional Technology LLC, or Strata, over the past five years. In 2003 Strata had revenues of $16.0 million and EBITDA of $1.4 million. Under the leadership of Mr. Bryan, in 2007 Strata had increased its revenues to $96 million with EBITDA of $21.9 million. Strata also has the highest return on capital employed among all of our business segments. The size of Mr. Bryan’s equity award in comparison to those made to other named executive officers for 2007, other than the chief executive officer, is a reflection of Mr. Bryan’s exceptional performance during 2007.
Senior Vice President—Oilfield Services
     We entered into a new employment agreement with Mr. Keane in July 2007 and increased his salary from $175,000 to $225,000, which represented a 29% increase in his annual base salary. Mr. Keane’s 2007 compensation is based upon his service as President of AirComp LLC. In January 2008, Mr. Keane was promoted to Senior Vice President – Oilfield Services and his basic salary was increased to $250,000. The increase positioned Mr. Keane’s salary between the market median and the 75th percentile. In April 2008, Mr. Keane’s employment agreement was amended to reflect his new position and his salary was increased to $275,000.
     The agreement also provides Mr. Keane the opportunity to earn an annual incentive bonus equal to 100% of his base salary. The total cash compensation that Mr. Keane is eligible to receive is above the market’s 75th percentile according to information provided to the Compensation Committee by Cogent. For 2007, Mr. Keane received an annual incentive bonus of $156,250. Mr. Keane’s sole performance measure in determining his annual incentive bonus is budgeted EBITDA and Mr. Keane exceeded his EBITDA performance goals.
     In connection with his employment agreement, Mr. Keane was awarded 45,000 shares of restricted stock in 2007. This award was made in part as consideration for his role in the revenue growth of his division over the past 5 years. In 2003 AirComp LLC had revenues of $6.7 million and EBITDA of $1.2 million. Under the leadership of Mr. Keane, in 2007 AirComp LLC had revenues of $51 million and EBITDA of $16.8 million. In addition, the equity award was made to further retain and motivate Mr. Keane to continue in our successful growth.
Executive Compensation Policies and Processes
     Equity Award Grant Practices
     We award all stock options to purchase our common stock to executive officers and all other employees at the market price of our common stock on the grant date. Employees are not allowed to select the effective date of stock option grants and neither we nor the Compensation Committee has ever back-dated any option awards. Although the Compensation Committee does not set specific dates in which it makes equity awards, the Compensation Committee does not time its approval of equity awards around the release of any material non-public information.
     Policy Regarding Section 162(m) of the Internal Revenue Code
     Section 162(m) of the Internal Revenue Code generally limits our ability to take a federal income tax deduction for compensation paid to our named executive officers in excess of $1 million. The stock options we grant have been structured to qualify as performance-based so they are not subject to this deduction limitation. Although the Compensation Committee will seek to utilize deductible forms of compensation to the extent practicable, it believes it is important to preserve flexibility in administering compensation programs. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m).

     For 2007, our executive compensation had the following implications under Section 162(m) of the Internal Revenue Code:
•	Base salaries for all named executive officers were fully deductible in 2007 as each of those salaries were under $1 million.

•	Stock options awards were granted under the stockholder approved 2006 Incentive Plan and are deductible as performance-based compensation under Section 162(m).
     The restricted shares granted to our CEO in connection with his employment agreement were granted under the stockholder approved 2006 Incentive Plan and are deductible as performance-based compensation because they vest only upon the achievement of certain performance goals.
     Executive Stock Ownership Guidelines
     We do not currently have any policy or guidelines that require a specified ownership of our common stock by our directors or executive officers or stock retention guidelines applicable to equity-based awards granted to directors and executive officers. However, the Compensation Committee has committed itself to working with Cogent Compensation Partners, Inc. to develop and establish stock ownership requirements. The Compensation Committee believes that establishing ownership guidelines will more closely align our key executives’ interests with those of our stockholders. The Compensation Committee will establish target ownership requirements by conducting a study into the market levels of required ownership.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2007.

The Compensation Committee of the Board of Directors

Ali H. M. Afdhal
Zane Tankel

Summary Compensation Table
     The following table provides a summary of the cash and non-cash compensation for the year ended December 31, 2007 and 2006 for each of (1) the Chief Executive Officer and the Chief Financial Officer and (2) each of our three most highly compensated executive officers during 2007 other than the Chief Executive Officer or Chief Financial Officer. We refer to these executives collectively as the named executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards(1)	Awards(2)	Compensation	Compensation(5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(3)	($)	($)

Munawar H. Hidayatallah	2007	475,000	100,000	2,013,444	547,115	—	139,034	3,274,593
Chairman & Chief Executive	2006	400,000	—	—	845,694	400,000	88,240	1,733,934
Officer
Victor M. Perez	2007	270,833		63,608	81,912	—	43,000	459,353
Chief Financial Officer	2006	248,833	100,000	—	212,551	120,000	21,801	703,185
Theodore F. Pound	2007	240,833	—	6,346	65,852	—	29,751	342,782
General Counsel and Secretary	2006	205,500	100,000	—	230,142	90,000	15,923	641,565
David K. Bryan	2007	250,000	—	309,877	5,284	231,250	21,148	817,559
President and Chief	2006	187,000	—	—	33,038	174,996	12,941	407,975
Executive Officer of Strata Directional Technology LLC
Terrence P. Keane(4)	2007	202,404	—	287,653	38,399	156,250	40,393	725,099
Senior Vice President—Oilfield Services	2006	172,038	—	—	128,957	87,500	16,062	404,557

(1)	The amounts indicated represent the aggregate dollar amount of compensation expense, excluding the reduction for risk of forfeiture, related to restricted stock awards recognized in our financial statements during fiscal year 2007. The expense was determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(2)	The amounts indicated represent the aggregate dollar amount of compensation expense, excluding the reduction for risk of forfeiture, related to stock option awards recognized in our financial statements during fiscal year 2007 and includes amounts from awards granted prior to 2007. The expense was determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(3)	The amounts indicated represent annual incentive compensation paid pursuant to each executives employment agreement.

(4)	Mr. Keane’s promotion to Senior Vice President—Oilfield Services was effective January 29, 2008. During 2007, Mr. Keane served as President and Chief Executive Officer of AirComp LLC.

(5)	The following table provides a summary of the All Other Compensation column and includes all perquisites:

Summary of All Other Compensation

			401(k) plan		Allis-Chalmers
		Health	Matching	Car	Provided	Other Personal
		Benefits (1)	Contributions	Allowance	Car (2)	Benefits (3)	Total
Name	Year	($)	($)	($)	($)	($)	($)
Munawar H. Hidayatallah	2007	62,788	7,500	—	12,302	56,444	139,034
	2006	27,832	3,750	—	7,023	49,635	88,240
Victor M. Perez	2007	23,513	7,488	12,000	—	—	43,001
	2006	10,723	4,578	6,500	—	—	21,801
Theodore F. Pound	2007	10,001	7,750	12,000	—	—	29,751
	2006	9,623	4,800	1,500			15,923
David K. Bryan	2007	10,801	4,347	6,000	—	—	21,148
	2006	6,941	—	6,000	—	—	12,941
Terrence P. Keane	2007	22,418	5,975	12,000	—	—	40,393
	2006	5,751	2,311	8,000	—	—	16,062

(1)	The amounts indicated represent actual health benefit premiums and expenses paid by Allis-Chalmers.

(2)	We provide a company car and driver to Mr. Hidayatallah for business reasons and for commuting to and from the office. The cost of the driver was determined by allocating a portion of the total actual employment costs of the administrative employee based on amount of driving time per employee. The cost of the company car was determined by allocating a portion of the car purchase price (total cost divided by three for the expected usage of the car in years), annual cost of insurance, maintenance and other costs based on mileage incurred for commuting and personal use by each employee.

(3)	Other personal benefits for Mr. Hidayatallah include $23,415 in Allis-Chalmers-paid airline flights and $33,029 in apartment and utility costs for the corporate apartment in Houston, Texas for the fiscal year 2007.

      Grant of Plan-Based Awards
     The following table sets forth the grants of plan-based awards for 2007 as a dollar amount for each of the named executive officers. All equity-based awards were granted under our 2006 Incentive Plan.

								All other stock awards:	All other option awards:		Grant Date Fair
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of shares	Number of Securities	Exercise or	Value of Stock
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (2)			of stock	Underlying	Base Price of	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Option Awards	Awards
Name	Grant Date	$	$	$	#	#	#	#(3)	#(4)	$/sh	$(5)
Munawar H. Hidayatallah		—	475,000	—
	8/3/2007								200,000	21.95	2,607,824
	9/17/2007				—	685,000	685,000				11,390,358
Victor M. Perez			139,750
	8/3/2007				—	15,000	15,000			21..95	165,056
	8/3/2007				—	25,000	25,000				462,946
Theodore F. Pound			120,000
	12/3/2007							15,000			231,150
David K. Bryan		—	218,500	—
	6/14/2007							37,500			830,250
	10/14/2007							75,000			1,440,750
Terrence P. Keane		—	212,500	—
	6/14/2007							45,000			996,300

(1)	Reflects each named executive officer’s target amount of the annual cash incentive bonus under our non-equity incentive compensation plan for 2007. The amounts of the performance bonus awards made to the named executive officers pursuant to the incentive compensation plan for 2007 are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

(2)	The amounts indicated represent performance based restricted stock awards and options granted during fiscal year 2007. The vesting schedules, upon satisfying performance criteria, for the awards granted during the fiscal year 2007 are disclosed in footnotes 2, 6 and 7 in the following Outstanding Equity Awards table.

(3)	The amounts indicated represent restricted stock awards granted during fiscal year 2007. The vesting schedules for restricted stock awards granted during the fiscal year 2007 are disclosed in the footnotes in the following Outstanding Equity Awards table.

(4)	The amounts indicated represent options granted during fiscal year 2007. The vesting schedules for option awards granted during the fiscal year 2007 are disclosed in the footnotes in the following Outstanding Equity Awards table.

(5)	The valuation of restricted stock awards and stock options were determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End 2007
     The following table sets forth information regarding outstanding equity awards for each of our named executive officers for 2007.

	Options Awards					Stock Awards
									Equity Incentive
			Equity Incentive					Equity Incentive	Plan Awards:
			Plan Awards:					Plan Awards:	Market or
	Number of	Number of	Number of					Number	Payout Value
	Securities	Securities	Securities			Number of	Market Value	of Unearned	of Unearned
	Underlying	Underlying	Underlying			Shares or	of Shares or	Shares, Units	Shares, Units
	Unexercised	Unexercised	Unexercised	Option		Units of Stock	Units of Stock	or Other Rights	or Other Rights
	Options	Options	Unearned	Exercise	Option	That Have	That Have	That Have	That Have
	#	#	Options	Price	Expiration	Not Vested	Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	#	$	Date	#	$(1)	#	$(1)

Munawar H. Hidayatallah	200,000			3.86	2/2/2015
	83,333			10.85	12/15/2015
		200,000		21.95	8/3/2017
								685,000 (6)	10,103,750

Victor M. Perez	25,000			4.85	11/13/2014
	45,000			10.85	12/15/2015
			15,000 (2)	21.95	8/3/2017
								25,000 (7)	368,750

Theodore F. Pound III	40,000			4.85	11/13/2014
	50,000			10.85	12/15/2015
						15,000 (3)	221,250

David K. Bryan	20,000			4.87	5/24/2015
						37,500 (4)	553,125
						75,000 (5)	1,106,250

Terrence P. Keane	15,000			4.87	5/24/2015
	25,000			10.85	12/15/2015
						45,000 (4)	663,750

(1)	The values represented have been calculated by multiplying $14.75, the closing price of our common stock on December 31, 2007, by the number of shares of restricted stock.

(2)	The performance-based stock options were granted on August 3, 2007 and vest 20% on August 3, 2008, 20% on August 3, 2009 and 60% on August 3, 2010. Alternatively, the award vests 100% on August 3, 2010 if certain performance goals are met. Vesting is also contingent on continued employment.

(3)	The restricted stock awards were granted on December 3, 2007 and vest 20% on December 3, 2008, 20% on December 3, 2009 and 60% on December 3, 2010.

(4)	The restricted stock awards were granted on June 14, 2007 and vest 20% on June 14, 2008, 20% on June 14, 2009 and 60% on June 14, 2010.

(5)	The restricted stock awards were granted on October 4, 2007 and vest 20% on October 4, 2008, 20% on October 4, 2009 and 60% on October 4, 2010.

(6)	The performance-based restricted stock awards were granted on September 17, 2007 and vest one-third each on April 1, 2008, 2009 and 2010 if certain performance goals are met. Alternatively, the award vests 100% on April 1, 2010 if certain performance goals are met. Vesting is also contingent on continued employment, except in the case of death or disability.

(7)	The performance-based restricted stock awards were granted on August 3, 2007 and vest 20% on August 3, 2008, 20% on August 3, 2009 and 60% on August 3, 2010. Alternatively, the award vests 100% on the third anniversary date if certain performance goals are met. Vesting is also contingent on continued employment.

     Option Exercises and Stock Vested During Fiscal Year 2007
The following table sets forth information concerning each exercise of stock options and each vesting of stock, including restricted stock and similar instruments, during 2007 for each of our named executive officers on an aggregated basis.

	Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)

Munawar H. Hidayatallah	—	—
Victor M. Perez	18,000	$271,616
Theodore F. Pound III	10,000	$161,538
David K. Bryan	35,000	$536,099
Terrence P. Keane	10,000	$146,315
Director Compensation for Fiscal Year 2007
     Our current policy is to pay each of our non-management directors (currently all directors other than Messrs. Adams, Hidayatallah and Toboroff) a retainer of $10,000 each quarter. Each non-management director serving on a committee of the board of directors will receive an additional $1,500 each quarter for service on such committee, and each non-management director serving as chairman or co-chairman of a committee of the board of directors will receive an additional $1,500 each quarter for acting as chairman or co-chairman of such committee. In addition, our “audit committee financial expert” will receive an additional $12,500 on a quarterly basis. For the first three quarters of 2007, each non-management director received a retainer of $8,750 each quarter. Each non-management director serving on a committee of the board of directors received an additional $1,250 each quarter for service on such committee, and each non-management director serving as chairman or co-chairman of a committee of the board of directors received an additional $2,500 each quarter for acting as chairman or co-chairman of such committee. In addition, our “audit committee financial expert” receive an additional $7,500 on a quarterly basis. Directors are also compensated for out-of-pocket travel expenses.
     The following table sets forth information concerning the compensation of each of our directors during 2007.

	Fees Earned or	Stock		Option	All Other
	Paid in Cash	Awards(1)		Awards	Compensation	Total
Name	($)	($)		($)	($)	($)

Burt A. Adams(2)	—	—		—	—	—
Ali H.M. Afdhal	50,000	63,104	(4)	—	—	113,104
Alejandro Bulgheroni	35,000	63,104	(4)	—	—	98,104
Carlos Bulgheroni	35,000	63,104	(4)	—	—	98,104
Victor F. Germack	90,000	63,104	(4)	—	—	153,104
James M. Hennessy	26,250	37,655	(5)	—	—	63,905
Munawar H. Hidayatallah(2)	—	—			—	—

	Fees Earned or	Stock		Option	All Other
	Paid in Cash	Awards(1)		Awards	Compensation	Total
Name	($)	($)		($)	($)	($)

John E. McConnaughy Jr.	50,000	63,104	(4)	—	—	113,104
Robert E. Nederlander	55,000	63,104	(4)	—	—	118,104
Zane Tankel	38,913	46,888	(6)	—	—	85,801
Leonard Toboroff(2)	156,250 (3)	64,934	(4)	—	23,683 (7)	244,867

(1)	The amounts indicated represent the aggregate dollar amount of compensation expense, excluding the reduction for risk of forfeiture, related to restricted stock awards recognized in our financial statements during fiscal year 2007 and includes amounts from awards granted prior to 2007. The expense was determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007. As of December 31, 2007, each of our directors, except for Messrs. Adams and Hidayatallah, owned 4,000 shares of restricted stock that vests on October 4, 2008.

(2)	Employee directors do not receive any additional compensation for serving on the board of directors.

(3)	This amount includes consulting fees paid to Mr. Toboroff of $12,500 per month from January 2007 through September 2007 and $15,000 per month beginning October 2007, pursuant to an oral consulting agreement with Mr. Toboroff.

(4)	Directors were granted 4,000 restricted stock awards on October 4, 2007 with a grant date fair value of $76,840. The valuation of restricted stock awards were determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(5)	Mr. Hennessy was granted 4,000 shares of restricted stock on October 4, 2007 with a grant date fair value of $76,840 and 1,200 shares of restricted stock on December 20, 2007 with a grant date fair value of $18,468. The valuation of restricted stock awards were determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(6)	Mr. Tankel was granted 4,000 shares of restricted stock on October 4, 2007 with a grant date fair value of $76,840 and 1,800 shares of restricted stock on December 20, 2007 with a grant date fair value of $27,702. The valuation of restricted stock awards were determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

(7)	This amount includes actual health benefit premiums paid by Allis-Chalmers.
Employment Agreements and Change-in-Control Arrangements with Management
     The following is a description of the employment agreements and change-in-control arrangements that are currently in effect with respect to each named executive officer. The amount of compensation payable to each named executive officer upon termination with or without cause, termination due to death or disability, and various change-in-control scenarios is shown below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.
Employment Agreements
     Munawar H. Hidayatallah serves as our Chairman and Chief Executive Officer pursuant to the terms of a three-year employment agreement effective as of April 1, 2007. Under the terms of his employment agreement, Mr. Hidayatallah receives an annual base salary of $500,000 subject to an annual increase. In addition, Mr. Hidayatallah is entitled to receive a bonus in an amount equal to 100% of his base salary if he meets certain strategic objectives specified in the agreement. Mr. Hidayatallah is also entitled to four weeks vacation per year and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Pursuant to the agreement, Mr. Hidayatallah was permitted to assume ownership on his life insurance policy that was held by Allis-Chalmers. The agreement also provides for (a) tax gross-up payments for taxes incurred under Section 4999 of the Internal Revenue Code, (b) reimbursement of legal fees incurred in connection with the negotiation of his employment agreement and (c) reimbursements for travel and lodging related to Mr. Hidayatallah’s travel from his principal residence to our headquarters in Houston, Texas. Mr. Hidayatallah is also subject to customary non-compete provisions for a period of two years after termination of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, and upon a change-in-control is set forth below under “Severance and Change in Control Arrangements.”

     Victor M. Perez serves as our Chief Financial Officer pursuant to the terms of a three-year employment agreement effective as of April 3, 2007. Under the terms of the employment agreement, Mr. Perez receives an annual base salary of $286,000 subject to an annual increase in the discretion of the board of directors. In addition, Mr. Perez is entitled to receive a bonus in an amount equal to up to 50% of his base salary if he meets certain strategic objectives specified in his employment agreement. Mr. Perez is also entitled to four weeks vacation per year, a $1,000 monthly car allowance and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Mr. Perez is subject to customary non-compete and non-solicitation provisions for the term of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, or upon a change-in-control is set forth below under “Severance and Change in Control Arrangements.”
     Theodore F. Pound III serves as our General Counsel and Secretary pursuant to the terms of a three-year employment agreement dated as of December 3, 2007. Under the terms of the employment agreement, Mr. Pound receives an annual base salary of $250,000 subject to an annual increase in the discretion of the board of directors. In addition, Mr. Pound is entitled to receive a bonus in an amount equal to up to 50% of his base salary if he meets certain strategic objectives specified in his employment agreement. Mr. Pound is also entitled to four weeks vacation per year, a $1,000 monthly car allowance and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Mr. Pound is subject to customary non-compete and non-solicitation provisions for the term of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, or upon a change-in-control is set forth below under “Severance and Change in Control Arrangements.”
     David K. Bryan, President and Chief Executive Officer of our subsidiary Strata Directional Technology LLC, or Strata, is employed pursuant to a three-year employment agreement effective July 1, 2007. Under the terms of the employment agreement, Mr. Bryan receives an annual base salary of $250,000 subject to an annual increase in the discretion of the board of directors. In addition, Mr. Bryan is entitled to receive a bonus based on budgeted EBITDA provided that Strata meets designated minimum earnings targets and provided further that such bonus shall not exceed 100% of Mr. Bryan’s base salary. The bonus calculation is subject to adjustment in subsequent years. Mr. Bryan is also entitled to four weeks vacation per year, a $1,000 monthly car allowance, and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Mr. Bryan is also subject to customary non-compete and non-solicitation provisions for the term of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, or upon a change-in-control is set forth below under “Severance and Change in Control Arrangements.”
     Terrence P. Keane was promoted to Senior Vice President—Oilfield Services in January 2008 and his base salary was increased to $250,000. Prior to his promotion, Mr. Keane served as President of Aircomp LLC. In connection with such promotion, we amended Mr. Keane’s previous employment agreement in April 2008. Pursuant to the amended agreement, Mr. Keane is entitled to a base salary of $275,000, subject to an annual increase in the discretion of the board of directors. For 2008, Mr. Keane is entitled to receive (1) a bonus of up to 50% of his base salary based upon AirComp LLC meeting budgeted EBITDA targets established by management for the first six months of 2008 and (2) a bonus of up to 50% based upon our Oilfield Services segment meeting budgeted EBITDA targets established by our management for the last six months of 2008. For the remaining term of his agreement, Mr. Keane is entitled to receive a bonus of up to 100% of his base salary based upon our Oilfield Services segment meeting budgeted EBITDA targets established by management. Mr. Keane is also entitled to six weeks vacation per year and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. In addition, Mr. Keane is entitled to a $1,000 monthly car allowance. The employment agreement also contains customary non-compete and non-solicitation provisions. Information with respect to compensation upon termination with or without cause, termination due to death or disability, or upon a change-in-control is set forth below under “Severance and Change in Control Arrangements.”
Severance and Change in Control Arrangements
     The following severance and change in control arrangements apply to each of the named executive officers, who are referred to as an “executive” for purposes of this discussion.
     Each executive’s employment agreement provides that if his employment is terminated by us upon his death, disability or for cause, we will pay him his earned but unpaid salary as of the date of termination, any unpaid expense reimbursements, compensation for accrued, unused vacation as of the date of termination and any further compensation that may be provided by the terms of any benefit plans in which he participates and the terms of any outstanding equity grants. Termination for “Cause” for Messrs. Hidayatallah, Perez and Pound shall occur immediately if the executive commits (1) a criminal act involving dishonesty or moral turpitude or (2) a material breach of any of the terms and provisions of his employment agreement or fails to obey written directions by our President or Chief Executive Officer (or, in the case of Mr. Hidayatallah, our board of directors) which are not inconsistent with his employment agreement. Messrs. Bryan and Keane’s employment agreements defines “Cause” to mean:
•	the commission of any act of dishonesty, fraud, misrepresentation, misappropriation, or embezzlement involving Allis-Chalmers;

•	the unauthorized use or disclosure of any confidential information or trade secrets of Allis-Chalmers;

•	any violation of a law or regulation applicable to our business, which violation does or is reasonably like to cause material injury to Allis-Chalmers;

•	executive’s conviction of, or plea of nolo contendere or guilty to (a) a felony or (b) any other crime which involves moral turpitude;

•	executive’s continued failure, in the sole discretion of the board, to perform the principal duties, functions and responsibilities of his position (other than any such failure resulting from executive’s disability) or to follow the directives of the board after written notice from Allis-Chalmers identifying the deficiencies in performance and a reasonable cure period of not less than thirty (30) days of any breach capable of cure;

•	gross negligence or willful misconduct in the performance of executive’s duties; or

•	a material and willful breach of executive’s fiduciary duties to Allis-Chalmers.
     Each executive’s employment agreement provides that if his employment is terminated by us without cause or if the executive resigns within a six month period of being constructively terminated (as defined below), we will pay him his earned but unpaid salary, unearned salary for the lesser of one year following termination of employment or the remainder of the employment agreement (except for Messrs. Bryan and Keane who will receive payments through the end of their employment agreement and Mr. Hidayatallah who will receive payments equal to three times his then current annual salary) in semi-monthly payments, any unpaid expense reimbursements, compensation for accrued, unused vacation as of the date of termination and any further compensation that may be provided by the terms of any benefit plans in which he participates and the terms of any outstanding equity grants. In general, a “constructive termination” would occur if we:
•	demote the executive to a lesser position, either in title or responsibility;,

•	decrease the executive’s salary or benefits below the highest level in effect at anytime during his employment;,

•	require the executive to relocate to a principal place of business more than 50 miles from our current principal place of business, with certain exceptions;,

•	are subject to a change in control (as defined below), unless executive accepts employment with the successor; or

•	breach any other material term of the employment agreement which is not cured within 30 days after receiving notice of such breach.
     A “change in control” as defined in the employment agreements includes:

•	the acquisition by any individual, entity or group, or person of ownership of more than 50% of either (1) the then outstanding shares of common stock or (2) the combined voting power of our then outstanding voting securities entitled to vote, with certain exceptions;

•	individuals who currently constitute the board of directors cease for any reason to constitute at least a majority of the board, with several exceptions;

•	a complete liquidation or dissolution of Allis-Chalmers; or

•	(a) the consummation of a reorganization, merger or consolidation or (b) the sale or other disposition of all or substantially all of our assets unless, in each case, immediately following the event
•	Our stockholders immediately before the event own, directly or indirectly, at least 50% of the combined voting power of our then outstanding voting securities in substantially the same proportion as their ownership of us, or

•	At least a majority of the members of the board of directors of the entity resulting from the transaction were members of the incumbent board at the time of the execution of the agreement providing for the transaction.

     The following table sets forth the estimated payments and benefits that would be provided to each named executive officer, other than Mr. Hidayatallah, if such officer’s employment had been terminated on December 31, 2007 by us without cause or upon a change of control:

		Value of Unvested	Value of Unvested
		Equity Awards if	Equity Awards if		Total if
	Salary	Change of	Terminated Without	Total if Change	Terminated
Name	Continuation	Control(1)	Cause	of Control	Without Cause

Victor M. Perez,	$286,000	$368,750	—	$654,750	$286,000
Chief Financial Officer

Theodore F. Pound	$250,000	$221,250 (2)	—	$471,250	$250,000
III, General Counsel and Secretary

David Bryan,	$625,000	$1,659,375 (2)	—	$2,284,375	$625,000
President and Chief Executive Officer of Strata Directional Technology LLC

Terrence P. Keane,	$562,500	$663,750 (2)	—	$1,226,250	$562,500
Senior Vice President—Oilfield Services

(1)	The amounts in this column represent unvested restricted stock that have been valued by multiplying $14.75, the closing price of a share of our common stock on December 31, 2007, by the number of shares of restricted stock held by each named executive officer that would vest.

(2)	The equity awards represented by this column would vest only if there was a change of control of Allis-Chalmers and the successor company refused to assume or continue the agreement covering these shares.

     The following table sets for the estimated payments and benefits that would be provided to Mr. Hidayatallah if his employment had been terminated on December 31, 2007 by us due to his death or disability, with or without cause or upon a change of control:

	Salary	Value of Unvested
Event	Continuation	Equity Awards (1)	Total

Death	—	$10,103,750	$10,103,750

Disability	—	$10,103,750	$10,103,750

For Cause	—	—	—

Without Cause	$1,500,000	$10,103,750	$11,603,750

Change of Control	$1,500,000	$10,103,750	$11,603,750

(1)	This amount represents 685,000 shares of performance-based restricted stock multiplied by $14.75, the closing price of a share of our common stock on December 31, 2007.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee of our board of directors currently consists of Messrs. Afdhal and Tankel. Mr. Freedman resigned as a member of our board of directors and as a member of our Compensation Committee, effective April 17, 2007. Mr. Freedman served as our Executive Vice President during 2002 and currently serves as our Vice President—Investor Relations. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than our subsidiaries) that has or has had one or more executive officers serving as a member of our board or our Compensation Committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of
	Securities to be	Weighted
	Issued Upon	Average Exercise	Number of Securities
	Exercise of	Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	And Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	1,696,763	$6.86	527,131
Equity compensation plans not approved by security holders	4,000	$13.75	—

Total	1,700,763	$10.78	527,131

Equity Compensation Plans Not Approved By Security Holders
     These plans comprise the following:
     In 1999 and 2000, we compensated former and continuing members of our board of directors who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 4,800 shares of common stock were granted with an exercise price of $13.75. These options vested immediately and expire in March 2010. As of December 31, 2007, 4,000 of these options remain outstanding.
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
Securities Ownership of Management and Certain Beneficial Owners
     The following table sets forth the beneficial ownership of outstanding shares of our common stock as of April 10, 2008 for:
•	each of the named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each other person known by us to be a beneficial owner of more than 5% of our outstanding common stock.
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

	Shares Beneficially Owned(2)
Name and Address(1)	Number	Percentage
Named Executive Officers:
Munawar H. Hidayatallah(3)	1,551,044	4.4
Victor M. Perez(4)	70,000	*
Theodore F. Pound III(5)	105,000	*
David Bryan(6)	132,500	*
Terrence P. Keane(7)	85,000	*
Directors:
Burt A. Adams Ali H. M. Afdhal	289,391	*
Ali H. M. Afdhal(8)	7,000	*
Alejandro P. Bulgheroni(9)	2,307,000	6.5
Carlos A. Bulgheroni(10)	1,007,000	2.9
Victor F. Germack(11)	13,000	*
James M. Hennessy(12)	20,200	*
John E. McConnaughy, Jr.(13)	94,000	*
Robert E. Nederlander(14)	654,732	1.9
Zane Tankel(15)	13,800	*
Leonard Toboroff(16)	702,594	2.0
All directors and executive officers as a group (20 persons)	7,119,927	20.3
Other 5% Holders:
Palo Alto Investors(17)	3,990,817	11.4
Artisan Partners Limited Partnership (18).	1,864,600	5.3
Grupo Carso, S.A.B. de C.V. (19)	2,100,000	6.0

*	Less than one percent.

(1)	Except as otherwise noted, the address of the directors and executive officers is c/o Allis-Chalmers Energy Inc., 5075 Westheimer, Suite 890, Houston, Texas 77056.

(2)	Based on an aggregate of 35,130,914 shares issued and outstanding as of April 10, 2008.

(3)	Includes 1,259,711 shares of common stock owned of record by the Hidayatallah Family Trust, of which Mr. Hidayatallah is the trustee, and 8,000 shares of common stock owned of record by Munawar Hidayatallah SEP IRA. These shares also include options to purchase 283,333 shares of common stock, which are exercisable within 60 days. 1,259,711 of these shares are held in a margin account.

(4)	Includes options to purchase 70,000 shares of common stock, which are exercisable within 60 days.

(5)	Includes 15,000 shares of restricted stock of which 3,000 shares vest on December 3, 2008, 3,000 shares vest on December 3, 2009 and 9,000 shares vest on December 3, 2010. Also includes options to purchase 90,000 shares of common stock, which are exercisable within 60 days.

(6)	Includes options to purchase 20,000 shares of common stock, which are exercisable within 60 days. Also includes 37,500 shares of restricted stock of which 7,500 shares vest on June 14, 2008, 7,500 shares vest on June 14, 2009 and 22,500 shares vest on June 14, 2010. Also includes 75,000 shares of restricted stock of which 7,500 shares vests on October 4, 2009, 15,000 shares vests on October 4, 2010, 30,000 shares vests on October 4, 2011, and 22,500 shares vests on October 4, 2012.

(7)	Includes 45,000 shares of restricted stock of which 9,000 shares vest on June 14, 2008, 9,000 shares vest on June 14, 2009 and 27,000 shares vest on June 14, 2010. Also includes options to purchase 40,000 shares of common stock, which are exercisable within 60 days.

(8)	Includes 4,000 shares of restricted stock that vest on October 4, 2008.

(9)	Includes (i) 1,000,000 shares held of record by Global Oilfield Holdings Ltd. and (ii) 1,300,000 shares held of record by Associated Petroleum Investors Ltd. Each such entity is indirectly beneficially owned by Mr. Bulgheroni. Mr. Bulgheroni disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also includes 4,000 shares of restricted stock that vest on October 4, 2008.

(10)	Includes 1,000,000 shares held of record by Central Holdings Company Ltd., a British Virgin Islands international business company, which is indirectly beneficially owned by Mr. Bulgheroni. Mr. Bulgheroni disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also includes 4,000 shares of restricted stock that vest on October 4, 2008.

(11)	Includes 4,000 shares of restricted stock that vest on October 4, 2008. Mr. Germack’s address is 845 3rd Avenue, Suite 1410, New York, NY 10022.

(12)	Includes 4,000 shares of restricted stock that vest on October 4, 2008. Mr. Hennessy’s address is 7837 N. 54th Street, Paradise Valley, AZ 85253.

(13)	Includes 4,000 shares of restricted stock that vest on October 4, 2008. Mr. McConnaughy’s address is 2 Parklands Drive, Darien, CT 06820. 90,000 of these share are held in a margin account.

(14)	206,666 of these shares are owned by RER Corp., a corporation controlled by Mr. Nederlander. Includes 4,000 shares of restricted stock that vest on October 4, 2008. Mr. Nederlander’s address is 1450 Broadway, Suite 2001, New York, NY 10018.

(15)	Includes 4,000 shares of restricted stock that vest on October 4, 2008. Mr. Tankel’s address is 325 North LaSalle Street, Suite 500, Chicago, Illinois 60610.

(16)	42,860 of these shares are owned by the Leonard Toboroff P.C. Profit Sharing Trust, of which Mr. Toboroff is the sole trustee and beneficiary, and 5,001 of these shares are owned by Lenny Corp., of which Mr. Toboroff is the sole shareholder. 655,734 of these shares are held in a margin account. Includes 4,000 shares of restricted stock that vest on October 4, 2008. Mr. Toboroff’s address is 1450 Broadway, Suite 2001, New York, NY 10018.

(17)	Based on information contained in a Schedule 13G/A filed on February 13, 2008, by Palo Alto Investors, LLC (“PAI”), Palo Alto Investors, William Leland Edwards and Palo Alto Small Cap Master Fund, L.P. (“Small Cap Master”). PAI is a registered investment adviser and is the general partner and investment adviser of Small Cap Master and other investment limited partnerships and the investment adviser to other investment funds. Palo Alto Investors is the manager of PAI. Mr. Edwards is the controlling shareholder and President of Palo Alto Investors. PAI’s clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. No client, other than Small Cap Master, separately holds more than five percent of the outstanding shares. Each of PAI, Palo Alto Investors and Mr. Edwards have shared voting and dispositive power over all of the shares, Mr. Edwards has sole voting power over 6,500 shares and Small Cap Master has shared voting and dispositive power over 1,861,050 of the shares. The principal business address of each of PAI, Palo Alto Investors and Mr. Edwards is 470 University Avenue, Palo Alto, CA 94301. The principal business address of Small Cap Master is c/o Citco Fund Services (Bermuda) Limited, Washington Mall West, 2nd Floor, 7 Reid Street, Hamilton HM11, Bermuda.

(18)	Based on information contained in a Schedule 13G filed on February 13, 2008 by Artisan Partners Limited Partnership, or Artisan Partners, Artisan Investment Corporation, or Artisan Corp., ZFIC, Inc., or ZFIC, Andrew A. Ziegler and Carlene M. Ziegler. Artisan Partners is an investment adviser registered under section 203 of the Investment Advisers Act of 1940; Artisan Corp. is the general partner of Artisan Partners; ZFIC is the sole stockholder of Artisan Corp. and Mr. Ziegler and Ms. Ziegler are the principal stockholders of ZFIC. Each of these reporting persons has shared voting power over 1,629,500 of the shares and shared dispositive power over all of the shares. The principal business address of these reporting persons is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202.

(19)	Based on information contained in a Schedule 13G/A filed on February 13, 2008, these shares are owned directly by Carso Infraestructura y Construcción, S.A.B. de C.V., or Carso Infraestructura, and indirectly by Grupo Carso, S.A.B. de C.V., or Grupo Carso and each of Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (such individuals are collectively referred to as the “Slim Family”). Grupo Carso owns a majority of the outstanding voting securities of Carso Infraestructura, and the members of the Slim Family beneficially own, directly and indirectly, a majority of the outstanding voting equity securities of Grupo Carso. As a result, each of Carso Infraestructura, Grupo Carso and the members of the Slim Family may be deemed to have shared voting and dispositive power over the reported shares. The principal business address for Carso Infraestructura and Grupo Carso is Miguel de Cervantes Saveedra #255, Col. Granada CP, 11520 México, D.F., México. The principal business address for each member of the Slim Family is Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 México, D.F., México.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
     A majority of DLS’ revenues are currently received pursuant to a strategic agreement with Pan American Energy, LLC, or Pan American Energy, which is a joint venture owned 60% by British Petroleum and 40% by Bridas Corporation. Alejandro P. Bulgheroni and Carlos A. Bulgheroni, members of our board of directors, may be deemed to indirectly beneficially own all of the outstanding capital stock of Bridas Corporation and are members of the Management Committee of Pan American Energy, and, as a result, have a material interest in the transactions contemplated by the strategic agreement between DLS and Pan American Energy. During 2007, DLS received approximately $121 million in revenues from services performed for Pan American Energy.
     During 2007, we provided services to Bridas Corporation or its subsidiary, Buesa Energy, Inc., in an aggregate amount of approximately $2 million. Alejandro P. Bulgheroni, one of our directors, serves as Chairman of Buesa Energy, Inc.
     We purchase general oilfield supplies and materials from Ralow Services, Inc., or Ralow. Ralow is owned by Brad A. Adams and Bruce A. Adams who are brothers of Burt A. Adams, a member of our board of directors and our former President and Chief Operating Officer. During 2007, we purchased supplies and materials from Ralow in an aggregate amount of approximately $3.5 million.

Related Party Transaction Approval Policy
     We do not have a formal related party approval policy for transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. However, to identify related party transactions, each year, we require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. Our board of directors reviews related party transactions for potential conflict of interests. In addition, our Code of Business Ethics and Conduct requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our general counsel or chief financial officer.
Director Independence
     Under rules adopted by the New York Stock Exchange, no member of the board of directors qualifies as independent unless the board of directors affirmatively determines that the director has no material relationship with us. The board of directors considers all relevant facts and circumstances in making a determination of independence. In its determination of independence, the board of directors reviews and considers all relationships and transactions between each director, his or her family members or any business, charity or other entity in which the director has an interest, on the one hand, and we, our affiliates or entities in which a member of our senior management has an interest, on the other. As a result of its independence reviews, the board of directors has affirmatively determined that Messrs. Afdhal, Hennessy, Germack, McConnaughy, Nederlander and Tankel are “independent” as that term is defined under the corporate governance rules of the New York Stock Exchange and applicable rules of the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees and Services
     The following table shows the aggregate fees for professional services rendered by UHY LLP during the years ended December 31, 2007 and 2006.

	Fiscal Year
Fee Category	2007	2006

Audit Fees(1)	$1,235,999	$629,778
Audit Related Fees(2)	331,657	220,445
Tax Fees(3)	—	48,230
All Other Fees(4)	86,078	296,138

	$1,653,734	$1,194,591

(1)	Includes fees paid for audit of our annual financial statements and reviews of the related quarterly financial statements.

(2)	Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting and reporting consultations.

(3)	Includes tax planning and tax return preparation fees.

(4)	Includes fees for the review and issuance of consents related to our registration statements and other SEC filings

Pre-Approval Policies and Procedures
     We have adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by our independent accountants. All of the audit and audit-related services, and the fees therefor, provided by UHY LLP in 2007 and 2006 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements

None.
(2)	Financial Statement Schedules

None.
(3)	Exhibits
     The exhibits listed on the accompanying Exhibit Index are filed as part of this annual report on Form 10-K/A or incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2008.

/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Munawar H. Hidayatallah	Chairman and Chief Executive Officer	April 29, 2008
Munawar H. Hidayatallah	(Principle Executive Officer)

/s/ Victor M. Perez	Chief Financial Officer	April 29, 2008
Victor M. Perez	(Principal Financial Officer)

/s/ Bruce Sauers	Chief Accounting Officer	April 29, 2008
Bruce Sauers	(Principal Accounting Officer)

/s/ Burt A. Adams	Director	April 29, 2008
Burt A. Adams

/s/ Ali H. M. Afdhal	Director	April 29, 2008
Ali H. M. Afdhal

/s/ Alejandro P. Bulgheroni	Director	April 29, 2008
Alejandro P. Bulgheroni

/s/ Carlos A. Bulgheroni	Director	April 29, 2008
Carlos A. Bulgheroni

/s/ Victor F. Germack	Director	April 29, 2008
Victor F. Germack

/s/ James M. Hennessy	Director	April 29, 2008
James M. Hennessy

/s/ John E. McConnaughy, Jr.	Director	April 29, 2008
John E. McConnaughy, Jr.

/s/ Robert E. Nederlander	Director	April 29, 2008
Robert E. Nederlander

/s/ Zane Tankel	Director	April 29, 2008
Zane Tankel

/s/ Leonard Toboroff	Director	April 29, 2008
Leonard Toboroff

EXHIBIT INDEX

Exhibit	Description

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

10.4*	Allis-Chalmers Savings Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.5*	Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.6
Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

Exhibit	Description

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

10.9*
Executive Employment Agreement, dated April 1, 2007, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 6, 2007).

10.10*
Executive Employment Agreement, effective April 3, 2007, by and between the Registrant and Victor M. Perez (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 6, 2007).

10.11*
Executive Employment Agreement, effective July 1, 2007, by and between the Registrant and Terrence P. Keane (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 24, 2007).

10.12*
Executive Employment Agreement, dated December 3, 2007, by and between the Registrant and Theodore F. Pound III (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 6, 2007).

10.13*
Executive Employment Agreement, effective July 1, 2007, by and between the Registrant and David K. Bryan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 13, 2007).

10.14*
Employment Agreement, dated December 18, 2006, by and between the Registrant and Burt A. Adams (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2006).

10.15
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

Exhibit	Description

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

10.27*	2003 Incentive Stock Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).

10.28*
Form of Option Certificate issued pursuant to 2003 Incentive Stock Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29*	2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2006).

10.30*	Form of Employee Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 18, 2006).

10.31*
Form of Employee Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on September 18, 2006).

10.32*	Form of Employee Incentive Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on September 18, 2006).

10.33
Form of Non-Employee Director Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on September 18, 2006).

10.34*
Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on September 18, 2006).

10.35	Form of Performance Award Agreement pursuant to the Registrants’ 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on November 6, 2007).

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

Exhibit	Description

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

10.43	Form of Convertible Subordinated Secured Debenture (incorporated by reference to Schedule E to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2008).

10.44	Agreement, dated April 1, 2007, by and between the Registrant and David Wilde (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on April 3, 2007).

21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registrant’s Form 10-K filed on March 7, 2008).

23.1	Consent of UHY LLP (filed as Exhibit 23.1 to the Registrant’s Form 10-K filed on March 7, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement