Form 10-Q
period 2008-03-31
Allis Chalmers Energy Inc.
filed 2008-05-08
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 1-02199
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At May 1, 2008 there were 35,152,436 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
 (in thousands, except for share and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$10,247	$43,693
Trade receivables, net	140,133	130,094
Inventories	33,019	32,209
Prepaid expenses and other	11,669	11,898

Total current assets	195,068	217,894

Property and equipment, net	650,485	626,668
Goodwill	138,398	138,398
Other intangible assets, net	34,064	35,180
Debt issuance costs, net	13,730	14,228
Note receivable	40,000	—
Other assets	27,819	21,217

Total assets	$1,099,564	$1,053,585

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$6,232	$6,434
Trade accounts payable	38,987	37,464
Accrued salaries, benefits and payroll taxes	15,847	15,283
Accrued interest	6,891	17,817
Accrued expenses	31,488	20,545

Total current liabilities	99,445	97,543

Long-term debt, net of current maturities	539,852	508,300
Deferred income taxes	32,054	30,090
Other long-term liabilities	3,161	3,323

Total liabilities	674,512	639,256

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 35,133,368 issued and outstanding at March 31, 2008 and 35,116,035 issued and outstanding at December 31, 2007)	351	351
Capital in excess of par value	328,768	326,095
Retained earnings	95,933	87,883

Total stockholders’ equity	425,052	414,329

Total liabilities and stockholders’ equity	$1,099,564	$1,053,585

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
 (in thousands, except per share amounts)
 (unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues	$153,182	$135,900

Cost of revenues
Direct costs	99,198	77,605
Depreciation	14,502	11,816

Gross margin	39,482	46,479

General and administrative	14,784	13,971
Amortization	1,116	1,038

Income from operations	23,582	31,470

Other income (expense):
Interest expense	(12,041)	(14,021)
Interest income	1,152	759
Other	107	184

Total other income (expense)	(10,782)	(13,078)

Income before income taxes	12,800	18,392

Provision for income taxes	(4,750)	(6,227)

Net income	$8,050	$12,165

Net income per common share:
Basic	$0.23	$0.38
Diluted	$0.23	$0.37

Weighted average shares outstanding:
Basic	34,837	32,330
Diluted	35,173	33,011
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (in thousands)
 (unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$8,050	$12,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,618	12,854
Amortization and write-off of deferred financing fees	519	1,675
Stock-based compensation	2,612	453
Allowance for bad debts	267	172
Deferred taxes	1,965	1,538
Gain on sale of property and equipment	(130)	(862)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(10,306)	(22,001)
(Increase) in inventories	(810)	(1,825)
Decrease in prepaid expenses and other current assets	228	7,315
(Increase) in other assets	(1,271)	(41)
Increase in trade accounts payable	1,523	3,358
(Decrease) in accrued interest	(10,926)	(3,231)
Increase in accrued expenses	10,943	2,124
Increase in accrued salaries, benefits and payroll taxes	564	957
(Decrease) in other long-term liabilities	(162)	(35)

Net Cash Provided By Operating Activities	18,684	14,616

Cash Flows from Investing Activities:
Investment in note receivable	(40,000)	—
Deposits on asset commitments	(5,331)	—
Proceeds from sale of property and equipment	1,488	2,698
Purchase of property and equipment	(39,677)	(22,345)

Net Cash Used In Investing Activities	(83,520)	(19,647)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	—	100,078
Proceeds from exercises of options	61	301
Proceeds from long-term debt	13,142	250,000
Net borrowings under line of credit	20,500	—
Payments on long-term debt	(2,292)	(302,774)
Debt issuance costs	(21)	(7,032)

Net Cash Provided By Financing Activities	31,390	40,573

Net change in cash and cash equivalents	(33,446)	35,542

Cash and cash equivalents at beginning of year	43,693	39,745

Cash and cash equivalents at end of period	$10,247	$75,287

Supplemental information:
Interest paid	$22,412	$15,566
Income taxes paid	$2,181	$1,395
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Wyoming, Arkansas, West Virginia, offshore in the Gulf of Mexico, and internationally, primarily in Argentina and Mexico. We operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.
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
On January 31, 2008, we created the positions of Senior Vice President — Oilfield Services and Senior Vice President — Rental Services. In conjunction with this organizational change, we reviewed the presentation of our reporting segments during the first quarter of 2008. Based on this review, we determined that our operational performance would be segmented and reviewed by the Oilfield Services, Drilling and Completion and Rental Services segments. The Oilfield Services segment includes our underbalanced drilling, directional drilling, tubular services and production services operations. The Drilling and Completion segment includes our international drilling operations. As a result, we realigned our financial reporting segments and will now report the following operations as separate, distinct reporting segments: (1) Oilfield Services, (2) Drilling and Completion and (3) Rental Services. Our historical segment data previously reported for the three months ended March 31, 2007 and year ended December 31, 2007 have been restated to conform to the new presentation (see Note 10).

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We adopted with no impact on our financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. We have not yet determined the impact, if any, on our financial statements for nonfinancial assets and liabilities.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and there was no impact on our financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We will adopt SFAS No. 160 on January 1, 2009 and have not yet determined the impact, if any, on our financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009 and do not expect the adoption to have a material impact on our financial statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — STOCK-BASED COMPENSATION
We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We estimated forfeiture rates for the first three months of 2008 and 2007 based on our historical experience.
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
Our net income for the three months ended March 31, 2008 and 2007 includes approximately $2.6 million and $453,000, respectively of compensation costs related to share-based payments. As of March 31, 2008 there is $2.2 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $700,000 to be recognized over the remainder of 2008, approximately $918,000 and $532,000 to be recognized during the years ended 2009 and 2010, respectively.
A summary of our stock option activity and related information is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at December 31, 2007	986,763	$10.77
Granted	—	—
Canceled	—	—
Exercised	(7,333)	8.40

Outstanding at March 31, 2008	979,430	10.79	7.70	$4.72

Exercisable at March 31, 2008	754,435	$7.54	7.22	$4.71

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $29,000. The total cash received from option exercises during the three months ended March 31, 2008 was $61,000.
No options were granted during the three months ended March 31, 2008 and 2007.
Restricted stock awards, or RSAs, activity during the three months ended March 31, 2008 were as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Nonvested at December 31, 2007	993,203	$17.45
Granted	10,000	11.73
Vested	(2,740)	16.16
Forfeited	—	—

Nonvested at March 31, 2008	1,000,463	$17.39

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. As of March 31, 2008, there was $11.7 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $4.3 million to be recognized over the remainder of 2008 and approximately $5.1 million, $1.8 million, $278,000 and $209,000 to be recognized during the years ended 2009, 2010, 2011 and 2012, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — INCOME PER COMMON SHARE
We compute income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, or SFAS No. 128. SFAS No. 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted earnings per share.
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$8,050	$12,165

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	34,837	32,330

Effect of potentially dilutive common shares:
Warrants and employee and director stock options and restricted shares	336	681

Weighted average common shares outstanding and assumed conversions	35,173	33,011

Net income per common share
Basic	$0.23	$0.38

Diluted	$0.23	$0.37

Potentially dilutive securities excluded as anti-dilutive	1,088	29

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $138.4 million at March 31, 2008 and December 31, 2007. Based on impairment testing performed during 2007 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three months ended March 31, 2008 were $1.1 million, compared to $1.0 million for the same period last year. At March 31, 2008, intangible assets totaled $34.1 million, net of $7.3 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Manufactured
Finished goods	$2,327	$2,198
Work in process	1,518	1,781
Raw materials	4,510	4,464

Total manufactured	8,355	8,443
Hammers	1,597	1,434
Drive pipe	362	420
Rental supplies	2,451	2,261
Chemicals and drilling fluids	2,917	3,236
Rig parts and related inventory	10,740	9,985
Coiled tubing and related inventory	797	1,014
Shop supplies and related inventory	5,800	5,416

Total inventories	$33,019	$32,209

NOTE 6- NOTE RECEIVABLE
We invested $40.0 million in cash in BCH Ltd, or BCH, in the form of a 15% Convertible Subordinated Secured debenture. The debenture is convertible, at any time, at our option into 49% of the common equity of BCH. At the end of two years, we have the option to acquire the remaining 51% of BCH from its parent, BrazAlta Resources Corp., or BrazAlta, based on an independent valuation from a mutually acceptable investment bank. BrazAlta is a publicly traded Canadian-based international oil and gas corporation with operations in Brazil, Northern Ireland, and Canada (TSX.V:BRX).
BCH is a Canadian-based oilfield services company engaged in contract drilling operations exclusively in Brazil. BCH has six drilling rigs under two to three year contracts with Petroleo Brasileiro S.A., and a contract for one service rig with BrazAlta for a term of three years.
NOTE 7- DEBT
Our long-term debt consisted of the following: (in thousands)

	March 31,	December 31,
	2008	2007
Senior notes	$505,000	$505,000
Bank term loans	17,439	4,926
Revolving line of credit	20,500	—
Seller notes	2,350	2,350
Notes payable to former directors	32	32
Equipment and vehicle installment notes	162	595
Insurance premium financing	491	1,707
Obligations under non-compete agreements	110	110
Capital lease obligations	—	14

Total debt	546,084	514,734
Less: current maturities	6,232	6,434

Long-term debt obligations	$539,852	$508,300

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — DEBT (Continued)
Senior notes, bank loans and line of credit agreements
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc. and DLS Drilling, Logistics & Services Corporation, or DLS, to repay existing debt and for general corporate purposes.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $250.0 million aggregate principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc., or OGR.
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and has a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to the Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of March 31, 2008. The credit agreement loan rates are based on prime or LIBOR plus a margin. The interest rate was 4.6% at March 31, 2008. The outstanding amount as of March 31, 2008 and December 31, 2007, was $20.5 million and $0, respectively.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from two to five years. The weighted average interest rates were 6.1% and 6.7% at March 31, 2008 and December 31, 2007, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of March 31, 2008 and December 31, 2007 were $4.3 million and $4.9 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility will be used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The facility is available for borrowings until December 31, 2008. Each drawdown shall be repaid over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of March 31, 2008. The bank loan rates are based on LIBOR plus a margin. The interest rate was 6.5% at March 31, 2008. The bank loans are denominated in U.S. dollars and the outstanding amount as of March 31, 2008 was $13.1 million.
Notes payable
In connection with the acquisition of Rogers Oil Tool Services, Inc., we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker Directional, Inc., we issued to the seller a note in the amount of $350,000. The note bears interest at 8.25% and is due June 29, 2008. In connection with the acquisition of Diggar Tools, LLC, we issued to the seller a note in the amount of $750,000. The note bears interest at 6.0% and is due July 26, 2008. In connection with the acquisition of Rebel Rentals, Inc., we issued to the sellers notes in the aggregate amount of $500,000. The notes bear interest at 5.0% and are due October 23, 2008.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At March 31, 2008 and December 31, 2007, the principal and accrued interest on these notes totaled approximately $32,000.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — DEBT (Continued)
We have various equipment and vehicle financing loans with interest rates ranging from 8.3% to 8.7% and two year terms. As of March 31, 2008 and December 31, 2007, the outstanding balances for equipment and vehicle financing loans were $162,000 and $595,000, respectively.
In April 2007 and August 2007, we obtained insurance premium financings in the amount of $3.2 million and $1.3 million with fixed interest rates of 5.9% and 5.7%, respectively. Under terms of the agreements, amounts outstanding are paid over 11 month repayment schedules. The outstanding balance of these notes was approximately $491,000 and $1.7 million as of March 31, 2008 and December 31, 2007, respectively.
Other debt
In connection with the purchase of Capcoil Tubing Services, Inc., we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at March 31, 2008 and December 31, 2007 were $110,000.
We also have various capital leases with terms that expire in 2008. As of March 31, 2008 and December 31, 2007, amounts outstanding under capital leases were $0 and $14,000, respectively.
NOTE 8 — STOCKHOLDERS’ EQUITY
We had options exercised in the first three months of 2008, which resulted in 7,333 shares of our common stock being issued for approximately $61,000. We recognized approximately $2.6 million of compensation expense related to share-based payments in the first three months of 2008 that was recorded as capital in excess of par value (see Note 2).
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$9,255	$992	$—	$10,247
Trade receivables, net	—	85,660	54,479	(6)	140,133
Inventories	—	16,419	16,600	—	33,019
Intercompany receivables	30,985	—	—	(30,985)	—
Note receivable from affiliate	11,172	—	—	(11,172)	—
Prepaid expenses and other	7,730	1,874	2,065	—	11,669

Total current assets	49,887	113,208	74,136	(42,163)	195,068
Property and equipment, net	—	485,513	164,972	—	650,485
Goodwill	—	136,875	1,523	—	138,398
Other intangible assets, net	540	33,477	47	—	34,064
Debt issuance costs, net	13,730	—	—	—	13,730
Note receivable from affiliates	16,553	—	—	(16,553)	—
Investments in affiliates	845,633	—	—	(845,633)	—
Note receivable	40,000	—	—	—	40,000
Other assets	1,472	4,941	21,406	—	27,819

Total Assets	$967,815	$774,014	$262,084	$(904,349)	$1,099,564

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$2,364	$3,836	$—	$6,232
Trade accounts payable	—	16,488	22,505	(6)	38,987
Accrued salaries, benefits and payroll taxes	—	3,883	11,964	—	15,847
Accrued interest	6,751	63	77	—	6,891
Accrued expenses	172	16,804	14,512	—	31,488
Intercompany payables	—	387,518	1,185	(388,703)	—
Note payable to affiliate	—	—	11,172	(11,172)	—

Total current liabilities	6,955	427,120	65,251	(399,881)	99,445
Long-term debt, net of current maturities	526,250	—	13,602	—	539,852
Note payable to affiliate	—	—	16,553	(16,553)	—
Deferred income taxes	9,558	13,809	8,687	—	32,054
Other long-term liabilities	—	210	2,951	—	3,161

Total liabilities	542,763	441,139	107,044	(416,434)	674,512

Commitments and contingencies

Stockholders’ Equity
Common stock	351	3,526	42,963	(46,489)	351
Capital in excess of par value	328,768	167,508	74,969	(242,477)	328,768
Retained earnings	95,933	161,841	37,108	(198,949)	95,933

Total stockholders’ equity	425,052	332,875	155,040	(487,915)	425,052

Total liabilities and stockholder’s equity	$967,815	$774,014	$262,084	$(904,349)	$1,099,564

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$90,128	$63,061	$(7)	$153,182

Cost of revenues
Direct costs	—	50,552	48,653	(7)	99,198
Depreciation	—	11,333	3,169	—	14,502

Gross margin	—	28,243	11,239	—	39,482

General and administrative	2,376	10,046	2,362	—	14,784
Amortization	12	1,095	9	—	1,116

Income (loss) from operations	(2,388)	17,102	8,868	—	23,582

Other income (expense):
Equity earnings in affiliates, net of tax	21,223	—	—	(21,223)	—
Interest, net	(10,812)	76	(153)	—	(10,889)
Other	27	44	36	—	107

Total other income (expense)	10,438	120	(117)	(21,223)	(10,782)

Net income (loss)before income taxes	8,050	17,222	8,751	(21,223)	12,800

Provision for income taxes	—	(1,511)	(3,239)	—	(4,750)

Net income (loss)	$8,050	$15,711	$5,512	$(21,223)	$8,050

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2008 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$8,050	$15,711	$5,512	$(21,223)	$8,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12	12,428	3,178	—	15,618
Amortization and write-off of deferred financing fees	519	—	—	—	519
Stock based compensation	2,612	—	—	—	2,612
Allowance for bad debts	—	267	—	—	267
Equity earnings in affiliates	(21,223)	—	—	21,223	—
Deferred taxes	901	—	1,064	—	1,965
(Gain) on sale of equipment	—	(130)	—	—	(130)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(2,800)	(7,506)	—	(10,306)
(Increase) in inventories	—	(720)	(90)	—	(810)
(Increase) decrease in prepaid expenses and other current assets	—	690	(462)	—	228
(Increase) decrease in other assets	(1,457)	36	150	—	(1,271)
(Decrease) increase in trade accounts payable	—	(328)	1,851	—	1,523
(Decrease) increase in accrued interest	(10,958)	30	2	—	(10,926)
(Decrease) increase in accrued expenses	(1,488)	9,677	2,754	—	10,943
Increase in accrued salaries, benefits and payroll taxes	—	171	393	—	564
(Decrease) in other long- term liabilities	(31)	(32)	(99)	—	(162)

Net Cash Provided By (Used In) Operating Activities	(23,063)	35,000	6,747	—	18,684

Cash Flows from Investing Activities:
Notes receivable from affiliates	(3,075)	—	—	3,075	—
Investment in note receivable	(40,000)	—	—	—	(40,000)
Deposits on asset commitments	—	—	(5,331)	—	(5,331)
Proceeds from sale of property and equipment	—	1,488	—	—	1,488
Purchase of property and equipment	—	(21,149)	(18,528)	—	(39,677)

Net Cash Provided By (Used in) Investing Activities	(43,075)	(19,661)	(23,859)	3,075	(83,520)

Cash Flows from Financing Activities:
Accounts receivable from affiliates	45,598	—	—	(45,598)	—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2008 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities: (continued)
Accounts payable to affiliates	—	(45,598)	—	45,598	—
Note payable to affiliate	—	—	3,075	(3,075)	—
Proceeds from exercises of options	61	—	—	—	61
Proceeds from long-term debt	—	—	13,142	—	13,142
Net borrowing under line of credit	20,500	—	—	—	20,500
Payments on long-term debt	—	(1,662)	(630)	—	(2,292)
Debt issuance costs	(21)	—	—	—	(21)

Net Cash Provided By (Used In) Financing Activities	66,138	(47,260)	15,587	(3,075)	31,390

Net change in cash and cash equivalents	—	(31,921)	(1,525)	—	(33,446)
Cash and cash equivalents at beginning of year	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of period	$—	$9,255	$992	$—	$10,247

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$41,176	$2,517	$—	$43,693
Trade receivables, net	—	83,126	46,973	(5)	130,094
Inventories	—	15,699	16,510	—	32,209
Intercompany receivables	76,583	—	—	(76,583)	—
Note receivable from affiliate	8,270	—	—	(8,270)	—
Prepaid expenses and other	7,731	2,564	1,603	—	11,898

Total current assets	92,584	142,565	67,603	(84,858)	217,894
Property and equipment, net	—	477,055	149,613	—	626,668
Goodwill	—	136,875	1,523	—	138,398
Other intangible assets, net	552	34,572	56	—	35,180
Debt issuance costs, net	14,228	—	—	—	14,228
Note receivable from affiliates	16,380	—	—	(16,380)	—
Investments in affiliates	824,410	—	—	(824,410)	—
Other assets	15	4,977	16,225	—	21,217

Total Assets	$948,169	$796,044	$235,020	$(925,648)	$1,053,585

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$4,026	$2,376	$—	$6,434
Trade accounts payable	—	16,815	20,654	(5)	37,464
Accrued salaries, benefits and payroll taxes	—	3,712	11,571	—	15,283
Accrued interest	17,709	33	75	—	17,817
Accrued expenses	1,660	7,127	11,758	—	20,545
Intercompany payables	—	433,116	1,185	(434,301)	—
Note payable to affiliate	—	—	8,270	(8,270)	—

Total current liabilities	19,401	464,829	55,889	(442,576)	97,543
Long-term debt, net of current maturities	505,750	—	2,550	—	508,300
Note payable to affiliate	—	—	16,380	(16,380)	—
Deferred income taxes	8,658	13,809	7,623	—	30,090
Other long-term liabilities	31	242	3,050	—	3,323

Total liabilities	533,840	478,880	85,492	(458,956)	639,256

Commitments and contingencies

Stockholders’ Equity
Common stock	351	3,526	42,963	(46,489)	351
Capital in excess of par value	326,095	167,508	74,969	(242,477)	326,095
Retained earnings	87,883	146,130	31,596	(177,726)	87,883

Total stockholders’ equity	414,329	317,164	149,528	(466,692)	414,329

Total liabilities and stockholder’s equity	$948,169	$796,044	$235,020	$(925,648)	$1,053,585

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$87,029	$48,888	$(17)	$135,900

Cost of revenues
Direct costs	—	43,035	34,587	(17)	77,605
Depreciation	—	9,117	2,699	—	11,816

Gross margin	—	34,877	11,602	—	46,479

General and administrative	418	11,573	1,980	—	13,971
Amortization	12	1,018	8	—	1,038

Income (loss) from operations	(430)	22,286	9,614	—	31,470

Other income (expense):
Equity earnings in affiliates, net of tax	26,122	—	—	(26,122)	—
Interest, net	(13,539)	652	(375)	—	(13,262)
Other	12	47	125	—	184

Total other income (expense)	12,595	699	(250)	(26,122)	(13,078)

Net income (loss) before income taxes	12,165	22,985	9,364	(26,122)	18,392

Provision for income taxes	—	(3,195)	(3,032)	—	(6,227)

Net income (loss)	$12,165	$19,790	$6,332	$(26,122)	$12,165

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$12,165	$19,790	$6,332	$(26,122)	$12,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11	10,136	2,707	—	12,854
Amortization and write-off of deferred financing fees	1,675	—	—	—	1,675
Stock-based compensation	453	—	—	—	453
Allowance for bad debts	—	172	—	—	172
Equity earnings in affiliates	(26,122)	—	—	26,122	—
Deferred taxes	1,558	(1)	(19)	—	1,538
(Gain) on sale of equipment	—	(862)	—	—	(862)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(17,055)	(4,946)	—	(22,001)
(Increase) in inventories	—	(1,451)	(374)	—	(1,825)
(Increase) decrease in other current assets	—	7,685	(370)	—	7,315
(Increase) decrease in other assets	247	(270)	(18)	—	(41)
Increase in accounts payable	—	1,217	2,141	—	3,358
(Decrease) in accrued interest	(3,190)	—	(41)	—	(3,231)
(Decrease) increase in accrued expenses	(34)	1,242	916	—	2,124
Increase in accrued salaries, benefits and payroll taxes	—	353	604	—	957
(Decrease) in other long- term liabilities	(15)	(20)	—	—	(35)

Net Cash Provided By (Used In) Operating Activities	(13,252)	20,936	6,932	—	14,616

Cash Flows from Investing Activities:
Notes receivable from affiliates	(282)	—	—	282	—
Purchase of property and equipment	—	(19,625)	(2,720)	—	(22,345)
Proceeds from sale of equipment	—	2,698	—	—	2,698

Net Cash Provided By (Used in) Investing Activities	(282)	(16,927)	(2,720)	282	(19,647)

Cash Flows from Financing Activities:
Proceeds from long-term debt	250,000	—	—	—	250,000
Payments on long-term debt	(300,000)	(1,362)	(1,412)	—	(302,774)
Accounts receivable from affiliates	(29,813)	—	—	29,813	—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities: (continued)
Accounts payable to affiliates	—	29,830	(17)	(29,813)	—
Note payable to affiliate	—	—	282	(282)	—
Proceeds from issuance of common stock	100,078	—	—	—	100,078
Proceeds from exercises of options	301	—	—	—	301
Debt issuance costs	(7,032)	—		—	(7,032)

Net Cash Provided By (Used In) Financing Activities	13,534	28,468	(1,147)	(282)	40,573

Net change in cash and cash equivalents	—	32,477	3,065	—	35,542
Cash and cash equivalents at beginning of year	—	37,769	1,976	—	39,745

Cash and cash equivalents at end of period	$—	$70,246	$5,041	$—	$75,287

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10- SEGMENT INFORMATION
On January 31, 2008, we created the positions of Senior Vice President — Oilfield Services and Senior Vice President — Rental Services. In conjunction with this organizational change, we reviewed the presentation of our reporting segments during the first quarter of 2008. Based on this review, we determined that our operational performance would be segmented and reviewed by the Oilfield Services, Drilling and Completion and Rental Services segments. The Oilfield Services segment includes our underbalanced drilling, directional drilling, tubular services and production services operations. The Drilling and Completion segment includes our international drilling operations. As a result, we realigned our financial reporting segments and will now report the following operations as separate, distinct reporting segments: (1) Oilfield Services, (2) Drilling and Completion and (3) Rental Services. Our historical segment data previously reported for the three months ended March 31, 2007 and year ended December 31, 2007 have been restated to conform to the new presentation.
All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
Oilfield Services	$67,903	$55,431
Drilling and Completion	63,061	48,888
Rental Services	22,218	31,581

	$153,182	$135,900

Operating Income (Loss):
Oilfield Services	$13,297	$11,692
Drilling and Completion	8,868	9,614
Rental Services	6,222	13,923
General corporate	(4,805)	(3,759)

	$23,582	$31,470

Depreciation and Amortization:
Oilfield Services	$5,630	$3,788
Drilling and Completion	3,178	2,707
Rental Services	6,669	6,261
General corporate	141	98

	$15,618	$12,854

Capital Expenditures:
Oilfield Services	$14,427	$10,763
Drilling and Completion	18,529	2,720
Rental Services	6,691	8,513
General corporate	30	349

	$39,677	$22,345

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION (Continued)

	As of
	March 31,	December 31,
	2008	2007
Goodwill:
Oilfield Services	$30,493	$30,493
Drilling and Completion	1,523	1,523
Rental Services	106,382	106,382

	$138,398	$138,398

Assets:
Oilfield Services	$314,102	$299,300
Drilling and Completion	262,084	235,020
Rental Services	449,891	454,216
General corporate	73,487	65,049

	$1,099,564	$1,053,585

Long Lived Assets:
United States	$656,435	$655,513
International	248,061	180,178

	$904,496	$835,691

	For the Three Months Ended
	March 31,
	2008	2007
Revenues:
United States	$83,984	$84,234
International	69,198	51,666

	$153,182	$135,900

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled “Forward-Looking Statements” on page 30.
Overview of Our Business
We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, New Mexico, Colorado, Oklahoma, Mississippi, Wyoming, Arkansas, West Virginia, offshore in the Gulf of Mexico and internationally primarily in Argentina and Mexico. We currently operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.
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
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States increased from 862 as of December 31, 2002, to 1,782 as of December 31, 2007 and to 1,842 on April 30, 2008, according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 885 on April 30, 2008, which accounted for 32.8% and 48.0% of the total U.S. rig count, respectively. The offshore Gulf of Mexico rig count however, decreased 30% from an average of 81 rigs in the first quarter of 2007 to an average of 57 in the first quarter of 2008 as oil and gas operators mobilized drilling rigs to the international markets.
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

Demand for our services has been strong for approximately the past four years, due to high oil and natural gas prices and increased demand and declining production costs for natural gas as compared to other energy sources. Management believes the current market fundamentals are indicative of a favorable long-term trend of activity in our markets. However, these factors could be more than offset by other developments affecting the worldwide supply and demand for oil and natural gas products. The price for natural gas in the U.S. can have a significant impact on the capital expenditures of our customers operating in the U.S. domestic market. Natural gas prices can be affected by such factors as the U.S. economy, new production or pipeline capacity and weather.
Results of Operations
In June 2007, we acquired all of the outstanding stock of Coker Directional, Inc., or Coker. In July 2007, we acquired all of the outstanding stock of Diggar Tools, LLC, or Diggar. In October 2007, we acquired all of the outstanding stock of Rebel Rentals, Inc., or Rebel. We report the operations of Coker, Diggar and Rebel in our Oilfield Services segment. We consolidated the results of these acquisitions from the day they were acquired.
The foregoing acquisitions affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.
Comparison of Three Months Ended March 31, 2008 and 2007
Our revenues for the three months ended March 31, 2008 were $153.2 million, an increase of 12.7 % compared to $135.9 million for the three months ended March 31, 2007. The increase in revenues is due to the increase in revenues in our Oilfield Services and Drilling and Completion segments, partly offset by a decrease in revenues in our Rental Services segment. Revenues increased in our Oilfield Services segment due to our investment in new equipment in 2007 and in the first quarter of 2008, the opening of new operating locations and small acquisitions completed in 2007 which added downhole motors, measurement-while-drilling, or MWD tools, and directional drilling personnel. Revenues increased in our Drilling and Completion segment due to increased pricing for our drilling and workover services in Argentina and the activation of eight new service rigs during the first quarter of 2008. The decrease in revenues in our Rental Services segment is due to decreased utilization of our equipment and more competitive pricing due to the decrease in drilling activity in the Gulf of Mexico.
Our gross margin for the quarter ended March 31, 2008 decreased 15.1% to $39.5 million, or 25.8% of revenues, compared to $46.5 million, or 34.2%, of revenues for the three months ended March 31, 2007. The decrease in gross profit is principally due to the decrease in Rental Services revenue. Our gross margin also decreased due to the increase in depreciation expense due to our capital expenditures. The decrease in gross profit as a percentage of revenues is primarily due to the decrease in Rental Services revenues, the decrease in our gross margin percentage in our Drilling and Completion segment and the increase in depreciation expense. Depreciation expense increased 22.7% to $14.5 million for the first quarter of 2008 compared to $11.8 million for the first quarter of 2007. The increase is due to additional depreciable assets resulting from capital expenditures and acquisitions. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.
General and administrative expense was $14.8 million in the first quarter of 2008 compared to $14.0 million for the first quarter of 2007. General and administrative expense increased due to the additional expenses associated with acquisitions, and the hiring of additional sales and administrative personnel. As a percentage of revenues, general and administrative expenses decreased to 9.7% in the first quarter of 2008 compared to 10.3% in the first quarter of 2007.
We recorded an expense of $2.6 million related to share-based compensation expense for the three months ended March 31, 2008 compared to $453,000 for the three months ended March 31, 2007. The amount of shared-based compensation expense recorded in general and administrative expense was $2.6 million for the first quarter of 2008 and $391,000 for the first quarter of 2007 with the balance being recorded as a direct cost.
Amortization expense was $1.1 million in the first quarter of 2008 compared to $1.0 million in the first quarter of 2007. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions.

Income from operations for the three months ended March 31, 2008 totaled $23.6 million, a decrease of 25.1% compared to income from operations of $31.5 million for the three months ended March 31, 2007, reflecting the decrease in our gross margin and increased general and administrative expenses. Our income from operations as a percentage of revenues decreased to 15.4% for the first quarter of 2008, from 23.2% for the first quarter of 2007, due to the decrease in our gross margin as a percentage of revenues offset partially by the decrease in general and administrative expenses as a percentage of revenues.
Our net interest expense was $10.9 million in the first quarter of 2008, compared to $13.3 million for the first quarter of 2007. Interest expense decreased in the first quarter of 2008 due to a decrease in our average outstanding debt, lower interest rates, and an increase in interest income. Our net interest expense includes interest income of $1.1 million in the first quarter of 2008 from our 15% $40 million subordinated convertible debenture due from BCH Ltd. which closed on January 31, 2008. In January of 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the acquisition of the assets of Oil & Gas Rental Services, Inc., or OGR, and for working capital. The bridge loan was outstanding until January 29, 2007 and had an average interest rate of 10.6%. Interest expense for the first quarter of 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan.
Our provision for income taxes for the quarter ended March 31, 2008 was $4.8 million, or 37.1% of our net income before income taxes, compared to $6.2 million, or 33.9% of our net income before income taxes for the three months ended March 31, 2007. The increase in our effective tax rate is primarily attributable to our Drilling and Completion operations which had an effective tax rate of 37.0% for the three months ended March 31, 2008 compared to 32.4% for three months ended March 31, 2007. This increase in effective tax rate percentage is attributable to an operating loss in Bolivia during the quarter due to our decreased drilling activity in Bolivia. The operating loss from operations in Bolivia generated no tax benefit while the activity in Argentina is taxed at a statutory tax rate of 35.0%
We had net income of $8.1 million for the first quarter of 2008, a decrease of 33.8% compared to net income of $12.2 million for the first quarter of 2007.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2008	2007	Change	2008	2007	Change
	(in thousands)
Oilfield Services	$67,903	$55,431	$12,472	$13,297	$11,692	$1,605
Drilling and Completion	63,061	48,888	14,173	8,868	9,614	(746)
Rental Services	22,218	31,581	(9,363)	6,222	13,923	(7,701)
General corporate	—	—	—	(4,805)	(3,759)	(1,046)

Total	$153,182	$135,900	$17,282	$23,582	$31,470	$(7,888)

Oilfield Services
Revenues were $67.9 million for the three months ended March 31, 2008, an increase of 22.5% compared to $55.4 million in revenues for the three months ended March 31, 2007. Income from operations increased to $13.3 million in the first quarter of 2008 compared to $11.7 million in the first quarter of 2007. Our Oilfield Services segment revenues and operating income for the first quarter of 2008 increased compared to the first quarter of 2007 due primarily to our investment in new equipment in 2007 and the first quarter of 2008, including air-drilling compressors, foam units, casing and tubing tools and coil tubing units. Results in the Oilfield Services segment also improved due to small acquisitions completed in 2007 which added downhole motors, MWD tools and directional drillers and enabled us to expand our directional drilling business in the Northern Rocky Mountains and the Mid-Continent areas.

Drilling and Completion
Revenues for the quarter ended March 31, 2008 for the Drilling and Completion segment were $63.1 million, an increase from $48.9 million in revenues for the quarter ended March 31, 2007. Income from operations decreased to $8.9 million in the first quarter of 2008 compared to $9.6 million in the first quarter of 2007. Our Drilling and Completion segment revenues increased in the first quarter of 2008 due to increased pricing for our drilling and workover services in Argentina and the activation of eight new service rigs during the first quarter of 2008. The eight new service rigs are part of our 20 rig order (16 service and 4 drilling rigs) which we expect to place in service throughout 2008. Operating income for the first quarter of 2008 decreased compared to the prior year. This was due primarily to higher wages which included other payroll expenses, and the increase in administrative costs all relating to labor concessions in Argentina granted by the oil industry in the last half of 2007. Additionally, operating income was also impacted by a significant increase in our labor force and labor-related expenses in connection with the new rigs prior to activation.
Rental Services
Revenues for the quarter ended March 31, 2008 for the Rental Services segment were $22.2 million, a decrease from $31.6 million in revenues for the quarter ended March 31, 2007. Income from operations decreased to $6.2 million in the first quarter of 2008 compared to $13.9 million in the first quarter of 2007. Our Rental Services segment revenues and operating income for the first quarter of 2008 decreased compared to the prior year due primarily to the decrease in utilization of our rental equipment and a more competitive pricing environment due to a decrease in drilling activity in the Gulf of Mexico.
General Corporate
General corporate expenses increased $1.0 million to $4.8 million for the three months ended March 31, 2008 compared to $3.8 million for the three months ended March 31, 2007. The increase was due to the increase in payroll costs and benefits for additional management and accounting and administrative staff as a result of the acquisitions and the increase in share-based compensation expense.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, complete acquisitions, acquire and maintain equipment, and fund our working capital requirements. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. We had cash and cash equivalents of $10.2 million at March 31, 2008 compared to $43.7 million at December 31, 2007.
Operating Activities
In the three months ended March 31, 2008, our operating activities provided $18.7 million in cash. Net income for the three months ended March 31, 2008 was $8.1 million. Non-cash expenses totaled $20.9 million during the first three months of 2008 consisting of $15.6 million of depreciation and amortization, $2.0 million for deferred income taxes related to timing differences, $519,000 in amortization of deferred financing fees, $2.6 million from the expensing of stock options, $267,000 related to increases to the allowance for doubtful accounts receivables, less $130,000 on the gain from asset disposals.
During the three months ended March 31, 2008, changes in operating assets and liabilities used $10.2 million in cash, principally due to an increase of $10.3 million in accounts receivable, an increase of $810,000 in inventories, a decrease of $10.9 million in accrued interest, an increase in other assets of $1.3 million, offset in part by an increase of $1.5 million in accounts payable and an increase of $10.9 million in accrued expenses. Accounts receivable increased primarily due to the increase in our revenues in the first three months of 2008. The decrease in accrued interest relates to the semi-annual payment of interest on our 8.5% senior notes. The increase in other assets primarily relates to $1.1 million of interest income on our $40.0 million note receivable from BCH Ltd.. The increase in accounts payable can be attributed to additional expenses related to our growth. The increase in accrued expenses is primarily related to a $5.7 million accrual for rental equipment, along with an increase of our accrued income taxes payable of $1.6 million related to current period results, and a general increase due to our growth.

In the three months ended March 31, 2007, our operating activities provided $14.6 million in cash. Net income for the three months ended March 31, 2007 was $12.2 million. Non-cash expenses totaled $15.8 million during the first three months of 2007 consisting of $12.9 million of depreciation and amortization, $1.5 million for deferred taxes related to timing differences, $1.2 million for the write-off of loan fees related to the bridge loan that was repaid, $450,000 in amortization of deferred financing fees, $453,000 from the expensing of stock options, $172,000 related to increases to the allowance for doubtful accounts receivables, less $862,000 on the gain from asset disposals.
During the three months ended March 31, 2007, changes in operating assets and liabilities used $13.4 million in cash, principally due to an increase of $22.0 million in accounts receivable, an increase of $1.8 million in inventories, a decrease of $3.2 million in accrued interest, offset in part by a decrease in other current assets of $7.3 million, an increase of $3.4 million in accounts payable and an increase of $2.1 million in accrued expenses. Accounts receivable increased primarily due to the increase in our revenues in the first three months of 2007. Other inventories increased primarily due to the build-up of inventory to meet the demands of increased activity levels. The decrease in accrued interest relates to the semi-annual payment of interest on our 9.0% senior notes. The decrease in other current assets primarily relates to the collection of the working capital adjustment of the OGR acquisition for approximately $7.1 million in the first quarter of 2007. The increase in accounts payable and accrued expenses can be attributed to additional expenses related to higher activity levels.
Investing Activities
During the three months ended March 31, 2008, we used $83.5 million in investing activities, consisting of a $40.0 million convertible subordinated secured note from BCH Ltd, $39.7 million for capital expenditures, $5.3 million for deposits on equipment purchases for our Drilling and Completion segment, offset by $1.5 million of proceeds from equipment sales. Included in the $39.7 million for capital expenditures was $14.4 million for our Oilfield Services segment, including additional casing and tubing equipment and coiled tubing support equipment, $18.5 million for additional equipment in our Drilling and Completion segment and $6.7 million for drill pipe and other equipment used in our Rental Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers.
During the three months ended March 31, 2007, we used $19.6 million in investing activities, consisting of $22.3 million for capital expenditures, offset by $2.7 million of proceeds from equipment sales. Included in the $22.3 million for capital expenditures was $8.5 million for drill pipe and other equipment used in our Rental Services segment, $2.7 million for additional equipment in our Drilling and Completion segment and $10.8 million for our Oilfield Services segment, including additional MWD equipment and new compressor packages. A majority of our equipment sales relate to items “lost in hole” by our customers.
Financing Activities
During the three months ended March 31, 2008, financing activities provided $31.4 million in cash. We received $20.5 million from borrowings under our revolving line of credit and an additional $13.1 million in proceeds from long-term debt and repaid $2.3 million in borrowings under long-term debt facilities. We also received $61,000 in proceeds from the exercise of options and warrants.
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
At March 31, 2008, we had $546.1 million in outstanding indebtedness, of which $539.9 million was long-term debt and $6.2 million is due within one year.
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc. and DLS Drilling, Logistics & Services Corporation, or DLS, to repay existing debt and for general corporate purposes.

In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million aggregate principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of OGR.
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and has a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to the Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of March 31, 2008. The credit agreement loan rates are based on prime or LIBOR plus a margin. The interest rate was 4.6% at March 31, 2008. The outstanding amount as of March 31, 2008 and December 31, 2007, were $20.5 million and $0, respectively.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from two to five years. The weighted average interest rates were 6.1% and 6.7% at March 31, 2008 and December 31, 2007, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of March 31, 2008 and December 31, 2007 were $4.3 million and $4.9 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility will be used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The facility is available for borrowings until December 31, 2008. Each drawdown shall be repaid over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of March 31, 2008. The bank loan rates are based on LIBOR plus a margin. The interest rate was 6.5% at March 31, 2008. The bank loans are denominated in U.S. dollars and the outstanding amount as of March 31, 2008 was $13.1 million.
Notes payable
In connection with the acquisition of Rogers Oil Tool Services, Inc., we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker, we issued to the seller a note in the amount of $350,000. The note bears interest at 8.25% and is due June 29, 2008. In connection with the acquisition of Diggar, we issued to the seller a note in the amount of $750,000. The note bears interest at 6.0% and is due July 26, 2008. In connection with the acquisition of Rebel, we issued to the sellers notes in the aggregate amount of $500,000. The notes bear interest at 5.0% and are due October 23, 2008.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At March 31, 2008 and December 31, 2007, the principal and accrued interest on these notes totaled approximately $32,000.
We have various equipment and vehicle financing loans with interest rates ranging from 8.3% to 8.7% and two year terms. As of March 31, 2008 and December 31, 2007, the outstanding balances for equipment and vehicle financing loans were $162,000 and $595,000, respectively.
In April 2007 and August 2007, we obtained insurance premium financings in the amount of $3.2 million and $1.3 million with fixed interest rates of 5.9% and 5.7%, respectively. Under terms of the agreements, amounts outstanding are paid over 11 month repayment schedules. The outstanding balance of these notes was approximately $491,000 and $1.7 million as of March 31, 2008 and December 31, 2007, respectively.

Other debt
In connection with the purchase of Capcoil Tubing Services, Inc., we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We are required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at March 31, 2008 and December 31, 2007 were $110,000.
We also have various capital leases with terms that expire in 2008. As of March 31, 2008 and December 31, 2007, amounts outstanding under capital leases were $0 and $14,000, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At March 31, 2008, we had a $90.0 million revolving line of credit with a maturity of April 2012. At March 31, 2008, we borrowed $20.5 million on the facility and availability was further reduced by outstanding letters of credit of $8.1 million.
Capital Requirements
We have identified capital expenditure projects that will require approximately $105.0 million for the remainder of 2008, exclusive of any acquisitions. We believe that our current cash generated from operations, cash available under our credit facilities and cash on hand will provide sufficient funds for our identified projects.
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
Recent Developments
On May 2, 2008, Burt A. Adams resigned as a member of our board of directors, effective immediately.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2008.
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We adopted with no impact on our financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. We have not yet determined the impact, if any, on our financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and there was no impact on our financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We will adopt SFAS No. 160 on January 1, 2009 and have not yet determined the impact, if any, on our financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009 and do not expect the adoption to have a material impact on our financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange risks.

Interest Rate Risk.
Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt. We have approximately $37.9 million of adjustable rate debt with a weighted average interest rate of 5.4% at March 31, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2008.

Allis-Chalmers Energy Inc. (Registrant)

/s/ Munawar H. Hidayatallah Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated January 23, 2008, by and among Allis-Chalmers Energy Inc., Elway Merger Sub, Inc. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 24, 2008).

3.1	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 3, 2008).

10.1	Credit Agreement, dated January 31, 2008, by and among Allis-Chalmers Energy Inc., as lender, BCH Ltd., as borrower, and BCH Energy do Brasil Servicos de Petroleo Ltda., as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2008).

10.2	Option to Purchase and Governance Agreement, dated January 31, 2008, by and among Allis-Chalmers Energy Inc., BrazAlta Resources Corp. and BCH Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2008).

10.3	Subordination Agreement, dated January 31, 2008, by among Allis-Chalmers Energy Inc., Standard Bank PLC, BCH Ltd., BCH Energy do Brasil Servicos de Petroleo Ltda. and BrazAlta Resources Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2008).

10.4	Form of Convertible Subordinated Secured Debenture (incorporate by reference to Schedule E to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2008).

10.5	Employment Agreement, effective January 1, 2008, between Allis-Chalmers Energy Inc. and Mark Patterson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 25, 2008).

10.6	Amendment to Employment Agreement among Allis-Chalmers Energy Inc., AirComp LLC and Terrence P. Keane, effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 1, 2008B).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith