Form 10-K/A
period 2007-12-31
Allis Chalmers Energy Inc.
filed 2008-07-09
CIK 3982

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
     As of June 16, 2008 there were 35,190,284 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Explanatory Note
The purpose of this Amendment No. 2 on Form 10-K/A is to respond to comments received from the Securities and Exchange Commission’s Division of Corporation Finance in its letter dated June 20, 2008 regarding our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, or SEC, on March 7, 2008 (“Original Form 10-K”), and our Amendment No. 1 to the Original Form 10-K, filed with the SEC on April 29, 2008 (“Amendment No. 1”). This amendment amends the following disclosures:
Form 10-K

•	Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” revised to expand our consolidated and segment results of operations discussion to provide greater insight into the underlying reasons for variances, and guidance on whether or not the results of operations are indicative of expected results beginning on page 3; and

•	Item 8. “Financial Statements,” revised to remove the label “(unaudited)” from the condensed consolidating statements of cash flow for the year ended December 31, 2006 on page 59 and to correct a label on the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 on page 26;

Form 10-K/A

•	Item 11. “Executive Compensation,” revised to include the financial and non-financial goals or targets established for fiscal 2007 that were used to determine our named executive officers’ incentive compensation on pages 67-69.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 of Part IV.
     There are no other changes to the Original Form 10-K or Amendment No. 1 thereto other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or Amendment No. 1 thereto nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.
     As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. and its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.
SPECIAL NOTE
REGARDING FORWARD-LOOKING STATEMENTS
      This Amendment No. 2 on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements. However, these are not the exclusive means of identifying forward-looking statements. Although such forward-looking statements reflect our good faith judgment, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Further information about the risks and uncertainties that may impact us are described in “Risk Factors” beginning on page 14 of our Original Form 10-K. You should read those sections carefully. You should not place undue reliance on forward-looking statements. Forward-looking statements are only as of the date they are made. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date they are made or currently unknown facts or conditions or the occurrence of unanticipated events.

Page
PART III

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 2 -
Item 8.	Financial Statements	- 19 -
Item 11.	Executive Compensation	- 63 -

PART IV

Item 15.	Exhibits and Financial Statement Schedules	- 82 -
	Signatures	- 83 -
Consent of UHY LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 1350

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our selected historical financial data included in our Original Form 10-K and our financial statements and the notes to those financial statements included elsewhere in this document. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed under “Item 1A. Risk Factors” included in our Original Form 10-K.

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

Comparison of Years Ended December 31, 2007 and December 31, 2006

Our revenues for the year ended December 31, 2007 were $571.0 million, an increase of 83.6% compared to $311.0 million for the year ended December 31, 2006. Revenues increased in all of our business segments due principally to the acquisitions completed during the two year period ended December 31, 2007, the investment in new equipment and the opening of new operating locations. The most significant increase in revenues was due to the acquisition of DLS on August 14, 2006 which established our International Drilling segment. The International Drilling segment generated $215.8 million in revenues for the twelve months ended December 31, 2007 compared to $69.5 million for the period from the date of the DLS acquisition to December 31, 2006. Revenues also increased significantly at our Rental Services segment due to the acquisition of the OGR assets on December 18, 2006. The OGR assets, including its two rental yards, expanded our assets available for rent. The OGR assets generated revenues of $82.2 million for the twelve months ended December 31, 2007 compared to $2.1 million for the period from the date of acquisition of the OGR assets to December 31, 2006. We experienced a decline in demand for our Rental Services in the last half of 2007 due to the hurricane season and a reduction of drilling activity in the U.S. Gulf of Mexico as rigs departed the U.S Gulf in favor of the international markets. Our Directional Drilling segment revenues increased in the 2007 period compared to the 2006 period due to acquisitions completed in the third and fourth quarters of 2007 which added downhole motors, measurement-while-drilling, or MWD, tools, and directional drilling personnel resulting in increased capacity and increased market penetration. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment, principally new compressor packages, and expansion of operations into new geographic regions. Revenues increased in our Production Services segment principally due to the $20.6 million in revenues from the Petro-Rental acquisition completed October 16, 2006 and additional coil tubing equipment acquired in 2007, which was offset by a decrease in our revenue from capillary assets of $6.7 million which were sold on June 29, 2007. Except for our Rental Services segment, we believe these gains in revenues are sustainable dependent on a favorable oil and natural gas price environment, a stable rig count and the level of capital expenditures of our customers. Future growth and increased revenues in our Rental Services segment is contingent upon achieving success in marketing our rental assets to the U.S. land drilling and international markets, and improvement in the offshore U.S. Gulf of Mexico activity.

Our gross margin for the year ended December 31, 2007 increased 69.9% to $178.6 million, or 31.3% of revenues, compared to $105.1 million, or 33.8%, of revenues for the year ended December 31, 2006. The increase in gross profit is due to the increase in revenues in all of our business segments. The decrease in gross profit as a percentage of revenues is primarily due to the 151.3% increase in depreciation expense to $50.9 million in 2007 from $20.3 million in 2006. The primary increase in depreciation expense is due to the acquisitions of the OGR assets, DLS and Petro-Rental and our capital expenditures. The increase in our depreciation expense related to the OGR assets was $15.9 million to $16.6 million for the year ended December 31, 2007 compared to $650,000 for the period from the date of the acquisition of the OGR assets to December 31, 2006. Depreciation expense from DLS increased $7.2 million to $11.3 million for the year ended December 31, 2007 from $4.1 million for the period from the date of the acquisition of DLS to December 31, 2006. Depreciation expense from Petro-Rental for the year ended December 31, 2007 was $3.6 million compared to $688,000 for the period from the date of acquisition of Petro-Rental to December 31, 2006. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues. The sustainability and growth in our gross margin is principally dependent upon the sustainability and growth in our revenues. However, factors affecting the performance of our Rental Services segment in 2007 as discussed previously have a negative impact on our gross margin percentage as our Rental Services segment operates at a higher gross margin than our other segments. Therefore, the level of revenues and gross margin from our Rental Services segment has a significant impact on our overall gross margin and gross margin percentage. We expect our depreciation expense to increase as we continue to purchase capital equipment to strengthen and enhance our existing operations.

General and administrative expense was $58.6 million for the year ended December 31, 2007 compared to $35.5 million for the year ended December 31, 2006. General and administrative expense increased due to the acquisitions, and the hiring of additional sales, operations, accounting and administrative personnel. As a percentage of revenues, general and administrative expenses were 10.3% in 2007 compared to 11.4% in 2006. General and administrative expense includes share-based compensation expense of $4.7 million in 2007 and $3.0 million in 2006. Without any significant acquisitions, we expect the growth of our general and administrative expense to decrease in the near future as our share-based compensation expense for future years is currently expected to decrease.

On June 29, 2007, we sold our capillary tubing assets that were part of our Production Services segment. The total consideration was approximately $16.3 million in cash. We recognized a gain of $8.9 million related to the sale of these assets.

Amortization expense was $4.1 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006. The increase in amortization expense is primarily due to the amortization of intangible assets in connection with our acquisition of the OGR assets, which increased $2.2 million to $2.3 million for the year ended December 31, 2007 compared to $96,000 for the period from the date of the acquisition of the OGR assets to December 31, 2006. Without any significant acquisitions, we expect a slight increase in amortization expense as future years will include a full year of amortization of intangible assets related to acquisitions completed in 2007.

Income from operations for the year ended December 31, 2007 totaled $124.8 million, an 84.2% increase over the $67.7 million in income from operations for the year ended December 31, 2006, reflecting the increase in our revenues of $260.0 million and the resulting increase in our gross profit of $73.5 million, offset in part by increased general and administrative expense of $23.1 million and increased amortization expense of $2.2 million. Our income from operations as a percentage of revenues increased slightly to 21.9% in 2007 from 21.8% in 2006. Income from operations in the 2007 period includes an $8.9 million gain from the sale of our capillary tubing assets in the second quarter of 2007.

Our net interest expense was $46.3 million for the year ended December 31, 2007, compared to $20.3 million for the year ended December 31, 2006. Interest expense increased in 2007 due to our increased debt. In August 2006 we issued $95.0 million of senior notes bearing interest at 9.0% to fund a portion of the acquisition of DLS. In January 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the $300.0 million bridge loan utilized to complete the OGR acquisition and for working capital. This bridge loan was repaid on January 29, 2007. The average interest rate on the bridge loan was approximately 10.6%. Interest expense for 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan. Interest expense includes amortization expense of deferred financing costs of $1.9 million and $1.5 million for 2007 and 2006, respectively. Our net interest expense is dependent upon our level of debt and cash on hand, which are principally dependent upon acquisitions we complete, our capital expenditures and our cash flows from operations.

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

Rental Services.  Our Rental Services revenues were $121.2 million for the year ended December 31, 2007, an increase of 135.2% from the $51.5 million in revenues for the year ended December 31, 2006. Income from operations increased 86.9% to $49.1 million in 2007 compared to $26.3 million in 2006. The increase in revenue and operating income is primarily attributable to the acquisition of the OGR assets in December 2006. The OGR assets, including its two rental yards, expanded our assets available for rent. We generated $82.2 million for the twelve months ended December 31, 2007 compared to $2.1 million for the period from the date of acquisition of the OGR assets to December 31, 2006. Income from operations as a percentage of revenues decreased to 40.5% for 2007 compared to 51.0% for the prior year as a result of higher depreciation expense associated with the OGR acquisition and capital expenditures. Our depreciation expense for the OGR assets increased $15.9 million to $16.6 million for the year ended December 31, 2007 compared to $650,000 for the period from the date of acquisition of the OGR assets to December 31, 2006. Rental Services revenues and operating income was impacted by a more competitive market environment due to the decreased U.S. Gulf of Mexico drilling activity in the last half of 2007 attributed to the hurricane season and the departure of drilling rigs in favor of the international markets. Future growth and increased revenues in our Rental Services segment is contingent upon achieving success in marketing our rental assets to the U.S. land drilling and international markets, and improvement in the offshore U.S. Gulf of Mexico activity.

International Drilling.  On August 14, 2006, we acquired DLS which established our International Drilling segment. Our International Drilling revenues were $215.8 million for the year ended December 31, 2007, an increase from the $69.5 million in revenues for the period from the date of the DLS acquisition until December 31, 2006. Income from operations increased to $38.8 million in 2007 compared to $12.2 million from the date of the DLS acquisition until December 31, 2006. Income from operations as percentage of revenue increased to 18.0% for 2007 compared to 17.6% for 2006. We believe the increase in the percentage was primarily due to price increases implemented in 2007. During 2007 we placed orders for 16 service rigs (workover rigs and pulling rigs) and four drilling rigs. Four of the service rigs were delivered in the fourth quarter of 2007. We expect all the rigs to be placed in service during the first three quarters of 2008. We believe these levels in revenues and operating income are sustainable assuming a stable rig count and a favorable oil and natural gas price environment in Argentina, labor-related disruptions affecting the oil and natural gas industry in Argentina and resulting cost increases can affect our revenues and operating margins until we are able to increase rig rates to offset such costs. We expect to benefit from the activation of the new rigs as they are delivered throughout 2008.

Directional Drilling.  Revenues for the year ended December 31, 2007 for our Directional Drilling segment were $96.1 million, an increase of 25.6% from the $76.5 million in revenues for the year ended December 31, 2006. The increase in revenues is due to the purchase of additional MWD tools and the benefit of acquisitions completed in the last half of 2007 which added downhole motors, MWDs, and directional drillers. The additional equipment and personnel enabled us to strengthen our presence in new geographic markets and increase our market penetration. The impact of the additional MWD tools and the acquisitions of Diggar and Coker completed in the last half of 2007 are not easily identifiable as they were quickly integrated with our pre-existing operations. The acquisition of Diamondback provided $3.1 million of revenues from the date of acquisition to December 31, 2007. Income from operations increased 6.7% to $18.8 million for 2007 from $17.7 million for 2006. Income from operations as a percentage of revenues decreased to 19.6% for 2007 compared to 23.1% for the prior year. The decrease in our operating margin as a percentage of revenues is due to increased expenses for downhole motor rentals and repairs, experienced primarily in the first three quarters of 2007 prior to the recent additions to our downhole motor fleet, increased personnel costs and increased depreciation expense. We believe the gain in revenue is sustainable assuming a stable rig count, continued strength in the demand for directional and horizontal drilling services and a favorable oil and natural gas price environment in the U.S. We expect our operating results to benefit from the downhole motors acquired in the Diggar acquisition, the acquisitions of Coker and Diamondback and the purchase of additional MWDs and downhole motors in 2007. With more downhole motors we are able to reduce our reliance on third-party rental motors and the related costs.

Tubular Services.  Revenues for the year ended December 31, 2007 for the Tubular Services segment were $53.5 million, an increase of 5.2% from the $50.9 million in revenues for the year ended December 31, 2006. Revenues from domestic operations increased to $45.6 million in 2007 from $44.4 million in 2006 as a result of the investment in new equipment. Revenues from Mexican operations increased to $7.9 million in 2007 from $6.5 million in 2006. Income from operations decreased 14.3% to $10.7 million in 2007 from $12.5 million in 2006. Income from operations as a percentage of revenues decreased to 20.1% for 2007 compared to 24.7% for the prior year. The results of our Tubular Services segment were impacted by an increasingly competitive environment domestically for casing and tubing services, exacerbated by the decline in drilling activity in the U.S. Gulf of Mexico in the last half of 2007, and decreased sales of power tongs in 2007 compared to 2006. While revenues from Mexican operations increased 21.5% in 2007 compared to 2006, they were impacted in the fourth quarter of 2007, by severe weather and flooding in Mexico. We believe these gains in revenues are sustainable assuming a stable rig count, a favorable oil and natural gas price environment and the absence of significant weather disruptions in the U.S. and in Mexico. We expect the competitive challenges in the domestic tubular services market to continue and limit improvement in our operating income margins.

Underbalanced Drilling.  Our Underbalanced Drilling revenues were $51.0 million for the year ended December 31, 2007, an increase of 18.4% compared to $43.0 million in revenues for the year ended December 31, 2006. Income from operations increased 21.1% to $13.1 million in 2007 compared to income from operations of $10.8 million in 2006. Income from operations as a percentage of revenues increased slightly to 25.7% in 2007 from 25.1% in 2006. Our Underbalanced Drilling revenues and operating income for the 2007 period increased compared to the 2006 period due in part to our investment in additional equipment, principally new compressors and new “foam” units. During 2007 Underbalanced Drilling was affected by a decrease in drilling activity in certain geographic areas by some of our customers, offset by an increased market presence and growth in drilling activity in other, more attractive geographic areas. We believe these gains in revenue are sustainable assuming a stable rig count and a favorable oil and natural gas price environment in the U.S. Future growth will be dependent on our ability to penetrate the new developing land drilling markets and our future investment in capital equipment.

Production Services Segment.  Our Production Services revenues were $33.4 million for the year ended December 31, 2007, compared to $19.6 million in revenues for the year ended December 31, 2006. Income from operations was $10.5 million in 2007 compared to income from operations of $2.1 million in 2006. Revenues for 2007 increased compared to 2006 due primarily to our acquisition of Petro Rentals on October 17, 2006, the addition of two coil tubing units in the fourth quarter of 2006, one unit in the first quarter of 2007 and one additional unit delivered at the end of the second quarter of 2007, offset in part by a reduction in revenue generated from our capillary tubing assets, which were sold in 2007. Our capillary tubing revenue decreased $6.7 million to $5.6 million for the period from January 1, 2007 until the date of sale, June 29, 2007, compared to $12.3 million for the year ended December 31, 2006. The increase in income from operations can be attributed to an $8.9 million gain on sale of our capillary tubing assets. During 2007 our Production Services segment experienced delays in the delivery and activation of new coil tubing units. As a result, we experienced low utilization for our coil tubing units and increases in personnel expenses, including increased lodging, relocation and training expenses for the crews without the benefit of corresponding increases in revenues. We expect 2008 revenues to be stable as the revenue reduction related to the sale of the capillary assets is expected to be offset by the new coil tubing units placed in service in 2007 and 2008, assuming a stable rig count and a favorable oil and natural gas environment in the U.S. Our income from operations is expected to decline as we will not have the gain from the sale of the capillary assets that we realized in 2007.

Comparison of Years Ended December 31, 2006 and December 31, 2005

Our revenues for the year ended December 31, 2006 was $311.0 million, an increase of 187.9% compared to $108.0 million for the year ended December 31, 2005. Revenues increased in all of our business segments due to the successful integration of acquisitions completed in the third quarter of 2005 and during 2006, the investment in new equipment, improved pricing for our services, the addition of operations and sales personnel and the opening of new operations offices. Revenues increased most significantly due to the acquisition of DLS on August 14, 2006 which expanded our operations to a sixth operating segment, International Drilling. Revenues also increased significantly at our Rental Services segment due to the acquisition of Specialty effective January 1, 2006. Our Tubular Services segment also had a substantial increase in revenue, primarily due to the acquisitions of the casing and tubing assets of Patterson Services, Inc. on September 1, 2005, and the acquisition of Rogers as of April 1, 2006, along with the investment in additional equipment, improved market conditions and increased market penetration for our services in South Texas, East Texas, Louisiana and the U.S. Gulf of Mexico. Revenues increased at our Underbalanced Drilling segment due to the purchase of additional equipment and improved pricing for our services. Our Directional Drilling segment revenues increased in the 2006 period compared to the 2005 period due to improved pricing for directional drilling services, the August 2005 acquisition of Target which provides MWD tools and the purchase of additional down-hole motors and MWDs which increased our capacity and market presence. The impact of the acquisitions of DLS, Rogers and Target, including the additional MWDs, was to increase consolidated revenues by $69.5 million, $10.8 million and $7.6 million, respectively. The impact of the acquisitions of Specialty and the casing and tubing assets of Patterson Services, Inc. are not easily identifiable as they were quickly integrated with our pre-existing operations, but our Rental Services revenues improved to $51.5 million for the year ended December 31, 2006 compared to $5.1 million for the year ended December 31, 2005 and our Tubular Services revenues increased to $50.9 million compared to $20.9 million for the same period.

Our gross margin for the year ended December 31, 2006 increased 243.8% to $105.1 million, or 33.8% of revenues, compared to $30.6 million, or 28.3%, of revenues for the year ended December 31, 2005. The increase in gross profit is due to the increase in revenues in all of our business segments. The increase in gross profit as a percentage of revenues is primarily due to the acquisition of Specialty as of January 1, 2006, in the high margin rental tool business, the improved pricing for our services generally and the investments in new capital equipment. Also contributing to our improved gross margin was the acquisition of Target, the purchase of additional MWD’s and the acquisition of Rogers. The increase in gross profit was partially offset by an increase in depreciation expense of 315.7% to $20.3 million compared to $4.9 million for 2005. The increase is due to additional depreciable assets resulting from acquisitions and capital expenditures. The acquisitions of DLS, Petro-Rental, Rogers and Target, including additional MWDs increased depreciation expense by $4.1 million, $688,000, $530,000 and $439,000, respectively. While we cannot specifically identify the impact that the Specialty acquisition had on our gross margin due to the reason described in the preceding paragraph, the gross margin on our total Rental Services segment increased $28.9 million to $32.1 million for the year ended December 31, 2006 from $3.2 million for the year ended December 31, 2005 after the impact of an increase in depreciation expense of $6.7 million to $7.1 million for 2006 from $385,000 for 2005. The gross margin provided from the acquisitions of Rogers and Target, including additional MWDs was $4.7 million and $3.3 million, respectively. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our gross profit as a percentage of revenues is generally affected by our level of revenues.

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

Amortization expense was $1.9 million for the year ended December 31, 2006 compared to $1.5 million for the year ended December 31, 2005. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions. The 2006 acquisitions of Rogers, the OGR assets, Petro and DLS resulted in amortization expense of $166,000, $96,000, $63,000 and $11,000, respectively.

Income from operations for the year ended December 31, 2006 totaled $67.7 million, a 401.0% increase over the $13.5 million in income from operations for the year ended December 31, 2005, reflecting the increase in our revenues of $202.9 million and the resulting increase in our gross profit of $74.5 million, offset in part by increased general and administrative expenses of $20.0 million. Our income from operations as a percentage of revenues increased to 21.8% in 2006 from 12.5% in 2005 due to the increase in our gross margin which offset the increases in amortization expense and general and administrative expenses.

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

Rental Services Segment.  Our rental services revenues were $51.5 million for the year ended December 31, 2006, an increase from the $5.1 million in revenues for the year ended December 31, 2005. Income from operations increased to $26.3 million in 2006 compared to $1.3 million in 2005. The increase in revenue and operating income is primarily attributable to the acquisition of Specialty effective January 1, 2006, improved pricing, improved utilization of our inventory of rental equipment and to a lesser extent, the acquisition of the OGR assets in December 2006. The impact of the Specialty acquisition is not easily identifiable as the acquisition was quickly integrated with our pre-existing operations. The acquisition of the OGR assets provided $2.1 million in revenues in 2006.

International Drilling Segment.  Our international drilling revenues were $69.5 million for the year ended December 31, 2006, and our income from operations was $12.2 million. This segment of our operations was created with the acquisition of DLS in August of 2006.

Directional Drilling Segment.  Revenues for the year ended December 31, 2006 for our Directional Drilling segment were $76.5 million, an increase of 64.2% from the $46.6 million in revenues for the year ended December 31, 2005. Income from operations increased 139.1% to $17.7 million for 2006 from $7.4 million for 2005. The improved results for this segment are due to the increase in drilling activity in the Texas and Gulf Coast areas, improved pricing, the acquisition of Target as of August 1, 2005 and the purchase of an additional six MWDs. The acquisition of Target and the additional MWDs provided an additional $7.6 million of revenue and $2.8 million of operating income. Our increased operating expenses as a result of the addition of operations and personnel were more than offset by the growth in revenues and improved pricing for our services.

Tubular Services Segment.  Revenues for the year ended December 31, 2006 for the Tubular Services segment were $50.9 million, an increase of 143.1% from the $20.9 million in revenues for the year ended December 31, 2005. Revenues from domestic operations increased to $44.4 million in 2006 from $14.5 million in 2005 as a result of the acquisition of Rogers, the acquisition of the casing and tubing assets of Patterson Services, Inc. on September 1, 2005 and investment in new equipment, all of which resulted in increased market penetration for our services in South Texas, East Texas, Louisiana and the U.S. Gulf of Mexico. The year ended December 2005 was also adversely impacted by hurricane activity in September of 2005. The impact of the acquisition of casing and tubing assets of Patterson Services, Inc, are not easily identifiable as they were quickly integrated into with our pre-existing operations, but the Rogers acquisition generated an additional $10.8 million in revenues in 2006. Revenues from Mexican operations increased to $6.5 million in 2006 from $6.4 million in 2005. Income from operations increased 151.2% to $12.5 million in 2006 from $5.0 million in 2005. The increase in this segment’s operating income is due to increased revenues both domestically and in our Mexico operations.

Underbalanced Drilling Segment.  Our underbalanced drilling revenues were $43.0 million for the year ended December 31, 2006, an increase of 67.7% compared to $25.7 million in revenues for the year ended December 31, 2005. Income from operations increased 92.6% to $10.8 million in 2006 compared to income from operations of $5.6 million in 2005. Our underbalanced drilling revenues and operating income for the 2006 period increased compared to the 2005 period due in part to the acquisition of the air drilling assets of W. T., our investment in additional equipment and improved pricing in West Texas. The impact of the acquisition of the air drilling assets of W.T. is not easily identifiable as they were quickly integrated into our pre-existing operations.

Production Services Segment.  Our production services revenues were $19.6 million for the year ended December 31, 2006, compared to $9.8 million in revenues for the year ended December 31, 2005. Income from operations was $2.1 million in 2006 compared to a loss from operations of $99,000 in 2005. The increase in revenues is attributable to the acquisition of Petro-Rentals completed in October 2006, the acquisition of Capcoil on May 1, 2005 and improved utilization and pricing for our services. The increase in operating income is primarily related to the operations of Petro-Rental and the addition of two coil tubing units in the fourth quarter of 2006, which provided $5.5 million of revenue in 2006.

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

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$50,440	$35,626	$7,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,981	22,119	6,361
Amortization and write-off of deferred financing fees	3,197	1,527	962
Stock-based compensation	4,863	3,394	—
Allowance for bad debts	730	781	219
Imputed interest	—	355	—
Deferred taxes	8,017	2,215	—
Minority interest in income of subsidiaries	—	—	488
Gain on sale of property and equipment	(2,323)	(2,444)	(669)
Gain on capillary asset sale	(8,868)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(30,825)	(23,175)	(10,656)
Increase in inventories	(5,375)	(2,637)	(3,072)
Decrease in prepaid expenses and other assets	8,202	2,505	929
(Increase) decrease in other assets	(4,492)	308	(936)
Increase (decrease) in trade accounts payable	10,732	(2,337)	2,373
Increase in accrued interest	5,950	11,382	324
Increase (decrease) in accrued expenses	1,508	872	(97)
Increase (decrease) in other liabilities	2,700	(224)	(266)
Increase in accrued salaries, benefits and payroll taxes	4,031	3,392	443

Net cash provided by operating activities	103,468	53,659	3,578

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(41,000)	(526,572)	(36,888)
Purchase of investment interests	(498)	—	—
Purchase of property and equipment	(113,151)	(39,697)	(17,767)
Deposits on asset commitments	(11,488)	—	—
Proceeds from sale of capillary assets	16,250	—	—
Proceeds from sale of property and equipment	12,811	6,881	1,579

Net cash used in investing activities	(137,076)	(559,388)	(53,076)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	250,000	557,820	56,251
Payments on long-term debt	(309,745)	(54,030)	(28,202)
Payments on related party debt	—	(3,031)	(1,522)
Net (repayments) borrowings on lines of credit	—	(6,400)	2,527
Proceeds from issuance of common stock, net of offering costs	100,055	46,297	15,459
Proceeds from exercise of options and warrants	3,319	6,321	1,382
Tax benefit on stock plans	1,719	6,440	—
Debt issuance costs	(7,792)	(9,863)	(1,821)

Net cash provided by financing activities	37,556	543,554	44,074

Net increase (decrease) in cash and cash equivalents	3,948	37,825	(5,424)
Cash and cash equivalents at beginning of year	39,745	1,920	7,344

Cash and cash equivalents at end of year	$43,693	$39,745	$1,920

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements

NOTE 1 —	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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
     We entered into a new employment agreement with Mr. Hidayatallah effective April 2007. The terms of the agreement were proposed by Mr. Hidayatallah and the Compensation Committee retained the services of Cogent to assist in negotiating the terms of the agreement. Pursuant to his agreement, Mr. Hidayatallah’s salary was increased from $400,000 to $500,000, which represented a 25% increase in his annual salary. The salary was set just below the market median as reported by Cogent. The Compensation Committee also felt this increase was reasonable given the competitiveness of the salary in the market, and the significant strides we have made in terms of growth under the direction and leadership of Mr. Hidayatallah. The agreement also provides Mr. Hidayatallah the opportunity to earn an annual incentive bonus equal to 100% of his base salary, which makes him eligible to receive up to $1 million in annual total cash compensation. The resulting total cash compensation would position Mr. Hidayatallah’s pay near the market median if the annual incentive bonus was achieved. For 2007, Mr. Hidayatallah’s annual incentive bonus was based on Allis-Chalmers meeting specified earnings guidance of not less than $1.70 per share. Although Mr. Hidayatallah did not receive his target annual incentive bonus for 2007 because we did not meet our specified earnings guidance for the year (actual earnings were $1.46 per share), he did receive a discretionary $100,000 bonus for the first quarter of 2007 for growing Allis-Chalmers’ operations both domestically and internationally.
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
Chief Financial Officer
     We entered into a new employment agreement with Mr. Perez effective April 2007. Pursuant to his new agreement, Mr. Perez’ salary was increased from $260,000 to $286,000, which represented approximately a 10% increase in his annual salary. In considering the competitiveness of the increase, the Compensation Committee was provided with market data which showed the increase would position his base salary just above the market median. The agreement also provides Mr. Perez the opportunity to earn an annual incentive bonus equal to 50% of his base salary. The total cash compensation that Mr. Perez is eligible to receive is between the market 25th percentile and the median, according to information provided to the Compensation Committee by Cogent. For 2007, Mr. Perez’ annual incentive bonus was based on him meeting individual performance goals of managing our financial reporting function, maintaining Sarbanes-Oxley compliance, obtaining financing for acquisitions and receiving an unqualified audit opinion from our independent public accountants. In addition, Mr. Perez’ annual incentive bonus was based on Allis-Chalmers meeting specified earnings guidance of not less than $1.70 per share. Although Mr. Perez met his individual performance goals, we did not meet our earnings guidance for the year (actual earnings were $1.46 per share). Therefore, Mr. Perez did not receive an annual incentive bonus for 2007.
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
General Counsel & Secretary
     We entered into a new employment agreement with Mr. Pound in December 2007. Pursuant to his new agreement, Mr. Pound’s salary was increased from $240,000 to $250,000, which represented approximately a 4% increase and positioned his base salary at the market median. The agreement also provides Mr. Pound the opportunity to earn an annual incentive bonus equal to 50% of his base salary. The total cash compensation that Mr. Pound is eligible to receive is between the market 25th percentile and the median, based on information provided by Cogent. For 2007, Mr. Pound’s annual incentive bonus was based on him meeting individual performance goals of successfully completed acquisitions, timely filing of regulatory reports and successful management of our legal issues. In addition, Mr. Pound’s annual incentive bonus was based on Allis-Chalmers meeting specified earnings guidance of not less than $1.70 per share. Although Mr. Pound met his individual performance goals, we did not meet our earnings guidance for the year (actual earnings were $1.46 per share). Therefore, Mr. Pound did not receive an annual incentive bonus for 2007.
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
President and CEO of Strata Directional Technology LLC
     We entered into a new employment agreement with Mr. Bryan in July 2007. Mr. Bryan’s salary was maintained at $250,000 as his base salary was already positioned between the market median and the 75th percentile. The agreement also provides Mr. Bryan the opportunity to earn an annual incentive bonus equal to 100% of his base salary. The total cash compensation that Mr. Bryan is eligible to receive is above the market’s 75th percentile, according to information provided to the Compensation Committee by Cogent. For 2007, Mr. Bryan’s annual incentive bonus was based on Strata Directional Technology LLC, or Strata, meeting financial goals of EBITDA of $21.9 million for the year. Mr. Bryan received an annual incentive bonus of $231,250 for meeting such financial goals.
     In connection with his employment agreement, Mr. Bryan was awarded 112,500 shares of restricted stock for 2007. This equity grant was awarded to Mr. Bryan for being the highest performing named executive officer in 2007. Despite losing 19 directional drillers in 2007, his division maintained EBITDA and revenue targets and had the highest return on capital employed. In addition, the Compensation Committee considered the high performance of Strata, over the past five years. In 2003 Strata had revenues of $16.0 million and EBITDA of $1.4 million. Under the leadership of Mr. Bryan, in 2007 Strata had increased its revenues to $96 million with EBITDA of $21.9 million. Strata also has the highest return on capital employed among all of our business segments. The size of Mr. Bryan’s equity award in comparison to those made to other named executive officers for 2007, other than the chief executive officer, is a reflection of Mr. Bryan’s exceptional performance during 2007.
Senior Vice President—Oilfield Services
     We entered into a new employment agreement with Mr. Keane in July 2007 and increased his salary from $175,000 to $225,000, which represented a 29% increase in his annual base salary. Mr. Keane’s 2007 compensation is based upon his service as President of AirComp LLC. In January 2008, Mr. Keane was promoted to Senior Vice President – Oilfield Services and his salary was increased to $250,000. The increase positioned Mr. Keane’s salary between the market median and the 75th percentile. In April 2008, Mr. Keane’s employment agreement was amended to reflect his new position and his salary was increased to $275,000.
     The agreement also provides Mr. Keane the opportunity to earn an annual incentive bonus equal to 100% of his base salary. The total cash compensation that Mr. Keane is eligible to receive is above the market’s 75th percentile according to information provided to the Compensation Committee by Cogent. For 2007, Mr. Keane’s annual incentive bonus was based on AirComp LLC meeting financial goals of EBITDA of $16.1 million for the year. Mr. Keane received an annual incentive bonus of $156,250 for meeting such financial goals.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 9, 2008.

/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Munawar H. Hidayatallah	Chairman and Chief Executive Officer	July 9, 2008
Munawar H. Hidayatallah	(Principle Executive Officer)

/s/ Victor M. Perez	Chief Financial Officer	July 9, 2008
Victor M. Perez	(Principal Financial Officer)

/s/ Bruce Sauers	Chief Accounting Officer	July 9, 2008
Bruce Sauers	(Principal Accounting Officer)

/s/ Ali H. M. Afdhal	Director	July 9, 2008
Ali H. M. Afdhal

Director
Alejandro P. Bulgheroni

Director
Carlos A. Bulgheroni

/s/ Victor F. Germack	Director	July 9, 2008
Victor F. Germack

/s/ James M. Hennessy	Director	July 9, 2008
James M. Hennessy

/s/ John E. McConnaughy, Jr.	Director	July 9, 2008
John E. McConnaughy, Jr.

/s/ Robert E. Nederlander	Director	July 9, 2008
Robert E. Nederlander

/s/ Zane Tankel	Director	July 9, 2008
Zane Tankel

/s/ Leonard Toboroff	Director	July 9, 2008
Leonard Toboroff

EXHIBIT INDEX

Exhibit	Description

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