Form 10-Q
period 2008-09-30
Allis Chalmers Energy Inc.
filed 2008-11-04
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 28, 2008 there were 35,513,739 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$6,810	$43,693
Trade receivables, net	159,231	130,094
Inventories	35,816	32,209
Prepaid expenses and other	15,516	11,898

Total current assets	217,373	217,894

Property and equipment, net	694,040	626,668
Goodwill	137,548	138,398
Other intangible assets, net	30,670	35,180
Debt issuance costs, net	12,774	14,228
Note receivable	40,000	—
Other assets	41,472	21,217

Total assets	$1,173,877	$1,053,585

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$8,819	$6,434
Trade accounts payable	54,054	37,464
Accrued salaries, benefits and payroll taxes	20,063	15,283
Accrued interest	6,974	17,817
Accrued expenses	32,519	20,545

Total current liabilities	122,429	97,543

Long-term debt, net of current maturities	560,960	508,300
Deferred income taxes	35,680	30,090
Other long-term liabilities	2,641	3,323

Total liabilities	721,710	639,256

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, no shares issued)	—	—
Common stock, $0.01 par value (100,000,000 shares authorized; 35,513,739 issued and outstanding at September 30, 2008 and 35,116,035 issued and outstanding at December 31, 2007)	355	351
Capital in excess of par value	333,009	326,095
Retained earnings	118,803	87,883

Total stockholders’ equity	452,167	414,329

Total liabilities and stockholders’ equity	$1,173,877	$1,053,585

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$178,265	$147,881	$494,582	$427,143

Cost of revenues
Direct costs	117,609	89,120	321,841	249,943
Depreciation	15,601	13,168	45,328	37,232

Gross margin	45,055	45,593	127,413	139,968

General and administrative	15,161	13,456	44,082	41,729
Gain on asset dispositions	(166)	—	(166)	(8,868)
Amortization	1,027	989	3,214	3,015

Income from operations	29,033	31,148	80,283	104,092

Other income (expense):
Interest expense	(12,166)	(11,805)	(36,243)	(37,671)
Interest income	1,457	851	4,147	2,718
Other	115	32	591	308

Total other income (expense)	(10,594)	(10,922)	(31,505)	(34,645)

Income before income taxes	18,439	20,226	48,778	69,447

Provision for income taxes	(6,127)	(7,239)	(17,858)	(24,791)

Net income	$12,312	$12,987	$30,920	$44,656

Net income per common share:
Basic	$0.35	$0.37	$0.88	$1.32
Diluted	$0.35	$0.37	$0.87	$1.29

Weighted average shares outstanding:
Basic	35,156	34,784	35,004	33,934
Diluted	35,551	35,286	35,455	34,512
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$30,920	$44,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,542	40,247
Amortization and write-off of deferred financing fees	1,563	2,686
Stock-based compensation	6,212	2,132
Allowance for bad debts	1,505	441
Deferred taxes	4,315	3,142
Gain on sale of property and equipment	(1,206)	(1,085)
Gain on asset dispositions	(166)	(8,868)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivable	(30,642)	(36,801)
(Increase) in inventories	(6,961)	(4,998)
Decrease in prepaid expenses and other current assets	544	10,551
(Increase) decrease in other assets	(2,271)	173
Increase in trade accounts payable	16,590	1,326
(Decrease) in accrued interest	(10,843)	(5,093)
Increase in accrued expenses	12,083	9,957
Increase in accrued salaries, benefits and payroll taxes	4,780	2,412
(Decrease) in other long-term liabilities	(682)	(68)

Net Cash Provided By Operating Activities	74,283	60,810

Cash Flows from Investing Activities:
Investment in note receivable	(40,000)	—
Deposits on asset commitments	(9,219)	—
Acquisition of businesses, net of cash received	—	(12,860)
Purchase of investment interests	(5,763)	(498)
Proceeds from sale of property and equipment	6,004	5,988
Proceeds from asset dispositions	3,000	16,250
Purchase of property and equipment	(117,835)	(86,087)

Net Cash Used In Investing Activities	(163,813)	(77,207)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	—	100,055
Proceeds from exercises of options	633	3,252
Proceeds from long-term debt	20,001	250,000
Net borrowings under line of credit	38,500	—
Payments on long-term debt	(6,451)	(307,542)
Tax benefits on stock-based compensation plans	73	1,559
Debt issuance costs	(109)	(7,581)

Net Cash Provided By Financing Activities	52,647	39,743

Net change in cash and cash equivalents	(36,883)	23,346

Cash and cash equivalents at beginning of year	43,693	39,745

Cash and cash equivalents at end of period	$6,810	$63,091

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
On January 29, 2008, we created the positions of Senior Vice President – Oilfield Services and Senior Vice President – Rental Services. In conjunction with this organizational change, we reviewed the presentation of our reporting segments during the first quarter of 2008. Based on this review, we determined that our operational performance would be segmented and reviewed by the Oilfield Services, Drilling and Completion and Rental Services segments. The Oilfield Services segment includes our underbalanced drilling, directional drilling, tubular services and production services operations. The Drilling and Completion segment includes our international drilling operations. As a result, we realigned our financial reporting segments and now report the following operations as separate, distinct reporting segments: (1) Oilfield Services, (2) Drilling and Completion and (3) Rental Services. Our historical segment data previously reported for the three and nine months ended September 30, 2007 and year ended December 31, 2007 have been restated to conform to the new presentation (see Note 11).

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. The objective of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We will adopt FSP SFAS 142-3 on January 1, 2009 and have not yet determined the impact, if any, on our financial statements.
NOTE 2 – ASSET DISPOSITIONS
Effective August 1, 2008, we sold our drill pipe tong manufacturing assets for approximately $7.5 million. We received cash of approximately $2.0 million at the time of sale, a 90-day note for $1.0 million and a 10-year non-interest bearing note for $4.5 million. Repayment on the 10-year note is tied to various performance targets and we have assigned a fair value of approximately $3.1 million to this note. We reported a gain of approximately $166,000 on this transaction. The assets sold represented a small portion of our Oilfield Services segment.
On June 29, 2007, we sold our capillary tubing units and related equipment for approximately $16.3 million. We reported a gain of approximately $8.9 million on this transaction. The assets sold represented a small portion of our Oilfield Services segment.
NOTE 3 – STOCK-BASED COMPENSATION
We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. We estimated forfeiture rates for the first nine months of 2008 and 2007 based on our historical experience.
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
Our net income for the three months ended September 30, 2008 and 2007 includes approximately $1.8 million and $1.0 million, respectively, of compensation costs related to share-based payments. Our net income for the nine months ended September 30, 2008 and 2007 includes approximately $6.2 million and $2.1 million, respectively, of compensation costs related to share-based payments. As of September 30, 2008, there is $1.7 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $230,000 to be recognized over the remainder of 2008, and approximately $918,000 and $532,000 to be recognized during the years ended 2009 and 2010, respectively.
A summary of our stock option activity and related information is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at December 31, 2007	986,763	$10.77
Granted	—	—
Canceled	(7,328)	10.53
Exercised	(71,703)	8.83

Outstanding at September 30, 2008	907,732	10.93	7.21	$3.59

Exercisable at September 30, 2008	731,732	$8.30	6.82	$3.59

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2008 was $64,000 and $542,000, respectively. The total cash received from option exercises during the three months and nine months ended September 30, 2008 was $24,000 and $633,000, respectively.
No options were granted during the nine months ended September 30, 2008. The following summarizes the assumptions used for the options granted in the three and nine months ended September 30, 2007 Black-Scholes model:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2007	2007
Expected dividend yield	—	—
Expected price volatility	66.17%	66.21%
Risk free interest rate	4.82%	4.81%
Expected life of options	5 years	5 years
Weighted average fair value of options granted at market value	$12.90	$12.86
Restricted stock awards, or RSAs, activity during the nine months ended September 30, 2008 were as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Nonvested at December 31, 2007	993,203	$17.45
Granted	97,667	16.76
Vested	(252,574)	17.06
Forfeited	—	—

Nonvested at September 30, 2008	838,296	$17.49

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. As of September 30, 2008, there was $10.0 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $1.4 million to be recognized over the remainder of 2008, and approximately $5.6 million, $2.3 million, $528,000 and $209,000 to be recognized during fiscal years 2009, 2010, 2011 and 2012, respectively.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$12,312	$12,987	$30,920	$44,656

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	35,156	34,784	35,004	33,934

Effect of potentially dilutive common shares:
Warrants and employee and director stock options and restricted shares	395	502	451	578

Weighted average common shares outstanding and assumed conversions	35,551	35,286	35,455	34,512

Net income per common share
Basic	$0.35	$0.37	$0.88	$1.32

Diluted	$0.35	$0.37	$0.87	$1.29

Potentially dilutive securities excluded as anti-dilutive	786	905	776	1,031

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $137.5 million and $138.4 million at September 30, 2008 and December 31, 2007, respectively.  The decrease in the value of Goodwill and indefinite-lived intangible assets is attributable to the value of assets sold in conjunction with the sale or our drill pipe tong manufacturing. Based on impairment testing performed during 2007 pursuant to the requirements of SFAS No. 142, these assets were not impaired.
Intangible assets with definite lives continue to be amortized over their estimated useful lives.  Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to ten years. Amortization of intangible assets for the three and nine months ended September 30, 2008 were $1.0 million and $3.2 million, respectively, compared to $989,000 and $3.0 million for the same periods last year.  At September 30, 2008, intangible assets totaled $30.7 million, net of $8.3 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
NOTE 6 – INVENTORIES
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Manufactured
Finished goods	$2,984	$2,198
Work in process	1,393	1,781
Raw materials	1,389	4,464

Total manufactured	5,766	8,443
Hammers	2,077	1,434
Drive pipe	549	420
Rental supplies	3,372	2,261
Chemicals and drilling fluids	3,753	3,236
Rig parts and related inventory	10,724	9,985
Coiled tubing and related inventory	2,272	1,014
Shop supplies and related inventory	7,303	5,416

Total inventories	$35,816	$32,209

NOTE 7 – NOTE RECEIVABLE
In January 2008, we invested $40.0 million in cash in BCH Ltd., or BCH, in the form of a 15% Convertible Subordinated Secured debenture with a maturity date of January 31, 2010. The debenture is convertible, at any time, at our option into 49% of the common equity of BCH. At the end of two years, we have the option to acquire the remaining 51% of BCH from its parent, BrazAlta Resources Corp., or BrazAlta, based on an independent valuation from a mutually acceptable investment bank. BrazAlta is a publicly traded Canadian-based international oil and gas corporation with operations in Brazil, Northern Ireland, and Canada (TSX.V:BRX).
In addition, we acquired 2,192,750 shares of BCH, or approximately 15% of the outstanding shares of BCH, in September 2008. We converted accrued interest on the debenture into 840,739 shares and paid $5.6 million in cash for the other 1,352,011 shares. BrazAlta owns the remaining 85% of BCH.
BCH is a Canadian-based oilfield services company engaged in contract drilling operations exclusively in Brazil. BCH has six drilling rigs under one to three year contracts with Petroleo Brasileiro S.A., and a contract for one service rig with BrazAlta for a term of three years.
NOTE 8 – DEBT
Our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior notes	$505,000	$505,000
Bank term loans	23,109	4,926
Revolving line of credit	38,500	—
Seller notes	1,250	2,350
Notes payable to former directors	32	32
Equipment and vehicle installment notes	—	595
Insurance premium financing	1,888	1,707
Obligations under non-compete agreements	—	110
Capital lease obligations	—	14

Total debt	569,779	514,734

Less: current maturities	8,819	6,434

Long-term debt obligations	$560,960	$508,300

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
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and has a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to the Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of September 30, 2008. The credit agreement loan rates are based on prime or LIBOR plus a margin. The interest rate was 4.6% at September 30, 2008. The outstanding amount as of September 30, 2008 and December 31, 2007, was $38.5 million and $0, respectively.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from two to five years. The weighted average interest rates were 5.1% and 6.7% at September 30, 2008 and December 31, 2007, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of September 30, 2008 and December 31, 2007 were $3.1 million and $4.9 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility will be used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The facility is available for borrowings until December 31, 2008. Each drawdown shall be repaid over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of September 30, 2008. The bank loan rates are based on LIBOR plus a margin. The interest rate was 6.7% at September 30, 2008. The bank loans are denominated in U.S. dollars and the outstanding amount as of September 30, 2008 was $20.0 million.
Notes payable
In connection with the acquisition of Rogers Oil Tool Services, Inc., we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker Directional, Inc., we issued to the seller a note in the amount of $350,000. The interest rate on the note was 8.25% and was repaid on June 29, 2008. In connection with the acquisition of Diggar Tools, LLC, we issued to the seller a note in the amount of $750,000. The interest rate on the note was 6.0% and was repaid on July 28, 2008. In connection with the acquisition of Rebel Rentals, Inc., we issued to the sellers notes in the aggregate amount of $500,000. The notes bear interest at 5.0% and were paid October 29, 2008.
In 2000 we compensated directors, including current directors Nederlander and Toboroff, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At September 30, 2008 and December 31, 2007, the principal and accrued interest on these notes totaled approximately $32,000.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
We had various equipment and vehicle financing loans with interest rates ranging from 8.3% to 8.7% and two year terms. As of September 30, 2008 and December 31, 2007, the outstanding balances for equipment and vehicle financing loans were $0 and $595,000, respectively.
In April and August 2007, we obtained insurance premium financings in the aggregate amount of $4.4 million with a fixed weighted average interest rate of 5.9%. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $1.7 million as of September 30, 2008 and December 31, 2007, respectively. In April and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a weighted average interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $1.9 million as of September 30, 2008.
Other debt
In connection with the purchase of Capcoil Tubing Services, Inc., we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We were required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at September 30, 2008 and December 31, 2007 were $0 and $110,000, respectively.
We also had various capital leases with terms that expired in 2008. As of September 30, 2008 and December 31, 2007, amounts outstanding under capital leases were $0 and $14,000, respectively.
NOTE 9 – STOCKHOLDERS’ EQUITY
We had options exercised in the first nine months of 2008, which resulted in 71,703 shares of our common stock being issued for approximately $633,000. We recognized approximately $6.2 million of compensation expense related to share-based payments in the first nine months of 2008 that was recorded as capital in excess of par value (see Note 3). We also recorded approximately $73,000 of tax benefit related to our stock compensation plans for the nine months ended September 30, 2008.
NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and revolving credit facility and (iii) the subsidiaries that are not guarantors of the senior notes and revolving credit facility (in thousands, except for share and per share amounts).

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$5,637	$1,173	$—	$6,810
Trade receivables, net	—	96,251	62,988	(8)	159,231
Inventories	—	18,246	17,570	—	35,816
Intercompany receivables	23,675	—	—	(23,675)	—
Note receivable from affiliate	17,297	—	—	(17,297)	—
Prepaid expenses and other	7,742	4,126	3,648	—	15,516

Total current assets	48,714	124,260	85,379	(40,980)	217,373
Property and equipment, net	—	489,567	204,473	—	694,040
Goodwill	—	136,025	1,523	—	137,548
Other intangible assets, net	517	30,122	31	—	30,670
Debt issuance costs, net	12,774	—	—	—	12,774
Note receivable from affiliates	13,428	—	—	(13,428)	—
Investments in affiliates	892,308	—	—	(892,308)	—
Note receivable	40,000	—	—	—	40,000
Other assets	9,830	26,510	5,132	—	41,472

Total Assets	$1,017,571	$806,484	$296,538	$(946,716)	$1,173,877

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$782	$2,388	$5,649	$—	$8,819
Trade accounts payable	—	22,491	31,571	(8)	54,054
Accrued salaries, benefits and payroll taxes	—	4,767	15,296	—	20,063
Accrued interest	6,780	23	171	—	6,974
Accrued expenses	973	16,641	14,905	—	32,519
Intercompany payables	—	380,208	1,185	(381,393)	—
Note payable to affiliate	—	—	17,297	(17,297)	—

Total current liabilities	8,535	426,518	86,074	(398,698)	122,429
Long-term debt, net of current maturities	543,500	—	17,460	—	560,960
Note payable to affiliate	—	—	13,428	(13,428)	—
Deferred income taxes	13,369	13,695	8,616	—	35,680
Other long-term liabilities	—	75	2,566	—	2,641

Total liabilities	565,404	440,288	128,144	(412,126)	721,710

Commitments and contingencies

Stockholders’ Equity
Common stock	355	3,526	42,963	(46,489)	355
Capital in excess of par value	333,009	167,508	74,969	(242,477)	333,009
Retained earnings	118,803	195,162	50,462	(245,624)	118,803

Total stockholders’ equity	452,167	366,196	168,394	(534,590)	452,167

Total liabilities and stockholders’ equity	$1,017,571	$806,484	$296,538	$(946,716)	$1,173,877

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$283,961	$210,640	$(19)	$494,582

Cost of revenues
Direct costs	—	158,887	162,973	(19)	321,841
Depreciation	—	35,070	10,258	—	45,328

Gross margin	—	90,004	37,409	—	127,413

General and administrative	5,480	30,814	7,788	—	44,082
Gain on asset dispositions	—	(166)	—	—	(166)
Amortization	35	3,154	25	—	3,214

Income (loss) from operations	(5,515)	56,202	29,596	—	80,283

Other income (expense):
Equity earnings in affiliates, net of tax	67,898	—	—	(67,898)	—
Interest, net	(31,520)	62	(638)	—	(32,096)
Other	57	97	437	—	591

Total other income (expense)	36,435	159	(201)	(67,898)	(31,505)

Net income (loss)before income taxes	30,920	56,361	29,395	(67,898)	48,778

Provision for income taxes	—	(7,329)	(10,529)	—	(17,858)

Net income (loss)	$30,920	$49,032	$18,866	$(67,898)	$30,920

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$100,510	$77,761	$(6)	$178,265

Cost of revenues
Direct costs	—	57,642	59,973	(6)	117,609
Depreciation	—	11,903	3,698	—	15,601

Gross margin	—	30,965	14,090	—	45,055

General and administrative	1,590	10,826	2,745	—	15,161
Gain on asset dispositions	—	(166)	—	—	(166)
Amortization	12	1,007	8	—	1,027

Income (loss) from operations	(1,602)	19,298	11,337	—	29,033

Other income (expense):
Equity earnings in affiliates, net of tax	24,198	—	—	(24,198)	—
Interest, net	(10,299)	2	(412)	—	(10,709)
Other	15	73	27	—	115

Total other income (expense)	13,914	75	(385)	(24,198)	(10,594)

Net income (loss)before income taxes	12,312	19,373	10,952	(24,198)	18,439

Provision for income taxes	—	(2,880)	(3,247)	—	(6,127)

Net income (loss)	$12,312	$16,493	$7,705	$(24,198)	$12,312

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2008 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$30,920	$49,032	$18,866	$(67,898)	$30,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	38,224	10,283	—	48,542
Amortization and write-off of deferred financing fees	1,563	—	—	—	1,563
Stock based compensation	6,212	—	—	—	6,212
Allowance for bad debts	—	1,505	—	—	1,505
Equity earnings in affiliates	(67,898)	—	—	67,898	—
Deferred taxes	4,708	(108)	(285)	—	4,315
Gain on sale of property and equipment	—	(1,097)	(109)	—	(1,206)
Gain on asset dispositions	—	(166)	—	—	(166)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(14,627)	(16,015)	—	(30,642)
(Increase) in inventories	—	(5,901)	(1,060)	—	(6,961)
(Increase) decrease in prepaid expenses and other current assets	(8)	1,319	(767)	—	544
(Increase) decrease in other assets	(4,073)	1,034	768	—	(2,271)
Increase in trade accounts payable	—	5,673	10,917	—	16,590
(Decrease) increase in accrued interest	(10,929)	(10)	96	—	(10,843)
(Decrease) increase in accrued expenses	(687)	9,623	3,147	—	12,083
Increase in accrued salaries, benefits and payroll taxes	—	1,055	3,725	—	4,780
(Decrease) in other long- term liabilities	(31)	(167)	(484)	—	(682)

Net Cash Provided By (Used In) Operating Activities	(40,188)	85,389	29,082	—	74,283

Cash Flows from Investing Activities:
Notes receivable from affiliates	(6,075)	—	—	6,075	—
Investment in note receivable	(40,000)	—	—	—	(40,000)
Deposits on asset commitments	—	(19,544)	10,325	—	(9,219)
Purchase of investment interests	(5,742)	(21)	—	—	(5,763)
Proceeds from sale of property and equipment	—	5,738	266	—	6,004
Proceeds from asset disposition	—	3,000	—	—	3,000
Purchase of property and equipment	—	(52,560)	(65,275)	—	(117,835)

Net Cash Provided By (Used in) Investing Activities	(51,817)	(63,387)	(54,684)	6,075	(163,813)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2008 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	52,908	—	—	(52,908)	—
Accounts payable to affiliates	—	(52,908)	—	52,908	—
Note payable to affiliate	—	—	6,075	(6,075)	—
Proceeds from exercises of options	633	—	—	—	633
Proceeds from long-term debt	—	—	20,001	—	20,001
Net borrowing under line of credit	38,500	—	—	—	38,500
Payments on long-term debt	—	(4,633)	(1,818)	—	(6,451)
Tax benefit on stock-based compensation plans	73	—	—	—	73
Debt issuance costs	(109)	—	—	—	(109)

Net Cash Provided By (Used In) Financing Activities	92,005	(57,541)	24,258	(6,075)	52,647

Net change in cash and cash equivalents	—	(35,539)	(1,344)	—	(36,883)
Cash and cash equivalents at beginning of year	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of period	$—	$5,637	$1,173	$—	$6,810

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2007 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$266,883	$160,295	$(35)	$427,143

Cost of revenues
Direct costs	—	134,492	115,486	(35)	249,943
Depreciation	—	28,929	8,303	—	37,232

Gross margin	—	103,462	36,506	—	139,968

General and administrative	1,856	33,486	6,387	—	41,729
Gain on asset dispositions	—	(8,868)	—	—	(8,868)
Amortization	35	2,955	25	—	3,015

Income from operations	(1,891)	75,889	30,094	—	104,092

Other income (expense):
Equity earnings in affiliates, net of tax	82,864	—	—	(82,864)	—
Interest, net	(36,356)	2,364	(961)	—	(34,953)
Other	39	224	45	—	308

Total other income (expense)	46,547	2,588	(916)	(82,864)	(34,645)

Net income before income taxes	44,656	78,477	29,178	(82,864)	69,447

Provision for income taxes	—	(15,069)	(9,722)	—	(24,791)

Net income	$44,656	$63,408	$19,456	$(82,864)	$44,656

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income	$44,656	$63,408	$19,456	$(82,864)	$44,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	31,884	8,328	—	40,247
Amortization and write-off of deferred financing fees	2,686	—	—	—	2,686
Stock-based compensation	2,132	—	—	—	2,132
Allowance for bad debts	—	441	—	—	441
Equity earnings in affiliates	(82,864)	—	—	82,864	—
Deferred taxes	2,907	—	235	—	3,142
Gain on sale of property and equipment	—	(1,011)	(74)	—	(1,085)
Gain on asset dispositions	—	(8,868)			(8,868)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(21,966)	(14,835)	—	(36,801)
(Increase) in inventories	—	(4,022)	(976)	—	(4,998)
(Increase) decrease in prepaid expenses and other current assets	286	11,570	(1,305)	—	10,551
(Increase) decrease in other assets	234	(22)	(39)	—	173
(Decrease) increase in trade accounts payable	(31)	(1,482)	2,839	—	1,326
(Decrease) increase in accrued interest	(5,050)	15	(58)	—	(5,093)
Increase in accrued expenses	297	6,729	2,931	—	9,957
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(710)	3,122	—	2,412
(Decrease) in other long- term liabilities	(21)	(47)	—	—	(68)

Net Cash Provided By (Used In) Operating Activities	(34,733)	75,919	19,624	—	60,810

Cash Flows from Investing Activities:
Notes receivable from affiliates	1,540	—	—	(1,540)	—
Acquisition of businesses, net of cash received	—	(12,860)	—	—	(12,860)
Purchase of investment interests	—	(498)	—	—	(498)
Proceeds from asset disposition	—	16,250	—	—	16,250
Proceeds from sale of property and equipment	—	5,910	78	—	5,988
Purchase of property and equipment	—	(69,212)	(16,875)	—	(86,087)

Net Cash Provided By (Used in) Investing Activities	1,540	(60,410)	(16,797)	(1,540)	(77,207)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2007 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Proceeds from long-term debt	250,000	—	—	—	250,000
Payments on long-term debt	(300,000)	(4,942)	(2,600)	—	(307,542)
Accounts receivable from affiliates	(14,092)	—	—	14,092	—
Accounts payable to affiliates	—	12,924	1,168	(14,092)	—
Note payable to affiliate	—	—	(1,540)	1,540	—
Proceeds from issuance of common stock	100,055	—	—	—	100,055
Proceeds from exercises of options and warrants	3,252	—	—	—	3,252
Tax benefits on stock plans	1,559	—	—	—	1,559
Debt issuance costs	(7,581)	—	—	—	(7,581)

Net Cash Provided By (Used In) Financing Activities	33,193	7,982	(2,972)	1,540	39,743

Net change in cash and cash equivalents	—	23,491	(145)	—	23,346
Cash and cash equivalents at beginning of year	—	37,769	1,976	—	39,745

Cash and cash equivalents at end of period	$—	$61,260	$1,831	$—	$63,091

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
NOTE 11 – SEGMENT INFORMATION
On January 29, 2008, we created the positions of Senior Vice President – Oilfield Services and Senior Vice President – Rental Services. In conjunction with this organizational change, we reviewed the presentation of our reporting segments during the first quarter of 2008. Based on this review, we determined that our operational performance would be segmented and reviewed by the Oilfield Services, Drilling and Completion and Rental Services segments. The Oilfield Services segment includes our underbalanced drilling, directional drilling, tubular services and production services operations. The Drilling and Completion segment includes our international drilling operations. As a result, we realigned our financial reporting segments and now report the following operations as separate, distinct reporting segments: (1) Oilfield Services, (2) Drilling and Completion and (3) Rental Services. Our historical segment data previously reported for the three and nine months ended September 30, 2007 and year ended December 31, 2007 have been restated to conform to the new presentation.
All of the segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Oilfield Services	$73,390	$60,432	$209,946	$173,985
Drilling and Completion	77,761	58,546	210,640	160,295
Rental Services	27,114	28,903	73,996	92,863

	$178,265	$147,881	$494,582	$427,143

Operating Income (Loss):
Oilfield Services	$13,831	$11,782	$40,218	$44,069
Drilling and Completion	11,337	10,262	29,596	30,094
Rental Services	8,545	12,519	24,033	41,212
General corporate	(4,680)	(3,415)	(13,564)	(11,283)

	$29,033	$31,148	$80,283	$104,092

Depreciation and Amortization:
Oilfield Services	$6,101	$4,301	$17,692	$11,966
Drilling and Completion	3,706	2,880	10,283	8,328
Rental Services	6,699	6,841	20,163	19,592
General corporate	122	135	404	361

	$16,628	$14,157	$48,542	$40,247

Capital Expenditures:
Oilfield Services	$11,782	$15,615	$35,599	$37,469
Drilling and Completion	25,782	11,005	65,476	16,875
Rental Services	5,594	12,174	16,700	31,056
General corporate	14	112	60	687

	$43,172	$38,906	$117,835	$86,087

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

	As of
	September 30,	December 31,
	2008	2007
Goodwill:
Oilfield Services	$29,643	$30,493
Drilling and Completion	1,523	1,523
Rental Services	106,382	106,382

	$137,548	$138,398

Assets:
Oilfield Services	$334,052	$299,300
Drilling and Completion	316,281	235,020
Rental Services	445,013	454,216
General corporate	78,531	65,049

	$1,173,877	$1,053,585

Long Lived Assets:
United States	$673,991	$655,513
International	282,513	180,178

	$956,504	$835,691

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
United States	$96,600	$85,160	$269,542	$255,626
International	81,665	62,721	225,040	171,517

	$178,265	$147,881	$494,582	$427,143

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	September 30,
	2008	2007
Cash paid for interest and income taxes:
Interest	$45,904	$40,493
Income taxes	16,564	8,639

Non-cash financing activities:
Insurance premium financed	$2,995	$4,434
Note payable issued for acquisition of business	—	1,100

Non-cash transaction in connection with asset disposition:
Value on goodwill and other intangibles disposed	$2,246	$—
Value of inventory financed	509	—
Value of property and equipment disposed	337	—
Accrued expenses	10	—

Fair value of note receivable	$3,102	$—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
NOTE 13 – LEGAL MATTERS
We are named from time to time in legal proceedings related to our activities prior to our bankruptcy in 1988. However, we believe that we were discharged from liability for all such claims in the bankruptcy and believe the likelihood of a material loss relating to any such legal proceeding is remote.
We have been named as a defendant in three lawsuits in connection with our attempted merger with Bronco Drilling Company, Inc. We do not believe that the suits have any merit.
We are also involved in various other legal proceedings in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceeding is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled “Forward-Looking Statements” on page 38.
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
The number of working drilling rigs, typically referred to as the “rig count,” is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States increased from 862 as of December 31, 2002, to 1,782 as of December 31, 2007 and to 1,964 on October 24, 2008, according to the Baker Hughes rig count. Furthermore, directional and horizontal rig counts increased from 283 as of December 31, 2002 to 1,024 on October 24, 2008, which accounted for 32.8% and 52.1% of the total U.S. rig count, respectively. During the same period, however, the offshore Gulf of Mexico rig count decreased 35.2% to 70 rigs on October 24, 2008 compared to 108 rigs at December 31, 2002. Beginning in the second half of 2007 many oil and gas operators mobilized drilling rigs to the international markets.
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
Cyclical Nature of Equipment Rental and Services Industry
  The oilfield services industry is highly cyclical. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and the domestic supply and demand for natural gas. The peaks and valleys of demand are further apart than those of many other cyclical industries. This is primarily a result of the industry being driven by commodity demand and corresponding price increases. As demand increases, producers raise their prices. The price escalation enables producers to increase their capital expenditures. The increased capital expenditures ultimately result in greater revenues and profits for services and equipment companies. The increased capital expenditures also ultimately result in greater production, which historically has resulted in increased supplies and reduced prices.

Company Outlook
We believe the level of our revenues are sustainable dependent on a favorable oil and natural gas price environment, a stable rig count and the level of capital expenditures of our customers. All of our segments experienced an increase in revenues for the three months ended September 30, 2008 compared to the three months ended June 30, 2008, Drilling and Completion revenue increased $7.9 million, Oilfield Services increased $4.7 million and Rental Services increased $2.5 million. We expect our Rental Services revenues to continue to improve as we develop new markets for our equipment. Our gross margin for the three months ended September 30, 2008 compared to the three months ended June 30, 2008, increased $2.0 million for our Drilling and Completion segment, and increased $333,000 for our Oilfield Services segment while our Rental Services segment had a $184,000 decrease in gross margin. We believe the increases in margin for our Drilling and Completion and our Oilfield Services segments are sustainable as we project utilization of our equipment to remain strong for the remainder of 2008. We believe the decrease in our Rental Services segment gross margin was somewhat impacted by Hurricanes Gustav and Ike. We expect our general and administrative and amortization expenses to remain stable throughout the balance of 2008, absent any significant acquisitions. Our net interest expense is dependent upon our level of debt and cash on hand, which are principally dependent on acquisitions we complete, our capital expenditures and our cash flows from operations.
The sustainability and future growth in our gross margin is principally dependent on our level of revenues and the pricing environment of our services. In addition, our sustainability and the demand for our services is dependent upon our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices. Recent declines in both natural gas and oil prices may cause our customers to delay or curtail capital spending plans. In addition to the impact of the decline in natural gas prices on our customers’ capital expenditures and overall liquidity, the recent credit crisis may limit the availability of funds, and therefore lead to decreased capital expenditures for our customers.
The global financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. Although we do not expect the current economic climate to adversely affect our results for the fourth quarter of 2008, it is still too soon to predict to what extent current events will affect overall activity in 2009 and beyond, but a slowing in the rate of increase of customer spending is anticipated. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended global recession. A slowdown in economic activity caused by a recession would likely reduce demand for energy and result in lower oil and natural gas prices. Such a slowdown in economic activity would likely result in a corresponding decline in the demand for our equipment rental and other services, which could have a material adverse effect on our revenue and profitability. We are monitoring the credit worthiness of our customers, as well as outstanding receivable, in light of the current credit crisis.
In addition, many industry analysts are predicting a material decrease in the average rig count in the U.S. in 2009 due to the conditions in the credit markets, the economic slowdown and the decrease in natural gas prices. A significant decrease in the rig count will likely have an adverse impact on our operating results, particularly in the U.S. domestic market. We strive to mitigate cyclical risk through our international growth, by offering new equipment and technology to our customers and our focus on the U.S. land shale plays.
Results of Operations
In June 2007, we acquired all of the outstanding stock of Coker Directional, Inc., or Coker. In July 2007, we acquired all of the outstanding stock of Diggar Tools, LLC, or Diggar. In October 2007, we acquired all of the outstanding stock of Rebel Rentals, Inc., or Rebel. In November 2007, we acquired substantially all of the assets of Diamondback Oilfield Services, Inc., or Diamondback. We report the operations of Coker, Diggar, Rebel and Diamondback in our Oilfield Services segment. We consolidated the results of these acquisitions from the day they were acquired.
In June 2007, we sold our capillary assets and effective August 1, 2008 we sold our drill pipe tong manufacturing assets. Both of these asset groups were part of our Oilfield Services segment.
The foregoing transactions affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.

Comparison of Three Months Ended September 30, 2008 and 2007
Our revenues for the three months ended September 30, 2008 were $178.3 million, an increase of 20.5% compared to $147.9 million for the three months ended September 30, 2007. The increase in revenues is due to the increase in revenues in our Oilfield Services and Drilling and Completion segments, partly offset by a decrease in revenues in our Rental Services segment. Revenues increased in our Oilfield Services segment by $13.0 million in the third quarter of 2008 compared to the same period in the prior year due to our investment in new equipment in 2007 and in the first nine months of 2008, the opening of new operating locations and small acquisitions completed in the last half of 2007, which added downhole motors, measurement-while-drilling, or MWD tools, and directional drilling personnel. Revenues increased in our Drilling and Completion segment by $19.2 million in the third quarter of 2008 compared to the same period in the prior year due to increased pricing for our drilling and workover services in Argentina and the activation of eight new service rigs during the first quarter of 2008, two new service rigs during the second quarter of 2008 and six new service rigs and one drilling rig during the third quarter of 2008. Revenues decreased in our Rental Services segment by $1.8 million in the third quarter of 2008 compared to the same period in the prior year due to the decrease in rental services from the Gulf of Mexico and a more competitive pricing environment, which was partially offset by increased rental revenues from domestic land activity and new international contracts.
Our gross margin for the quarter ended September 30, 2008 was $45.1 million, or 25.3% of revenues, compared to $45.6 million, or 30.8% of revenues, for the three months ended September 30, 2007. The decrease in gross profit is principally due to the decrease in Rental Services revenue, which has a higher gross margin percentage than our other segments. Our gross margin also decreased due to the increase in depreciation expense. Depreciation expense increased 18.5% to $15.6 million for the third quarter of 2008 compared to $13.2 million for the third quarter of 2007 due to additional depreciable assets resulting from capital expenditures and acquisitions. The decrease in gross profit as a percentage of revenues is primarily due to the decrease in revenue contribution and a more competitive pricing environment in our Rental Services segment and, higher wages and the significant increase in our labor force and labor related expenses in connection with the delivery of new rigs prior to their activation in our Drilling and Completion segment. Finally, the gross margin percentage for our Oilfield Services segment was adversely impacted by hurricanes in the third quarter of 2008. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel.
General and administrative expense was $15.2 million in the three months ended September 30, 2008 compared to $13.5 million for the three months ended September 30, 2007. We recorded an expense of $1.8 million related to share-based compensation expense for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. During the quarter ended September 30, 2008, we recorded bad debt expense of $869,000 compared to $231,000 in the same period in the prior year. The additional bad debt expense was booked to reflect the age of certain receivables. We also recorded $600,000 of corporate bonus expense for the quarter ended September 30, 2008 compared to $3,000 for the same period of 2007. As a percentage of revenues, general and administrative expenses decreased to 8.5% in the third quarter of 2008 compared to 9.1% in the third quarter of 2007.
Effective August 1, 2008, we sold our drill pipe tong manufacturing assets that were acquired in our acquisition of Rogers Oil Tools, Inc., or Rogers, and that were part of our Oilfield Services segment. The total sale agreement was for $7.5 million. We recognized a gain of $166,000 related to the sale of these assets.
Amortization expense was $1.0 million in the three months ended September 30, 2008 compared to $989,000 in the three months ended September 30, 2007. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions in the later half of 2007.
Income from operations for the three months ended September 30, 2008 totaled $29.0 million, a decrease of 6.8% compared to income from operations of $31.1 million for the three months ended September 30, 2007, primarily due to the decrease in our gross margin in the third quarter of 2008 and the increase in our general and administrative expenses for the same period. Our income from operations as a percentage of revenues decreased to 16.3% for the third quarter of 2008, from 21.1% for the third quarter of 2007, due to the decrease in our gross margin as a percentage of revenues offset partially by the decrease in general and administrative expenses as a percentage of revenues.

Our net interest expense was $10.7 million in the three months ended September 30, 2008, compared to $11.0 million for the three months ended September 30, 2007. Net interest expense decreased in the third quarter of 2008 due to an increase in interest income offset in part by an increase in our average outstanding debt. Our net interest expense includes interest income of $1.5 million in the third quarter of 2008 from our $40.0 million 15% subordinated convertible debenture due from BCH Ltd. which closed on January 31, 2008.
Our provision for income taxes for the three months ended September 30, 2008 was $6.1 million, or 33.2% of our net income before income taxes, compared to $7.2 million, or 35.8% of our net income before income taxes for the three months ended September 30, 2007. The decrease in our effective tax rate is primarily attributable to our Drilling and Completion operations, which had an effective tax rate of 29.6% for the three months ended September 30, 2008 compared to 32.2% for three months ended September 30, 2007. This decrease in effective tax rate percentage is attributable to the impact of currency exchange rates of the taxing jurisdictions compared to the currency rate of the U.S. dollar.
We had net income of $12.3 million for the three months ended September 30, 2008, a decrease of 5.2% compared to net income of $13.0 million for the three months ended September 30, 2007.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)
Oilfield Services	$73,390	$60,432	$12,958	$13,831	$11,782	$2,049
Drilling and Completion	77,761	58,546	19,215	11,337	10,262	1,075
Rental Services	27,114	28,903	(1,789)	8,545	12,519	(3,974)
General corporate	—	—	—	(4,680)	(3,415)	(1,265)

Total	$178,265	$147,881	$30,384	$29,033	$31,148	$(2,115)

Oilfield Services
Revenues were $73.4 million for the three months ended September 30, 2008, an increase of 21.4% compared to $60.4 million in revenues for the three months ended September 30, 2007. Our Oilfield Services segment revenues for the third quarter of 2008 increased compared to the third quarter of 2007 due primarily to our investment in new equipment in 2007 and the first nine months of 2008, including air-drilling compressors, foam units, casing and tubing tools and coiled tubing units. Results in the Oilfield Services segment also improved due to small acquisitions completed in the last half of 2007, which added downhole motors, MWD tools and directional drillers and enabled us to expand our directional drilling business in the Northern Rocky Mountains, the Mid-Continent and Northeast areas. Income from operations increased to $13.8 million in the third quarter of 2008 compared to $11.8 million in the third quarter of 2007.
Drilling and Completion
Revenues for the quarter ended September 30, 2008 for the Drilling and Completion segment were $77.8 million, an increase of 32.8% compared to $58.5 million in revenues for the quarter ended September 30, 2007. Income from operations increased to $11.3 million in the third quarter of 2008 compared to $10.3 million in the third quarter of 2007. Our Drilling and Completion segment revenues increased in the third quarter of 2008 due to increased pricing for our drilling and workover services in Argentina and the activation of eight new service rigs during the first quarter of 2008, two new service rigs during the second quarter of 2008 and six new service rigs and one new drilling rig during the third quarter of 2008. Operating income as a percentage of revenues for the third quarter of 2008 decreased compared to the prior year. This was due primarily to higher wages, which included other payroll expenses, and the increase in administrative costs all relating to labor concessions in Argentina granted by the oil industry in the last half of 2007 and a significant increase in our labor force and labor-related expenses in connection with the delivery of new rigs prior to their activation.

Rental Services
Revenues for the quarter ended September 30, 2008 for the Rental Services segment were $27.1 million, a decrease from $28.9 million in revenues for the quarter ended September 30, 2007. Income from operations decreased to $8.5 million in the third quarter of 2008 compared to $12.5 million in the third quarter of 2007. Our Rental Services segment revenues and operating income for the third quarter of 2008 decreased compared to the prior year due primarily to a more competitive pricing environment, and a decrease in rental services from the Gulf of Mexico, offset in part by increased rental revenues from domestic land drilling and new international contracts.
General Corporate
General corporate expenses for the quarter ended September 30, 2008 were $4.7 million, an increase from $3.4 million for the three months ended September 30, 2007. We recorded an expense of $1.5 million related to share-based compensation expense at the general corporate level for the three months ended September 30, 2008 compared to $717,000 for the three months ended September 30, 2007. We also recorded $600,000 of corporate bonus expense for the quarter ended September 30, 2008 compared to $3,000 for the same period of 2007.
Comparison of Nine Months Ended September 30, 2008 and 2007
Our revenues for the nine months ended September 30, 2008 were $494.6 million, an increase of 15.8% compared to $427.1 million for the nine months ended September 30, 2007. The increase in revenues is due to the increase in revenues in our Oilfield Services and Drilling and Completion segments, partly offset by a decrease in revenues in our Rental Services segment. Revenues for the nine months ended September 30, 2008 increased in our Oilfield Services segment by $36.0 million compared to the same period in the prior year due to our investment in new equipment in 2007 and in 2008, the opening of new operating locations and small acquisitions completed in the last half of 2007 which added downhole motors, MWD tools and directional drilling personnel. Revenues for the nine months ended September 30, 2008 increased in our Drilling and Completion segment by $50.3 million compared to the same period in the prior year due to increased pricing for our drilling and workover services in Argentina and the activation of eight new service rigs during the first quarter of 2008, two new service rigs in the second quarter of 2008 and six new service rigs and one drilling rig during the third quarter of 2008. Revenues for the nine months ended September 30, 2008 decreased in our Rental Services by $18.9 million compared to the same period of the prior year, due to a more competitive pricing environment, and a decrease in rental services from the Gulf of Mexico.
Our gross margin for the nine months ended September 30, 2008 decreased to $127.4 million, or 25.8% of revenues, compared to $140.0 million, or 32.8%, of revenues for the nine months ended September 30, 2007. The decrease in gross profit is principally due to the decrease in Rental Services revenue. Our gross margin also decreased due to the increase in depreciation expense. The decrease in gross profit as a percentage of revenues is primarily due to the decrease in Rental Services revenues, the decrease in our gross margin percentage in our Drilling and Completion segment and the increase in depreciation expense. Depreciation expense increased 21.7% to $45.3 million for the first nine months of 2008 compared to $37.2 million for the first nine months of 2007 due to additional depreciable assets resulting from capital expenditures and acquisitions. The decrease in the gross margin percentage in our Drilling and Completion segment is due to higher wages and the impact of labor strikes and work slowdowns in the second quarter of 2008 as a result of the labor and political environment in Argentina and the significant increase in our labor force and labor related expenses in connection with the delivery of new rigs prior to their activation. Our cost of revenues consists principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel.
General and administrative expense was $44.1 million in the first nine months of 2008 compared to $41.7 million for the first nine months of 2007. We recorded an expense of $6.2 million related to share-based compensation expense for the nine months ended September 30, 2008 compared to $2.1 million for the nine months ended September 30, 2007. The amount of share-based compensation expense recorded in general and administrative expense was $6.2 million for the first nine months of 2008 and $2.0 million for the first nine months of 2007 with the balance being recorded as a direct cost. As a percentage of revenues, general and administrative expenses decreased to 8.9% in the first nine months of 2008 compared to 9.8% in the first nine months of 2007.
Effective August 1, 2008, we sold our drill pipe tong manufacturing assets that were acquired in our acquisition of Rogers and that were part of our Oilfield Services segment. The total sale agreement was for $7.5 million. We recognized a gain of $166,000 related to the sale of these assets. On June 29, 2007, we sold our capillary tubing assets that were part of our Oilfield Services segment. The total sale agreement was for $16.3 million in cash. We recognized a gain of $8.9 million related to the sale of these assets in the second quarter of 2007.

Amortization expense was $3.2 million in the first nine months of 2008 compared to $3.0 million in the first nine months of 2007. The increase in amortization expense is due to the amortization of intangible assets in connection with our acquisitions completed in the second half of 2007.
Income from operations for the nine months ended September 30, 2008 totaled $80.3 million, a decrease of 22.9% compared to income from operations of $104.1 million for the nine months ended September 30, 2007, reflecting the decrease in our gross margin, the $8.9 million gain from asset disposition in the second quarter of 2007 and increased general and administrative expenses. Our income from operations as a percentage of revenues decreased to 16.2% for the first nine months of 2008, from 24.4% for the first nine months of 2007, due to the $8.9 million asset sale gain in the second quarter of 2007 and the decrease in our gross margin as a percentage of revenues offset partially by the decrease in general and administrative expenses as a percentage of revenues.
Our net interest expense was $32.1 million in the first nine months of 2008, compared to $35.0 million for the first nine months of 2007. Interest expense decreased in the first nine months of 2008 due to an increase in interest income, offset in part by an increase in our average outstanding debt. Our net interest expense includes interest income of $4.0 million in the first nine months of 2008 from our $40.0 million 15% subordinated convertible debenture due from BCH Ltd. which closed on January 31, 2008. In January 2007, we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the bridge loan utilized to complete the acquisition of the assets of Oil & Gas Rental Services, Inc., or OGR, and for working capital. The bridge loan was outstanding until January 29, 2007 and had an average interest rate of 10.6%. Interest expense for the first nine months of 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan.
Our provision for income taxes for the nine months ended September 30, 2008 was $17.9 million, or 36.6% of our net income before income taxes, compared to $24.8 million, or 35.7% of our net income before income taxes for the nine months ended September 30, 2007. The increase in our effective tax rate is primarily attributable to our Drilling and Completion operations, which had an effective tax rate of 35.8% for the nine months ended September 30, 2008 compared to 33.3% for the nine months ended September 30, 2007. This increase in effective tax rate percentage is attributable to the impact of currency exchange rates of the taxing jurisdictions compared to the currency rate of the U.S. dollar, as our Drilling and Completion segment operates primarily in Argentina. The effective tax rate for U.S. operations was 37.8% for the nine months ended September 30, 2008 compared to 37.4% for the same period in the prior year with the increase attributed to permanent differences such as non-deductible meals and entertainment.
We had net income of $30.9 million for the nine months ended September 30, 2008, a decrease of 30.8% compared to net income of $44.7 million for the nine months ended September 30, 2007.
The following table compares revenues and income from operations for each of our business segments and loss of income for general corporate purposes. Income (loss) from operations consists of revenues less cost of revenues, general and administrative expenses, and depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands)
Oilfield Services	$209,946	$173,985	$35,961	$40,218	$44,069	$(3,851)
Drilling and Completion	210,640	160,295	50,345	29,596	30,094	(498)
Rental Services	73,996	92,863	(18,867)	24,033	41,212	(17,179)
General corporate	—	—	—	(13,564)	(11,283)	(2,281)

Total	$494,582	$427,143	$67,439	$80,283	$104,092	$(23,809)

Oilfield Services
Revenues were $209.9 million for the nine months ended September 30, 2008, an increase of 20.7% compared to $174.0 million in revenues for the nine months ended September 30, 2007. Our Oilfield Services segment revenues for the first nine months of 2008 increased compared to the first nine months of 2007 due primarily to our investment in new equipment in 2007 and in 2008, including air-drilling compressors, foam units, casing and tubing tools and coiled tubing units. Results in the Oilfield Services segment also improved due to small acquisitions completed in 2007, which added downhole motors, MWD tools and directional drillers, and enabled us to expand our directional drilling business in the Northern Rocky Mountains, the Mid-Continent and the Northeast areas. Income from operations decreased to $40.2 million in the first nine months of 2008 compared to $44.1 million in the first nine months of 2007 due to the $8.9 million gain on the sale of capillary assets recognized in the three months ended June 30, 2007. Without this gain in the prior year, operating income would have increased period over period for the reasons enumerated above.
Drilling and Completion
Revenues for the nine months ended September 30, 2008 for the Drilling and Completion segment were $210.6 million, an increase from $160.3 million in revenues for the nine months ended September 30, 2007. Our Drilling and Completion segment revenues increased in the first nine months of 2008 due to increased pricing for our drilling and workover services in Argentina and the activation of eight new service rigs during the first quarter of 2008, two new service rigs during the second quarter of 2008 and six new service rigs and one new drilling rig during the third quarter of 2008. Income from operations decreased to $29.6 million in the first nine months of 2008 compared to $30.1 million in the first nine months of 2007. The decrease in operating income was due primarily to higher wages, other payroll expenses and the increase in administrative costs, all relating to labor concessions in Argentina granted by the oil industry in the last half of 2007 and the impact of labor strikes and work slow-downs as a result of the labor and political environment in Argentina, which existed primarily during the second quarter of 2008. Additionally, operating income was also impacted by a significant increase in our labor force and labor-related expenses in connection with the delivery of new rigs prior to their activation.
Rental Services
Revenues for the nine months ended September 30, 2008 for the Rental Services segment were $74.0 million, a decrease from $92.9 million in revenues for the nine months ended September 30, 2007. Income from operations decreased to $24.0 million in the first nine months of 2008 compared to $41.2 million in the first nine months of 2007. Our Rental Services segment revenues and operating income for the first nine months of 2008 decreased compared to the prior year due primarily to a more competitive pricing environment and a decrease in rental services from the Gulf of Mexico.
General Corporate
General corporate expenses increased $2.3 million to $13.6 million for the nine months ended September 30, 2008 compared to $11.3 million for the nine months ended September 30, 2007. We recorded an expense of $5.3 million related to share-based compensation expense at the general corporate level for the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2007.
Liquidity and Capital Resources
Our on-going capital requirements arise primarily from our need to service our debt, complete acquisitions, acquire and maintain equipment, and fund our working capital requirements. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. We had cash and cash equivalents of $6.8 million at September 30, 2008 compared to $43.7 million at December 31, 2007.
Operating Activities
In the nine months ended September 30, 2008, our operating activities provided $74.3 million in cash. Net income for the nine months ended September 30, 2008 was $30.9 million. Non-cash expenses totaled $60.8 million during the first nine months of 2008, consisting of $48.5 million of depreciation and amortization, $4.3 million for deferred income taxes related to timing differences, $1.6 in amortization of deferred financing fees, $6.2 million from the expensing of stock based compensation, $1.5 million related to increases to the allowance for doubtful accounts receivables, less $1.3 million on the gain from asset disposals.

During the nine months ended September 30, 2008, changes in operating assets and liabilities used $17.4 million in cash, principally due to an increase of $30.6 million in accounts receivable, a decrease in accrued interest of $10.8 million, an increase of $7.0 million in inventories, an increase of $2.3 million in other assets, offset in part by an increase of $16.6 million in accounts payable, an increase of $4.8 million in accrued salaries, benefits and payroll taxes and an increase of $12.1 million in accrued expenses. Accounts receivable increased primarily due to the increase in our revenues in the first nine months of 2008. The decrease in accrued interest is due to the scheduled interest payments on our senior notes made in July and September. The increase in inventories is related to the additional supplies needed to support our increased revenue. The increase in other assets primarily relates to $4.0 million of interest income on our $40.0 million note receivable from BCH Ltd. offset by the sale of an investment in a partnership with a cost basis of $1.4 million and reductions of $756,000 of deferred mobilization costs and $217,000 of oil and natural gas investments. The increase in accounts payable can be attributed to additional expenses related to the growth of our Drilling and Completion segment’s rig fleet and our coiled tubing rig fleet. The increase in accrued salaries, benefits and payroll taxes is primarily related to a larger labor force and pay increases granted to our Drilling and Completion segment’s workers based in Argentina due to labor negotiations in 2008 compared to 2007. The increase in accrued expenses is primarily related to additional operational activities and new capital expenditures in all three of our segments.
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
During the nine months ended September 30, 2007, changes in operating assets and liabilities used $22.5 million in cash, principally due to an increase of $36.8 million in accounts receivable, an increase of $5.0 million in inventory, and a decrease of $5.1 million in accrued interest, offset in part by a decrease in other current assets of $10.6 million, an increase of $1.3 million in accounts payable, an increase of $10.0 million in accrued expenses and an increase in accrued salaries, benefits and payroll taxes of $2.4 million. Accounts receivable increased primarily due to the increase in our revenues in the first nine months of 2007. Other inventory increased primarily due to the build-up of inventory to meet the demands of increased activity levels in our Drilling and Completion segment. The decrease in accrued interest is due to the semi-annual payment of interest on our 9.0% senior notes. The decrease in other current assets is principally due to the collection of the working capital adjustment from the OGR acquisition of approximately $7.1 million in the first quarter of 2007. The increase in accounts payable, accrued expenses and accrued salaries, benefits and payroll taxes are attributed to additional expenses related to higher activity levels.
Investing Activities
During the nine months ended September 30, 2008, we used $163.8 million in investing activities, consisting of $117.8 million for capital expenditures, $40.0 million convertible subordinated secured note from BCH Ltd, $9.2 million for deposits on equipment purchases for our Drilling and Completion segment, $5.8 million for purchases of investment opportunities, offset by $9.0 million of proceeds from asset sales. Included in the $117.8 million for capital expenditures was $35.6 million for our Oilfield Services segment, including additional casing and tubing equipment and coiled tubing support equipment, $65.5 million for additional equipment in our Drilling and Completion segment and $16.7 million for drill pipe and other equipment used in our Rental Services segment. We made an investment of $5.6 million to acquire a 15% stock ownership in BCH, Ltd., which compliments our $40.0 million note receivable. We received $3.0 million from the sale of our drill pipe tong manufacturing assets and $6.0 million from asset sales in connection with items “lost in hole” or “damaged beyond repair” by our customers or other asset sales.
During the nine months ended September 30, 2007, we used $77.2 million in investing activities, consisting of $86.1 million for capital expenditures, $12.9 million for business acquisitions and $498,000 for oil and gas investments, offset by $22.2 million of proceeds from asset sales. Included in the $86.1 million for capital expenditures was $31.1 million for drill pipe and other equipment used in our Rental Services segment, $16.9 million for additional equipment in our Drilling and Completion segment, $37.5 million for our Oilfield Services segment, including additional equipment in our underbalanced drilling operations, additional coiled tubing equipment, additional casing and tubing equipment and additional MWD equipment. We received proceeds of $16.3 million from the sale of our capillary assets and $6.0 million from the proceeds from asset sales in connection with items “lost in hole” by our customers or other asset sales.

Financing Activities
During the nine months ended September 30, 2008, financing activities provided $52.6 million in cash. We received $38.5 million from net borrowings under our revolving line of credit and an additional $20.0 million in proceeds from long-term debt and repaid $6.5 million in borrowings under long-term debt facilities. Proceeds from the additional $20.0 million in long-term borrowing were used for a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The $6.5 million repayments of long-term debt facilities were scheduled repayments. We also received $633,000 in proceeds from the exercise of options and warrants. In addition, we financed our renewal of $3.0 million in insurance policy premiums in a non-cash transaction.
During the nine months ended September 30, 2007, financing activities provided $39.7 million in cash. We received $250.0 million in proceeds from long-term debt, repaid $307.5 million in borrowings under long-term debt facilities, including the repayment of the bridge loan, and paid $7.6 million in debt issuance costs. We also received $100.1 million from the issuance of our common stock in a public offering, net of expenses, along with $3.3 million in proceeds from the exercise of options and warrants. We recognized a tax benefit of $1.6 million related to our stock compensation plans.
At September 30, 2008, we had $569.8 million in outstanding indebtedness, of which $561.0 million was long-term debt and $8.8 million is due within one year.
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
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and has a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to the Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of September 30, 2008. The credit agreement loan rates are based on prime or LIBOR plus a margin. The interest rate was 4.6% at September 30, 2008. The outstanding amount as of September 30, 2008 and December 31, 2007, was $38.5 million and $0, respectively.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from two to five years. The weighted average interest rates were 5.1% and 6.7% at September 30, 2008 and December 31, 2007, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of September 30, 2008 and December 31, 2007 were $3.1 million and $4.9 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility will be used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The facility is available for borrowings until December 31, 2008. Each drawdown shall be repaid over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of September 30, 2008. The bank loan rates are based on LIBOR plus a margin. The interest rate was 6.7% at September 30, 2008. The bank loans are denominated in U.S. dollars and the outstanding amount as of September 30, 2008 was $20.0 million.

Notes payable
In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bears interest at 5.0% and is due April 3, 2009. In connection with the acquisition of Coker, we issued to the seller a note in the amount of $350,000. The interest rate on the note was 8.25% and was repaid on June 29, 2008. In connection with the acquisition of Diggar, we issued to the seller a note in the amount of $750,000. The interest rate on the note was 6.0% and was repaid on July 28, 2008. In connection with the acquisition of Rebel, we issued to the sellers notes in the aggregate amount of $500,000. The notes bear interest at 5.0% and were repaid October 29, 2008.
In 2000, we compensated directors, including current directors, who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. At September 30, 2008 and December 31, 2007, the principal and accrued interest on these notes totaled approximately $32,000.
We had various equipment and vehicle financing loans with interest rates ranging from 8.3% to 8.7% and two year terms. As of September 30, 2008 and December 31, 2007, the outstanding balances for equipment and vehicle financing loans were $0 and $595,000, respectively.
In April and August 2007, we obtained insurance premium financings in the aggregate amount of $4.4 million with a fixed weighted average interest rate of 5.9%. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $1.7 million as of September 30, 2008 and December 31, 2007, respectively. In April and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a weighted average interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 month and 11 month repayment schedules. The outstanding balance of these notes was approximately $1.9 million as of September 30, 2008.
Other debt
In connection with the purchase of Capcoil Tubing Services, Inc., we agreed to pay a total of $500,000 to two management employees in exchange for non-compete agreements. We were required to make annual payments of $110,000 through May 2008. Total amounts due under these non-compete agreements at September 30, 2008 and December 31, 2007 were $0 and $110,000, respectively.
We also had various capital leases with terms that expired in 2008. As of September 30, 2008 and December 31, 2007, amounts outstanding under capital leases were $0 and $14,000, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At September 30, 2008, we had a $90.0 million revolving line of credit with a maturity of April 2012 and we had borrowed $38.5 million on the facility and availability was further reduced by outstanding letters of credit of $6.8 million.
Capital Requirements
We have identified capital expenditure projects that will require approximately $30.0 million for the remainder of 2008, exclusive of any acquisitions. For 2009, we have placed orders to acquire four land drilling rigs that will require an additional outlay of approximately $41.5 million in cash. We believe that our cash generated from operations, cash available under our credit facilities, a new term credit facility for the rigs and cash on hand will provide sufficient funds for our identified projects.
We intend to pursue a growth strategy of increasing the scope of services through both internal growth and acquisitions. However, the current conditions in the credit markets and the outlook for the U.S. economy requires that we be very selective in committing to future capital expenditures and acquisitions. The acquisition of assets could require additional financing. We also expect to make capital expenditures to acquire and to maintain our existing equipment. Our performance and cash flow from operations will be determined by the demand for our services, which in turn are affected by our customers’ expenditures for oil and gas exploration and development, and industry perceptions and expectations of future oil and natural gas prices in the areas where we operate. We will need to refinance our existing debt facilities as they become due and provide funds for capital expenditures and acquisitions. To effect our expansion plans, we may require additional equity or debt financing. There can be no assurance that we will be successful in raising the additional debt or equity capital or that we can do so on terms that will be acceptable to us.

Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2008.
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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. The objective of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We will adopt FSP SFAS 142-3 on January 1, 2009 and have not yet determined the impact, if any, on our financial statements.
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
Interest Rate Risk.
Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt. We have approximately $61.6 million of adjustable rate debt with a weighted average interest rate of 5.3% at September 30, 2008.
For additional information regarding our long-term debt, see Note 8 of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I of this quarterly report.
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

As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
(b) Change in Internal Control Over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We continue to be subject to the risk factors previously disclosed in our “Risk Factors” in our 2007 Annual Report, as well as the following risk factor.
Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business may be adversely affected by industry and financial market conditions that are beyond our control.
We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may curtail spending thereby reducing demand for our services and equipment.
Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.
Recent adverse changes in capital markets have also caused a number of oil and natural gas producers to announce reductions in capital budgets for future periods.  Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and natural gas producers to make additional reductions to capital budgets in the future even if commodity prices remain at historically high levels.
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2008.

Allis-Chalmers Energy Inc. (Registrant)

/s/ Munawar H. Hidayatallah Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX
10.1	Mutual Termination and Release Agreement, dated August 8, 2008, by and among Allis-Chalmers Energy Inc., Elway Merger Sub LLC and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 8, 2008).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith