Form 10-K/A
period 2008-12-31
Allis Chalmers Energy Inc.
filed 2009-04-30
CIK 3982

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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d). Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 5, 2009 there were 35,687,288 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Explanatory Note
The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities Exchange Commission, or SEC, on March 9, 2009 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Allis-Chalmers Energy Inc. has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding Directors
Upon the closing of our acquisition of DLS Drilling, Logistics & Services Corporation, or DLS, in August 2006, we entered into an investors rights agreement, which provides, among other things, that the sellers of DLS have the right to designate two nominees for election to our board of directors. Effective upon the closing of the DLS acquisition, the DLS sellers (pursuant to their rights as set forth in the investors rights agreement) designated Alejandro P. Bulgheroni and Carlos A. Bulgheroni as nominees to the board. In accordance with the provisions of the investors rights agreement, the board appointed Alejandro P. Bulgheroni and Carlos A. Bulgheroni to the board upon receipt of the nominations and both directors have been re-elected every year since such appointment. Alejandro P. Bulgheroni and Carlos A. Bulgheroni are brothers. Effective April 7, 2009, Carlos A. Bulgheroni resigned as a member of the board of directors. At this time, the DLS sellers have not designated a replacement nominee for Carlos A Bulgheroni.
Set forth below is biographical information for each current director.

Name	Age	Director Since
Ali H. M. Afdhal	64	September 2006
Munir Akram	64	September 2008
Alejandro P. Bulgheroni	65	August 2006
Victor F. Germack	69	January 2005
James M. Hennessy	60	April 2007
Munawar H. Hidayatallah	64	May 2001
John E. McConnaughy, Jr.	79	May 2004
Robert E. Nederlander	76	May 1989
Zane Tankel	69	February 2007
Leonard Toboroff	76	May 1989
Ali H. M. Afdhal was appointed to our board of directors on September 12, 2006. Since 2001, Mr. Afdhal has operated and managed his family’s international and agricultural interests. Mr. Afdhal is a graduate of The Institute of Chartered Accountants in England and Wales.
Munir Akram was appointed to our board of directors on September 19, 2008. Mr. Akram served as the Ambassador of Pakistan to the United Nations from 1988 through 2008. Mr. Akram has represented Pakistan in numerous United Nations bodies and international conferences, including the Security Council, the Economic and Social Council, the Conference on Disarmament, the UN Conference on Trade and Development, and the World Trade Organization. From 1995 to 2002, Mr. Akram represented Pakistan as Permanent Representative to the United Nations in Geneva (1995-2002) and later in New York (2002-2008). Prior to that, he filled a number of important diplomatic positions, such as Deputy Foreign Secretary in Pakistan’s Ministry of Foreign Affairs (1992-1995); Ambassador of Pakistan to the European Community, Belgium and Luxembourg (1988-1992); Director for United Nations, Economic Cooperation and Policy Planning, Ministry of Foreign Affairs (1985-1988); and as Minister/Counselor in Pakistan’s Embassy to Japan (Tokyo, 1982-1985). Mr. Akram is a prolific writer and has lectured widely on various strategic, political and economic issues. In addition, Mr. Akram holds Masters of Arts and Bachelor of Law degrees from Karachi University.
Alejandro P. Bulgheroni was appointed to our board of directors on August 14, 2006. Mr. Bulgheroni has served as the Chairman of the Management Committee of Pan American Energy LLC, an oil and gas company, since November 1997. He also served as the Chairman of Bridas SAPIC from 1988 until 1997. He has served as Vice-Chairman and Executive Vice-President of Bridas Corporation since 1993. He also serves as Chairman, President and CEO of Associated Petroleum Investors Ltd., an international oil and gas holding company, as Chairman and President of Global Oilfield Holdings Ltd., as Chairman of Beusa Energy, Inc. and as President and CEO of Nuevo Manantial S.A and Agroland S.A.. Mr. Bulgheroni is a member of the Petroleum and Gas Argentine Institute and of the Society of Petroleum Engineers (USA), Vice-President of the Argentine Chamber of Hydrocarbons Producers (CEPH), Vice-President of the Argentine-Uruguayan Chamber of Commerce, Counselor of the Argentine Business Council for Sustainable Development (CEADS) and Vice-President of the Educando Foundation (Argentina). Mr. Bulgheroni is a graduate of the University of Buenos Aires with a degree in Industrial Engineering.

Victor F. Germack was appointed to our board of directors in January 2005. Mr. Germack has served since 1980 as President of Heritage Capital Corp., a company engaged in investment banking services. In addition, Mr. Germack formed, and since 2002 has been President of, RateFinancials Inc., a company that analyzes and ranks the financial reporting of U.S. public companies.
James M. Hennessy was appointed to our board of directors in April 2007. Mr. Hennessy served as President and Chief Executive Officer of ING Funds, a United States mutual fund business of ING Group, from 2001 through 2006. While with ING Funds, Mr. Hennessy oversaw approximately 216 mutual funds with an aggregate of approximately $92 billion in assets under management. From 2003 through 2007, Mr. Hennessy also served on the board of governors of the Investment Company Institute, which is the national trade association for the mutual fund industry, representing most of the industry’s assets. Mr. Hennessy is currently on the board of directors of Natural Lighting Company and Munder Capital Holdings, LLC and is a member of the advisory board of the law, science and technology LLM program of Arizona State University Law School. In addition, Mr. Hennessy has a law degree from New York University.
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
John E. McConnaughy, Jr. was appointed to our board of directors in May 2004. Mr. McConnaughy has served as Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company, since he founded it in 1985. His career includes positions of management with Westinghouse Electric and the Singer Company, as well as service as a director of numerous public and private companies. In addition, he previously served as Chairman and Chief Executive Officer of Peabody International Corp. and Chairman and Chief Executive Officer of GEO International Corp. He retired from Peabody in February 1986 and GEO in October 1992. Mr. McConnaughy currently serves on the boards of Wave Systems Corp. and Arrow Resources Development Inc.
Robert E. Nederlander has served as our director since May 1989. Mr. Nederlander served as our Chairman of the board of directors from May 1989 to 1993, and as our Vice Chairman of the board of directors from 1993 to 1996. Mr. Nederlander was a Director of Cendant Corp. from December 1997 and Chairman of the Corporate Governance Committee of Cendant Corp. from 2002 until he resigned in 2006 when he became a director of Realogy Corporation, a public company which was a spinoff from Cendant Corp. Mr. Nederlander resigned as a director of Realogy Corporation on April 10, 2007, when the company was sold. Mr. Nederlander was a director of HFS, Inc. from July 1995 to December 1997. Since November 1981, Mr. Nederlander has been President and/or Director of the Nederlander Organization, Inc., owner and operator of legitimate theaters in New York City. Since December 1998, Mr. Nederlander has been a managing partner of the Nederlander Company, LLC, operator of legitimate theaters outside New York City. Mr. Nederlander was Chairman of the board of directors of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 to September 2003 and was the Chief Executive Officer of such corporation from 1988 through April 1, 1993. Mr. Nederlander has been a limited partner and a director of the New York Yankees since 1973. Mr. Nederlander has been President of Nederlander Television and Film Productions, Inc. since October 1985. In addition, Mr. Nederlander was Chairman of the Board and Chief Executive Officer of Mego Financial Corp. from January 1988 to January 2002, when he sold his stock interest and resigned.
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

Leonard Toboroff has served as our director and Vice Chairman of the board of directors since May 1989 and served as our Executive Vice President from May 1989 until February 2002. Mr. Toboroff served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.) from April 1988 through October 2003, and he is also a director of Engex Corp, Novoste Corporation and Special Purpose Acquisition Corporation. Mr. Toboroff has been a practicing attorney continuously since 1961.
Information Regarding Executive Officers
The following table sets forth the names, ages and positions of each of our current executive officers, all of whom serve at the request of our board of directors and are subject to annual appointment by the board of directors:

Name	Age	Position

Munawar H. Hidayatallah	64	Chairman and Chief Executive Officer

Victor M. Perez	55	Chief Financial Officer

Theodore F. Pound III	54	General Counsel and Secretary

Bruce Sauers	45	Vice President and Corporate Controller

Terrence P. Keane	57	Senior Vice President—Oilfield Services

Mark C. Patterson	50	Senior Vice President—Rental Services

David K. Bryan	52	President and Chief Executive Officer of Strata Directional Technology LLC

Steven Collins	57	President of Allis-Chalmers Production Services LLC

Gary Edwards	57	President of Allis-Chalmers Tubular Services LLC

John A. Meyers	48	President of AirComp LLC
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
Theodore F. Pound III became our General Counsel in October 2004 and was elected Secretary in January 2005. For ten years prior to joining us, he practiced law with the law firm of Wilson, Cribbs & Goren, P.C., Houston, Texas. Mr. Pound has more than 27 years of experience in corporate law. Mr. Pound has represented us and managed each of our acquisitions beginning in 2001 when Allis-Chalmers moved into the oilfield services industry.

Bruce Sauers has served as our Vice President and Corporate Controller since July 2005. From January 2005 until July 2005, Mr. Sauers was Controller of Blast Energy Inc., an oilfield services company. From June 2004 until January 2005, Mr. Sauers worked as a financial consultant. From July 2003 until June 2004, Mr. Sauers served as controller for HMT, Inc., an above ground storage tank company. From February 2003 until July 2003, Mr. Sauers served as assistant controller at Todco, an offshore drilling contractor. Mr. Sauers has served in a financial management role for approximately 20 years.
Terrence P. Keane became Senior Vice President—Oilfield Services in January 2008. Prior to his promotion, Mr. Keane served as President and Chief Executive Officer of AirComp since its formation on July 1, 2003. In addition, Mr. Keane served as a consultant to M-I LLC in the area of compressed air drilling from July 2002 until June 2003. From March 1999 until June 2002, Mr. Keane served as Vice President and General Manager — Exploration, Production and Processing Services for Gas Technology Institute where Mr. Keane was responsible for all sales, marketing, operations and research and development in the exploration, production and processing business unit. For 15 years prior to joining the Gas Technology Institute, Mr. Keane held various positions with Smith International, Inc., Houston, Texas, most recently in the position of Vice President Worldwide Operations and Sales for Smith Tool.
Mark C. Patterson is Senior Vice President—Rental Services and President of Allis-Chalmers Rental Services LLC. Prior to such time, Mr. Patterson served as Executive Vice President of Sales and Business Development for Allis-Chalmers Rental Services LLC, organizing, managing and coordinating the sales effort for the company. Mr. Patterson also previously worked for Oil & Gas Rental Services, Inc. from August 1989 through December 2006 and has over 18 years experience in the rental service business and over 27 years experience in the oil and gas service sector of the oil and gas industry. While with Oil & Gas Rental Services, Inc., Mr. Patterson served as Vice President of Sales in Houston, managing the Houston sales and marketing efforts.
David K. Bryan has served as President and Chief Executive Officer of Strata Directional Drilling LLC, our directional drilling segment, since February 2005. Mr. Bryan served as Vice President of Strata from June 2002 until February 2005. From February 2002 to June 2002, he served as General Manager, and from May 1999 through February 2002, he served as Operations Manager of Strata. Mr. Bryan has been involved in the directional drilling sector since 1979.
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
John A. Meyers was appointed President of AirComp LLC in January 2008. Prior to such appointment, Mr. Meyers served as Vice President of Percussion Drilling Systems for AirComp LLC from November 2006. Mr. Meyers has also served in several managerial roles within the company that have included Engineering, Manufacturing and Product Management responsibilities. Mr. Meyers has over 25 years experience in the oilfield service industry including 20 years with Smith International and Halliburton where he had Field Engineering responsibilities for Roller Cone and PDC Bits, Directional Drilling, Down-hole Motors, MWD and Air Percussion tools. Mr. Meyers holds several US Patents pertaining to air hammers and bits and has written numerous industry papers on percussion drilling.

Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more of any class of our stock (“Reporting Persons”) are required from time to time to file with the SEC and the New York Stock Exchange reports of ownership and changes of ownership. Reporting Persons are required to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms and written representations received from Reporting Persons with respect to the fiscal year ended December 31, 2008, we believe that all filing requirements applicable to our officers, directors and greater than 10% stockholders have been met, except for a late Form 4 filing by Bruce Sauers in connection with the grant of restricted stock in December 2008, a late Form 4 filing by Zane Tankel in connection with the purchase of stock in February 2008, May 2008 and June 2008, a late Form 4 by Munawar H. Hidayatallah in connection with the vesting of performance shares in May 2008, a late Form 3 filing by Munir Akram in connection with being elected a director in September 2008, and a late Form 4 by Carlos A. Bulgheroni in connection with the grant of restricted stock in December 2008. In addition, John A. Meyers inadvertently omitted one transaction on his Form 3 for February 2008, which was reported on an amended Form 3 filed in March 2008.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all employees and directors of the Company and each of its subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. The purpose of the Code of Business Conduct and Ethics is: (i) to deter wrongdoing; (ii) to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) to promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the SEC or otherwise communicate to the public; (iv) to promote compliance with applicable governmental laws, rules and regulations; (v) to promote prompt internal reporting of violations of the code to an appropriate person; and (vi) to promote accountability for adherence to the code.
We will provide a copy of the Code of Business Conduct and Ethics without charge to any person upon request by writing our Corporate Secretary at 5075 Westheimer, Suite 890, Houston, Texas 77056. The Code of Business Conduct and Ethics is available on our website at www.alchenergy.com.
Audit Committee
The Audit Committee currently consists of four directors, Messrs. McConnaughy and Germack, who serve as Co-Chairmen, and Messrs. Hennessy and Nederlander. All of our Audit Committee members are “independent” under the applicable New York Stock Exchange, or NYSE, and SEC rules regarding audit committee membership. Our board of directors has determined that Mr. Germack qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee.
The Audit Committee assists our board of directors in fulfilling its oversight responsibility by overseeing and evaluating (i) the conduct of our accounting and financial reporting process and the integrity of our financial statements; (ii) the functioning of our systems of internal accounting and financial controls; (iii) the performance and independence of our internal audit function and (iv) the engagement, compensation, performance, qualifications and independence of our independent auditors.
The independent auditors have unrestricted access and report directly to the Audit Committee. The Audit Committee meets privately with, and has unrestricted access to, the independent auditors and all of our personnel.
Our board of directors has adopted a written Audit Committee charter. A copy of the Audit Committee charter is available on our website (www.alchenergy.com) and we will provide a copy free of charge to any stockholder who requests it by writing our Corporate Secretary at 5075 Westheimer, Suite 890, Houston, Texas 77056.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following section is intended to help our stockholders understand our executive compensation philosophy, objectives and policies and it is also intended to provide context for the compensation information (set forth in detail in the compensation tables and narrative discussion below) for the following persons, who are our “named executive officers” as defined by the SEC, for the fiscal year ended December 31, 2008:
•	Munawar H. Hidayatallah — Chairman and Chief Executive Officer
•	Victor M. Perez — Chief Financial Officer

•	David K. Bryan — President and Chief Executive Officer of Strata Directional Technology LLC
•	Terrence P. Keane — Senior Vice President — Oilfield Services
•	Mark C. Patterson — Senior Vice President — Rental Services
Executive Compensation Philosophy
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

•
Executive interests should be aligned with those of our stockholders— The value of our executive compensation programs should generally vary as our stockholders interests increase or decrease in value. Through the use of performance related annual incentives, stock option grants, and restricted stock grants, we attempt to align the long-term interests of our executives with those of our stockholders by linking a portion of executive compensation to our long-term financial performance.

•
Compensation programs should motivate executives to stay with us over the long-term— In addition to providing compensation that is competitive with the market, we attempt to provide incentive for our executives to stay with the company. We use time vested option and restricted stock awards in our compensation program, providing retention incentives for our executives to stay with us.

Compensation Program Objectives
The following chart shows each element of our compensation program, the form in which the element is delivered to the executive, its objective, and any performance metric tied to each element.

Element	Form of Compensation	Objectives

Base Pay	Fixed Cash	Recognize role, responsibilities and experience consistent with market for comparable positions

Annual Bonus	Variable Cash	Reward operating results and to provide a strong motivational tool to achieve earnings guidance and other related pre-established objectives

Long-Term Incentive	Stock Options and Restricted Stock Awards — Outcomes at vesting are variable as well as grant levels	Create strong financial incentive for achieving long-term performance and encourage a significant equity stake in our company

Health, Life, Retirement Savings and Other Benefits	Eligibility to participate in benefit plans generally available to our employees, including retirement, health, life insurance and disability plans	Plans are part of the broad-based benefits program offered to our employees

Executive Benefits and Perquisites	Auto allowance for our named executive officers and furnished apartment in Houston for our CEO	Provide competitive benefits to round out a complete compensation package

Additional discussion of each element of our compensation is provided below along with specific 2008 decisions made by the Compensation Committee regarding each element.
Pay for Performance Strategy
Each element of our compensation program described above, in both their fixed and variable nature, are intended to make up our total pay for performance strategy.
•	The fixed elements are intended to provide the foundation of compensation paid to our executives. Such elements recognize the individual’s role in the company and are reflective of experience level.
•
The variable compensation elements of the annual bonus focus on our earnings per share or earnings before interest, taxes, depreciation and amortization (EBITDA) as well as the executive’s individual responsibilities and performance outcomes.

•	Long-term compensation creates a direct link between the executive’s potential for capital accumulation and stockholder return.
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
Compensation Governance
Each year the compensation paid to our chief executive officer is reviewed and recommended by the Compensation Committee and approved by the board of directors. The compensation awarded to our other named executive officers is proposed by the CEO, reviewed by the Compensation Committee and then recommended to the board of directors for final approval.

Our board of directors approves the compensation plans which govern our various direct compensation programs and elements. The table below outlines the governance of those programs.

Reviewed and
	Compensation Element	Plan/Governance	Recommended By:	Approved By:

CEO	Base Salary Annual Bonus Long-Term Incentives	Employment Agreement Employment Agreement 2003 Incentive Stock Plan 2006 Incentive Plan	Compensation Committee	Board of Directors

Named Executive Officers	Base Salary Annual Bonus Long-Term Incentives	Employment Agreements Employment Agreements 2003 Incentive Stock Plan 2006 Incentive Plan	CEO & Compensation Committee	Board of Directors
Role of Compensation Consultants
Pursuant to its charter, the Compensation Committee is authorized to retain any compensation consultants or other advisors as it deems appropriate to assist in compensation matters. The Compensation Committee has the sole authority to hire and fire our compensation consultant. Since 2007, the Compensation Committee periodically engaged Cogent Compensation Partners, Inc., or Cogent, to serve as an independent compensation consultant to the Compensation Committee on executive compensation matters. Cogent performed work at the direction and under the supervision of the Compensation Committee throughout 2008. Beginning 2009, the Compensation Committee has engaged Pearl Meyer & Partners to serve as its independent advisor going forward. Pearl Meyer was retained to provide advice, research and analytical services on a variety of compensation related subjects.
Role of Our Executive Officers in Establishing Compensation
Mr. Hidayatallah, our chief executive officer, is actively involved in the compensation process and works closely with the Compensation Committee providing his assessment and recommendations on the competitiveness of our programs, any performance issues and challenges, and makes recommendations for consideration pertaining to the management team, which includes their individual compensation levels. The Committee takes these recommendations into consideration and either approves them or works with the chief executive officer to develop suitable solutions. In developing compensation recommendations, Mr. Hidayatallah has relied on his many years of experience serving as an executive officer in the oilfield service industry as well as publicly available information for comparable compensation guidance. No other executive officer assumes an active role in the evaluation, design or administration of our executive officer compensation programs. Mr. Hidayatallah participates in Committee meetings relating to the compensation of our other executive officers. Mr. Hidayatallah does not attend Compensation Committee meetings that pertain to himself. The Committee also meets in executive session, independently of the chief executive officer and other members of senior management to review not only the CEO’s compensation but those of all named executive officers and other key employees.
Benchmarking
The Compensation Committee analyzes the compensation practices of a group of our peer companies, consisting of other publicly-traded energy services companies within a range of market cap and revenue size. Additionally, the Compensation Committee considers the best practices in compensation policies from other companies and does not structure our compensation on market data alone. The Committee, historically, has used peer group information and other market data only as a general guideline for its deliberations.
Our current peer group of companies was established in 2006. The Compensation Committee did not conduct a formal review of the compensation practices or levels of our peer group in 2008. However, the Committee plans to use this type of benchmarking in the future as needed to complement its own analysis, and not as an independent source for making compensation related decisions.

Composition of the peer group is based upon a combination of the following factors: (1) companies that are competitors; (2) companies that compete for our specialized talent; (3) companies that may experience similar market cycles; (4) companies that may be tracked similarly by analysts; and (5) companies that have generally comparable market cap and/or revenue. These factors as well as the individual peer group companies are periodically reviewed and may change over time as needed. Our current peer group consists of the following companies:
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
Base Salary
Competitive base salaries are designed to attract and retain employees by providing them with a stable source of income. In addition, base salaries for our executive officers are designed to compensate the executive for the experience, education, personal qualities and other qualifications of that individual that are essential for the specific role of such executive, while remaining competitive with the market. This market consists of both the oilfield services industry and other service-based industries. We have historically set pay at levels that reflect the qualifications of the individuals and their competing opportunities in the market. Our annual incentive compensation is expressed as a percentage of base salaries.
Base salaries are generally reviewed on an annual basis. In addition to benchmarking, as noted above, the Compensation Committee and our chief executive officer consider various factors when recommending base salaries, including:
•	the executive’s individual performance;
•	the performance of the executive’s business unit within Allis-Chalmers;
•	company-wide performance;
•	the executive’s experience and expertise;
•	the executive’s position and job responsibility;
•	the executive’s years of service with us; and
•	the competitive pay levels for similar positions.
No specific weight is assigned to any of these factors and our chief executive officer exercises subjective judgment when making salary recommendations with respect to our executive officers. The only increases in base salary to our named executive officers in 2008 were to Terry Keane and Mark Patterson. Both were promoted to Senior Vice President of their respective divisions and received salary increases in connection with such promotions. The Compensation Committee agreed to gradually increase Mr. Keane’s salary from $225,000 to $300,000 by increasing his base salary by $50,000 in February 2008 with another $25,000 increase effective January 2009. The Compensation Committee also agreed to gradually increase Mr. Patterson’s salary from $190,000 to $250,000 by increasing his salary by $35,000 in January 2008 with another $25,000 increase in May 2008. None of our other named executive officers received salary increases in 2008. Each other named executive officer received salary increases in connection with their new employment agreements entered into in 2007.

Annual Incentive Compensation
A significant portion of each executive’s total compensation is variable and dependent upon the achievement of one or more goals. Annual incentive compensation primarily consists of cash bonuses. When determining these bonuses, we rely on performance criteria such as the achievement of certain earnings per share or earnings before interest, taxes, depreciation and amortization, or EBITDA, the successful completion of specific job responsibilities or the achievement of other items integral to our success. For 2008, the primary performance criteria used for our corporate executives was meeting specified earnings guidance and successfully completing individual goals pertaining to specified job responsibilities. For our chief financial officer, these goals included managing our financial reporting function, maintaining Sarbanes-Oxley compliance, obtaining financing for acquisitions and receiving an unqualified audit opinion. For our division heads, their performance goals are generally tied to the achievement of established EBITDA goals for each such division. Our chief executive officer, in conjunction with the Compensation Committee, evaluates performance in light of the specified performance criteria for each executive and recommends to the Committee the amount of the annual incentive payment to be awarded. An annual cash bonus may be more than, less than or equal to the target cash bonus amount set for each executive.
Due to the operating challenges in the energy services industry presented by the current condition of the economy, each of our executives have signed a letter of agreement to waive any right to any bonuses set forth in their respective employment agreements for the 2009 calendar year.
Annual Incentive Bonus Payouts for 2008
As detailed in the table below, two of our named executive officers received an annual incentive bonus for 2008. David Bryan received 100% of his annual incentive bonus, which was based on Strata Directional Technology LLC meeting financial goals of EBITDA of at least $29,037,462 for the year. Terry Keane received 50% of his annual incentive bonus. Half of his target bonus was based on AirComp LLC meeting financial goals of EBITDA of at least $9,179,890 for the first half of 2008 and he met this target. The other half of Mr. Keane’s bonus was based on the Oilfield Services segment meeting financial goals of EBITDA of at least $43,627,024 for the last half of 2008, which was not met.
The following table shows the annual incentive bonus target and the actual amount of the annual incentive bonus paid for each named executive officer for 2008.

	Target	2008 Target	Actual 2008
	Payout % of	Bonus	Target
Name	Base	Award	Bonus Paid

Munawar H. Hidayatallah	100%	$500,000	—
Victor M. Perez	50%	$143,000	—
David K. Bryan	100%	$250,000	$250,000
Terrence P. Keane	100%	$275,000	$137,500
Mark C. Patterson	100%	$250,000	—

Discretionary Bonus Payouts for 2008
In the third quarter of 2008, the Compensation Committee approved discretionary bonuses to each of Messrs. Hidayatallah and Perez equal to 50% of their target bonus for meeting certain performance goals as well as meeting their earnings per share target through the third quarter. Mr. Hidayatallah received a bonus in the amount of $250,000 and Mr. Perez received a bonus in the amount of $71,500. The Compensation Committee did not award the remainder of their respective bonuses because their earnings per share target was not met for fiscal year 2008. Specifically, Messrs. Hidayatallah and Perez did not meet their financial goal of specified earnings guidance of at least $1.35 per share. In addition, the Compensation Committee approved a discretionary bonus to Mr. Patterson equal to 100% of his target bonus, or $250,000, although Mr. Patterson did not meet his performance criteria, which was the Rental Services segment meeting financial goals of EBITDA of at least $61,270,000 for the year. The Committee decided to award Mr. Patterson a discretionary bonus equal to the full amount of his target bonus because the Committee determined that Mr. Patterson substantially met his target financial goal and the Committee took into consideration factors that were outside his control, including challenges imposed by the transition to his new position in connection with his promotion to Senior Vice President of Rental Services in January 2008. The Compensation Committee also approved a discretionary bonus of $60,000 to Mr. Patterson in 2008. This discretionary bonus was intended to act as an inducement for Mr. Patterson to accept his new position, with increased responsibility, within the Company.
In December 2008, on the recommendation of the Compensation Committee, our board of directors approved a discretionary cash bonus of $1,430,000 to our chief executive officer, Mr. Hidayatallah. The intent behind awarding this discretionary bonus was to (a) promote the retention of Mr. Hidayatallah, (b) facilitate leadership and management continuity, and (c) better focus Mr. Hidayatallah on Allis-Chalmers’ long term strategic success. The Compensation Committee had previously granted Mr. Hidayatallah a performance award in the amount of 685,000 shares of restricted shares in connection with his employment agreement entered into in 2007. The shares were to vest in three annual installments upon achieving 12% growth in total stockholder return. The sudden downturn in the economy and across the energy services industry which occurred in 2008 played a significant role in making the achievability of the performance hurdles virtually impossible. Thus, the award lost its intended purpose of motivating high performance. This bonus, as previously stated, was intended to renew that objective. In connection with this bonus, Mr. Hidayatallah agreed to (x) extend the term of his employment agreement for an additional year, ending March 31, 2011, (y) forgo any additional cash bonus for 2008, and (z) forgo any salary increase in 2009. Mr. Hidayatallah’s employment agreement was also amended to require Mr. Hidayatallah to repay $1,180,000 of the bonus if Mr. Hidayatallah terminates his employment before the end of the term.
Long-Term Incentive Compensation
We award long-term incentive compensation to focus our executives on our long-term growth and stockholder return, as well as to encourage our executives to remain with us for the long-term. Prior to 2006, we primarily granted long-term incentives in the form of stock options pursuant to our Amended and Restated 2003 Stock Option Plan. We selected this form because of the favorable accounting and tax treatment and the expectation of key employees in our industry that they would receive stock options. In 2006, we reassessed our form of award and the Committee adopted the 2006 Incentive Plan, or the 2006 Plan, in order to provide us with a mix of long-term incentive vehicles to complement our stock option awards, namely restricted stock. We do not have pre-established target award amounts for long-term incentive grants. Instead, our chief executive officer recommends the number of awards to grant to each executive and the Compensation Committee considers the chief executive officer’s recommendations in making such awards.
Stock Options. Stock options are an important aspect of our long-term compensation program. Stock options are granted with an exercise price equal to the fair market value of the option on the date of grant. However, we did not grant options to any of our named executive officers in 2008.
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

In determining long-term incentive awards for the executives, the Compensation Committee relies on recommendations from our chief executive officer. Our chief executive officer considers several factors, including our performance, the individual performance of the executives, the retentive and motivational value of the proposed grant, and the share usage and associated accounting expense when determining restricted stock awards. In 2008, Mr. Perez was granted 50,000 shares of restricted stock and Mr. Keane was granted 90,000 shares of restricted stock. These grants are intended to further retain and motivate these executives. In addition, Mr. Patterson received a grant of 10,000 shares of restricted stock in connection with his promotion in January 2008. Each of these grants vest over three years with 20% vesting on each of the first and second anniversaries of the grant date and the remaining 60% vesting on the third anniversary of the grant date. No other named executive officer received any equity awards in 2008.
Perquisites
Our named executive officers received certain perquisites in 2008 which consisted of health benefits paid for by us, payment of life insurance premiums and a monthly car allowance. We provide these benefits to our named executive officers as part of a competitive compensation package. In addition, we provide Mr. Hidayatallah with access to a company car and driver because we believe that this allows him to devote optimal time to our business and increases his efficiency.
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
We did not provide tax gross-ups related to these perquisites in 2008.
Employee Benefits
We offer our named executive officers standard employee benefits to provide for them in time of disability and to allow us to remain competitive in the market in order to attract and retain key employees. Our primary benefits, which are available to all employees, include participation in our employee health, dental and vision plans, disability and life insurance plans and our 401(k) savings plan. We currently match 5% of the employees’ pre-tax contributions up to 3% of the employee’s salary (including bonus), subject to contribution limits. We also pay the cost of health insurance premiums for each of our named executive officers.
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
The restricted shares granted to our CEO in connection with his 2007 employment agreement were granted under the stockholder approved 2006 Incentive Plan and are deductible as performance-based compensation because they vest only upon the achievement of certain performance goals.

Executive Stock Ownership Guidelines
We do not, at this time, have any formal stock ownership and retention guidelines but recognizes the importance of retention of shares by executives as opposed to cashing them out routinely at maturity. The board and the Compensation Committee feel that retention of equity and attaining a significant investment position is important for true stockholder linkage. While we feel that our current long term incentive grants do provide a significant linkage to stockholder value we will continue to monitor and assess the need associated with instituting more formal guidelines.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2008.

The Compensation Committee of the Board of Directors

Ali H. M. Afdhal Zane Tankel
Summary Compensation Table
The following table provides a summary of the cash and non-cash compensation for the year ended December 31, 2008, 2007 and 2006 for each of (1) the Chief Executive Officer and the Chief Financial Officer and (2) each of our three most highly compensated executive officers during 2008 other than the Chief Executive Officer or Chief Financial Officer. We refer to these executives collectively as the named executive officers.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(6)	($)
Munawar H. Hidayatallah	2008	500,000	1,680,000	4,608,455	868,914	—	148,354	7,805,723
Chairman & Chief	2007	475,000	100,000	2,013,444	547,115	—	139,034	3,274,593
Executive Officer	2006	400,000	—	—	845,694	400,000	88,240	1,733,934
Victor M. Perez	2008	286,000	71,500	230,233	54,924	—	63,334	705,991
Chief Financial Officer	2007	270,833	—	63,608	81,912	—	43,001	459,354
	2006	248,833	100,000	—	212,551	120,000	21,801	703,185
David K. Bryan	2008	250,000	—	605,809	—	250,000	44,084	1,149,893
President and Chief	2007	250,000	—	309,877	5,284	231,250	21,148	817,559
Executive Officer of	2006	187,000	—	—	33,038	174,996	12,941	407,975
Strata Directional
Technology LLC
Terrence P. Keane(4)	2008	272,385	—	518,622	—	137,500	62,269	990,776
Senior Vice President -	2007	202,404	—	287,653	38,399	156,250	40,393	725,099
Oilfield Services	2006	172,038	—	—	128,957	87,500	16,062	404,557
Mark C. Patterson(5)	2008	241,403	310,000	38,975	—	—	26,939	617,317
Senior Vice President -	2007	146,655	—	—	—	—	5,215	151,870
Rental Services LLC	2006	4,747	—	—	—	—	—	4,747

(1)
The amounts indicated represent the aggregate dollar amount of compensation expense, excluding the reduction for risk of forfeiture, related to restricted stock awards recognized in our financial statements during fiscal year 2008. The expense was determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

(2)
The amounts indicated represent the aggregate dollar amount of compensation expense, excluding the reduction for risk of forfeiture, related to stock option awards recognized in our financial statements during fiscal year 2008 and includes amounts from awards granted prior to 2007. The expense was determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

(3)	The amounts indicated represent annual incentive compensation paid pursuant to each executives employment agreement.

(4)	Mr. Keane was promoted to Senior Vice President—Oilfield Services in January 2008. Prior to his promotion, Mr. Keane served as President and Chief Executive Officer of AirComp LLC.

(5)
Mr. Patterson was promoted to Senior Vice President — Rental Services in January 2008. Prior to his promotion, Mr. Patterson served as Vice President of Sales and Business Development for Allis-Chalmers Rental Services LLC. Mr. Patterson joined our company in December 2006.

(6)	The following table provides a summary of the All Other Compensation column and includes all perquisites:
Summary of All Other Compensation

			401(k) plan		Allis-Chalmers
		Health	Matching	Car	Provided	Other Personal
		Benefits	Contributions	Allowance	Car	Benefits	Total
Name	Year	($)(1)	($)	($)	($)(2)	($)(3)	($)
Munawar H. Hidayatallah	2008	72,721	4,375	—	14,543	56,715	148,354
	2007	62,788	7,500	—	12,302	56,444	139,034
	2006	27,832	3,750	—	7,023	49,635	88,240
Victor M. Perez	2008	42,647	8,687	12,000	—	—	63,334
	2007	23,513	7,488	12,000	—	—	43,001
	2006	10,723	4,578	6,500	—	—	21,801
David K. Bryan	2008	27,714	4,370	12,000	—	—	44,084
	2007	10,801	4,347	6,000	—	—	21,148
	2006	6,941	—	6,000	—	—	12,941
Terrence P. Keane	2008	42,294	7,975	12,000	—	—	62,269
	2007	22,418	5,975	12,000	—	—	40,393
	2006	5,751	2,311	8,000	—	—	16,062
Mark C. Patterson	2008	7,944	6,995	12,000	—	—	26,939
	2007	815	4,400	—	—	—	5,215
	2006	—	—	—	—	—	—

(1)	The amounts indicated represent actual health benefit premiums and expenses paid by Allis-Chalmers.

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

(3)
Other personal benefits for Mr. Hidayatallah include $24,916 in Allis-Chalmers paid airline flights and $31,799 in apartment and utility costs for the corporate apartment in Houston, Texas for the fiscal year 2008.

Grant of Plan-Based Awards
The following table sets forth the grants of plan-based awards for 2008 as a dollar amount for each of the named executive officers. All equity-based awards were granted under our 2006 Incentive Plan.

									All Other Stock	All Other Option
									Awards:	Awards:	Exercise or	Grant Date
									Number of	Number of	Base Price	Fair Value
			Estimated Future Payouts Under			Estimated Future Payouts Under			Shares	Securities	of	of Stock
			Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			of Stock	Underlying	Option	and Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Date	$	$	$	#	#	#	#(2)	#	$/sh	$(3)
Munawar H. Hidayatallah			—	500,000	—
Victor M. Perez			—	143,000	—
	7/1/2008	5/2/2008							25,000			436,000
	12/10/2008	12/10/2008							25,000			122,250
David K. Bryan			—	250,000	—
Terrence P. Keane			—	275,000	—
	7/1/2008	5/2/2008							45,000			784,800
	12/10/2008	12/10/2008							45,000			220,050
Mark C. Patterson			—	250,000	—
	1/29/2008	1/29/2008							10,000			117,300

(1)
Reflects each named executive officer’s target amount of the annual cash incentive bonus under our non-equity incentive compensation plan for 2008. The amounts of the performance bonus awards made to the named executive officers pursuant to the incentive compensation plan for 2008 are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

(2)
The amounts indicated represent restricted stock awards granted during fiscal year 2008. The vesting schedules for restricted stock awards granted during the fiscal year 2008 are disclosed in the footnotes in the following Outstanding Equity Awards table.

(3)
The valuation of restricted stock awards were determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End 2008
The following table sets forth information regarding outstanding equity awards for each of our named executive officers for 2008.

	Options Awards								Stock Awards
														Equity Incentive
					Equity Incentive							Equity Incentive		Plan Awards:
					Plan Awards:							Plan Awards:		Market or
	Number of		Number of		Number of							Number		Payout Value
	Securities		Securities		Securities				Number of		Market Value	of Unearned		of Unearned
	Underlying		Underlying		Underlying				Shares or		of Shares or	Shares, Units		Shares, Units
	Unexercised		Unexercised		Unexercised		Option		Units of Stock		Units of Stock	or Other Rights		or Other Rights
	Options		Options		Unearned		Exercise	Option	That Have		That Have	That Have		That Have
	#		#		Options		Price	Expiration	Not Vested		Not Vested	Not Vested		Not Vested
Name	Exercisable		Unexercisable		#		$	Date	#		$ (1)	#		$ (1)
Munawar H. Hidayatallah	200,000						3.86	2/2/2015
	83,333						10.85	12/15/2015
	40,000	(2)	160,000	(2)			21.95	8/3/2017
												456,666	(9)	2,511,663
Victor M. Perez	25,000						4.85	10/11/2014
	45,000						10.85	12/15/2015
					15,000	(3)	21.95	8/3/2017
												25,000	(10)	137,500
									25,000	(4)	137,500
									25,000	(5)	137,500
David K. Bryan							4.87	5/24/2015
									30,000	(6)	165,000
									75,000	(7)	412,500
Terrence P. Keane	15,000						4.87	5/24/2015
	25,000						10.85	12/15/2015
									36,000	(6)	198,000
									45,000	(4)	247,500
									45,000	(5)	247,500
Mark C. Patterson									10,000	(8)	55,000

(1)	The values represented have been calculated by multiplying $5.50, the closing price of our common stock on December 31, 2008, by the number of shares of restricted stock.

(2)	The stock options were granted on August 3, 2007 and vest 20% on August 3, 2008, 20% on August 3, 2009 and 60% on August 3, 2010. On March 11, 2009, Mr. Hidayatallah surrendered these options.

(3)
The performance-based stock options were granted on August 3, 2007 and vest 20% on August 3, 2008, 20% on August 3, 2009 and 60% on August 3, 2010. Alternatively, the award vests 100% on August 3, 2010 if certain performance goals are met.

(4)	The restricted stock awards were granted on July 1, 2008 and vest 20% on July 1, 2009, 20% on July 1, 2010 and 60% on July 1, 2011.

(5)	The restricted stock awards were granted on December 10, 2008 and vest 20% on December 10, 2009, 20% on December 10, 2010 and 60% on December 10, 2011.

(6)	The restricted stock awards were granted on June 14, 2007 and vest 20% on June 14, 2008, 20% on June 14, 2009 and 60% on June 14, 2010.

(7)	The restricted stock awards were granted on October 4, 2007 and vest 10% on October 4, 2009, 20% on October 4, 2010, 40% on October 4, 2011 and 30% on October 4, 2012.

(8)	The restricted stock awards were granted on January 29, 2008 and vest 20% on January 29, 2009, 20% on January 29, 2010 and 60% on January 29, 2011.

(9)
The performance-based restricted stock awards were granted on September 17, 2007 to vest one-third each on April 1, 2008, 2009 and 2010 if certain performance goals are met. Alternatively, the award would vest 100% on April 1, 2010 if certain performance goals are met. On March 11, 2009, we amended these shares to, among other things, extend the cumulative vesting of such restricted stock for an additional year.

(10)
The performance-based restricted stock awards were granted on August 3, 2007 and vest 20% on August 3, 2008, 20% on August 3, 2009 and 60% on August 3, 2010. Alternatively, the award vests 100% on the third anniversary date if certain performance goals are met.

Option Exercises and Stock Vested During Fiscal Year 2008
The following table sets forth information concerning each exercise of stock options and each vesting of stock, including restricted stock and similar instruments, during 2008 for each of our named executive officers on an aggregated basis.

	Option Awards		Stock
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Vested	at Vesting
Name	(#)	($)	(#)	($)

Munawar H. Hidayatallah	—	—	228,334	$3,970,728
Victor M. Perez	—	—	—	—
David K. Bryan	20,000	$262,610	7,500	$128,400
Terrence P. Keane	—	—	9,000	$154,080
Mark C. Patterson	—	—	—	—
Director Compensation for Fiscal Year 2008
We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to Allis-Chalmers, as well as the level of knowledge and experience that we require of members of our board of directors. Our Compensation Committee is responsible for reviewing and recommending our compensation policy regarding fees and equity compensation paid and granted to our directors. Our board of directors approves all director compensation based on the Compensation Committee’s recommendations. Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as employees of Allis-Chalmers.
Mr. Hidayatallah, our chief executive officer, is actively involved in the compensation process of our board of directors and provides recommendations to the Compensation Committee in its evaluation and setting of director compensation. Historically, we have not engaged a compensation consultant to assist in setting director compensation.

Our current policy is to pay each of our non-management directors (currently all directors other than Mr. Hidayatallah) a retainer of $10,000 each quarter. Each non-management director serving on a committee of the board of directors will receive an additional $1,500 each quarter for service on such committee, and each non-management director serving as chairman or co-chairman of a committee of the board of directors will receive an additional $1,500 each quarter for acting as chairman or co-chairman of such committee. In addition, our “audit committee financial expert” will receive an additional $12,500 on a quarterly basis. Directors are also compensated for out-of-pocket travel expenses.
The following table sets forth information concerning the compensation of each of our directors during 2008.

	Fees Earned or		Stock	Option	All Other
	Paid in Cash		Awards(2)	Awards	Compensation		Total
Name (1)	($)		($)	($)	($)		($)
Ali H.M. Afdhal	52,000		59,378	—	—		111,378
Munir Akram(3)	10,000		1,735	—	—		11,735
Alejandro Bulgheroni	40,000		59,378	—	—		99,378
Carlos Bulgheroni	40,000		59,378	—			99,378
Victor F. Germack	102,000		59,378	—	—		161,378
James M. Hennessy	47,500		59,378	—	—		106,878
John E. McConnaughy Jr.	52,000		59,378	—	—		111,378
Robert E. Nederlander	58,000		59,378	—	—		117,378
Zane Tankel	52,000		59,378	—	—		111,378
Leonard Toboroff	180,000	(4)	59,378	—	15,547	(5)	254,925

(1)
Mr. Hidayatallah was a member of our board of directors and an executive officer during 2008 and has been omitted from the table because he did not receive any additional compensation for serving on our board. Information regarding Mr. Hidayatallah’s compensation is listed in the Summary Compensation Table in this proxy statement.

(2)
The amounts indicated represent the aggregate dollar amount of compensation expense, excluding the reduction for risk of forfeiture, related to restricted stock awards recognized in our financial statements during fiscal year 2008 and includes amounts from awards granted prior to 2008. Directors were granted 4,000 restricted shares on December 4, 2008 with a grant date fair value of $20,840. The valuation of restricted stock awards and associated expense were determined in accordance with FAS 123(R) as disclosed in Notes 1 and 10 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2008. As of December 31, 2008, each of our directors, except for Mr. Hidayatallah, owned 4,000 shares of restricted stock that vests on December 4, 2009.

(3)	Munir Akram was appointed to our board of directors on September 19, 2008.

(4)	This amount includes consulting fees paid to Mr. Toboroff of $15,000 per month, pursuant to an oral consulting agreement.

(5)	This amount includes actual health benefit premiums paid by Allis-Chalmers.
Employment Agreements and Change-in-Control Arrangements with Management
The following is a description of the employment agreements and change-in-control arrangements that are currently in effect with respect to each named executive officer. The amount of compensation payable to each named executive officer upon termination with or without cause, termination due to death or disability, termination for good reason and various change-in-control scenarios is shown below. The amounts shown assume that such termination was effective as of December 28, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Employment Agreements
Munawar H. Hidayatallah, Chairman and Chief Executive Officer, entered into a three-year employment agreement with Allis-Chalmers effective April 1, 2007. On December 31, 2008, Mr. Hidayatallah entered into an amendment to the agreement whereby he agreed to extend the term of his employment agreement for an additional year, ending March 31, 2011, in consideration of receiving a cash bonus from the company intending to (a) promote his retention, (b) facilitate leadership and management continuity and (c) better focus Mr. Hidayatallah on the company’s long term strategic success. In addition, pursuant to the amendment, if Mr. Hidayatallah terminates his employment before the end of the term, he must reimburse Allis-Chalmers for a portion of the cash bonus previously received from the company. Pursuant to his original agreement, Mr. Hidayatallah receives an annual base salary of $500,000 subject to an annual increase and is entitled to receive a bonus in an amount equal to 100% of his base salary if he meets certain strategic objectives specified in the agreement. Mr. Hidayatallah is entitled to four weeks vacation per year and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Pursuant to the original agreement, Mr. Hidayatallah was also permitted to assume ownership on his life insurance policy that was held by Allis-Chalmers. The agreement also provides for (a) tax gross-up payments for taxes incurred under Section 4999 of the Internal Revenue Code, (b) reimbursement of legal fees incurred in connection with the negotiation of his employment agreement and (c) reimbursements for travel and lodging related to Mr. Hidayatallah’s travel from his principal residence to our headquarters in Houston, Texas. Mr. Hidayatallah is also subject to customary non-compete and non-solicitation provisions for the term of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, and various change-in-control scenarios is set forth below under “Severance and Change in Control Arrangements.”
Victor M. Perez serves as our Chief Financial Officer pursuant to the terms of a three-year employment agreement effective as of April 3, 2007. Under the terms of the employment agreement, Mr. Perez receives an annual base salary of $286,000 subject to an annual increase in the discretion of the board of directors. In addition, Mr. Perez is entitled to receive a bonus in an amount equal to up to 50% of his base salary if he meets certain strategic objectives specified in his employment agreement. Mr. Perez is also entitled to four weeks vacation per year and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Mr. Perez is subject to customary non-compete and non-solicitation provisions for the term of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, and various change-in-control scenarios is set forth below under “Severance and Change in Control Arrangements.”
David Bryan, President and Chief Executive Officer of our subsidiary Strata Directional Technology LLC, or Strata, is employed pursuant to a three-year employment agreement effective July 1, 2007. Under the terms of the employment agreement, Mr. Bryan receives an annual base salary of $250,000 subject to an annual increase in the discretion of the board of directors. In addition, Mr. Bryan is entitled to receive a bonus based on budgeted EBITDA provided that Strata meets designated minimum earnings targets and provided further that such bonus shall not exceed 100% of Mr. Bryan’s base salary. The bonus calculation is subject to adjustment in subsequent years. Mr. Bryan is also entitled to four weeks vacation per year, a $1,000 monthly car allowance, and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. Mr. Bryan is also subject to customary non-compete and non-solicitation provisions for the term of his agreement. Information with respect to compensation upon termination with or without cause, termination due to death or disability, and various change-in-control scenarios is set forth below under “Severance and Change in Control Arrangements.”
Terrence P. Keane was promoted to Senior Vice President—Oilfield Services in January 2008. Prior to his promotion, Mr. Keane served as President of Aircomp LLC. In connection with such promotion, we amended Mr. Keane’s previous employment agreement in April 2008. Pursuant to the amended agreement, Mr. Keane is entitled to a base salary of $275,000, subject to an annual increase in the discretion of the board of directors. For 2008, Mr. Keane was entitled to receive (1) a bonus of up to 50% of his base salary based upon AirComp LLC meeting budgeted EBITDA targets established by management for the first six months of 2008 and (2) a bonus of up to 50% based upon our Oilfield Services segment meeting budgeted EBITDA targets established by our management for the last six months of 2008. For the remaining term of his agreement, Mr. Keane is entitled to receive a bonus of up to 100% of his base salary based upon our Oilfield Services segment meeting budgeted earnings before taxes, interest and depreciation targets established by management. Mr. Keane is also entitled to six weeks vacation per year and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. In addition, Mr. Keane is entitled to a $1,000 monthly car allowance. The employment agreement also contains customary non-compete and non-solicitation provisions. Information with respect to compensation upon termination with or without cause, termination due to death or disability, and various change-in-control scenarios is set forth below under “Severance and Change in Control Arrangements.”

Mark Patterson was promoted to Senior Vice President—Rental Services in January 2008. Prior to such appointment, Mr. Patterson served as Executive Vice President of Sales and Business Development for Allis-Chalmers Rental Services LLC. Mr. Patterson is employed pursuant to a three-year contract, and is currently entitled to a base salary of $250,000, subject to an annual increase in the discretion of the board of directors. Mr. Patterson is also entitled to receive a bonus of up to 100% of his base salary based upon the Rental Services segment meeting budgeted earnings before taxes, interest and depreciation targets established by management. Mr. Patterson is also entitled to three weeks vacation per year and is eligible to participate in all employee incentive compensation plans and to receive all of the fringe benefits provided to all employees. In addition, Mr. Patterson is entitled to a $1,000 monthly car allowance. The employment agreement also contains customary non-compete and non-solicitation provisions. Information with respect to compensation upon termination with or without cause, termination due to death or disability, and various change-in-control scenarios is set forth below under “Severance and Change in Control Arrangements
Severance and Change in Control Arrangements
The following severance and change in control arrangements apply to each of the named executive officers, who are referred to as an “executive” for purposes of this discussion.
Each executive’s employment agreement provides that if his employment is terminated by us upon his death, disability or for cause, we will pay him his earned but unpaid salary as of the date of termination, any unpaid expense reimbursements, compensation for accrued, unused vacation as of the date of termination and any further compensation that may be provided by the terms of any benefit plans in which he participates and the terms of any outstanding equity grants. Termination for “Cause” for Messrs. Hidayatallah, Perez and Patterson shall occur immediately if the executive commits (1) a criminal act involving dishonesty or moral turpitude or (2) a material breach of any of the terms and provisions of his employment agreement or fails to obey written directions by our President or Chief Executive Officer (or, in the case of Mr. Hidayatallah, our board of directors) which are not inconsistent with his employment agreement. Messrs. Bryan and Keane’s employment agreements defines “Cause” to mean:
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

Each executive’s employment agreement provides that if his employment is terminated by us without cause or if the executive resigns within a six month period of being constructively terminated (as defined below), we will pay him his earned but unpaid salary, unearned salary for the lesser of one year following termination of employment or the remainder of the employment agreement (except for Messrs. Bryan and Keane who will receive payments through the end of their employment agreement and Mr. Hidayatallah who will receive payments equal to three times his then current annual salary) in semi-monthly payments, any unpaid expense reimbursements, compensation for accrued, unused vacation as of the date of termination and any further compensation that may be provided by the terms of any benefit plans in which he participates and the terms of any outstanding equity grants. In general, a “constructive termination” would occur if we:
•	demote the executive to a lesser position, either in title or responsibility;,
•	decrease the executive’s salary or benefits below the highest level in effect at anytime during his employment;,
•	require the executive to relocate to a principal place of business more than 50 miles from our current principal place of business, with certain exceptions;
•	are subject to a change in control (as defined below), unless executive accepts employment with the successor; or
•	breach any other material term of the employment agreement which is not cured within 30 days after receiving notice of such breach.
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

The following table sets forth the estimated payments and benefits that would be provided to each named executive officer, other than Mr. Hidayatallah, if such officer’s employment had been terminated on December 31, 2008 by us without cause or upon a change of control:

		Value of Unvested		Value of Unvested
		Equity Awards if		Equity Awards if		Total if
		Change of		Terminated	Total if Change	Terminated
Name	Salary Continuation	Control(1)		Without Cause	of Control	Without Cause

Victor M. Perez,	$286,000	$412,500	(2)	—	$698,500	$286,000
Chief Financial Officer

David Bryan,	$375,000	$577,500	(3)	—	$952,500	$375,000
President and Chief Executive Officer of Strata Directional Technology LLC

Terrence P. Keane,	$412,500	$693,000	(3)	—	$1,105,500	$412,500
Senior Vice President—Oilfield Services

Mark Patterson,	$250,000	$44,000	(3)	—	$294,000	$250,000
Senior Vice President—Rental Services

(1)
The value of accelerated stock options have been calculated as the difference between the strike price and the market price of $5.50 per share of our common stock as of December 31, 2008, multiplied by the number of options vesting as a result of the change of control. The value of restricted stock has been calculated by multiplying $5.50, the closing price of a share of our common stock on December 31, 2008, by the number of shares of restricted stock held by each named executive officer that would vest.

(2)
This amount includes 25,000 performance awards in the form of restricted stock that would automatically vest upon a change in control of Allis-Chalmers and 50,000 shares of restricted stock that would vest only if there was a change of control of Allis-Chalmers and the successor company refused to assume or continue the agreement covering these shares.

(3)
The equity awards represented by this column would vest only if there was a change of control of Allis-Chalmers and the successor company refused to assume or continue the agreement covering these shares.

The following table sets for the estimated payments and benefits that would be provided to Mr. Hidayatallah if his employment had been terminated on December 31, 2008 by us due to his death or disability, with or without cause or upon a change of control:

	Salary	Value of Unvested
Event	Continuation	Equity Awards (1)	Total

Death	—	$2,511,633	$2,511,633
Disability	—	$2,511,633	$2,511,633
For Cause	—	—	—
Without Cause	$1,500,000	$2,511,633	$4,011,663
Change of Control	$1,500,000	$2,511,633	$4,011,663

(1)	This amount represents 456,666 shares of performance-based restricted stock multiplied by $5.50, the closing price of a share of our common stock on December 31, 2008.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of our board currently consists of Messrs. Afdhal and Tankel. No current executive officer has ever served as a member of the board of directors or compensation committee of any other entity (other than our subsidiaries) that has or has had one or more executive officers serving as a member of our board or our Compensation Committee.
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

Equity Compensation Plans Not Approved By Security Holders
These plans comprise the following:
In 1999 and 2000, the board of directors compensated board members who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 4,800 shares of common stock were granted with an exercise price of $13.75. These options vested immediately and expire in March 2010. As of December 31, 2008, 4,000 of these options remain outstanding.

Securities Ownership of Management and Certain Beneficial Owners
The following table sets forth the beneficial ownership of outstanding shares of our common stock as of April 5, 2009 for:
•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each other person known by us to be a beneficial owner of more than 5% of our outstanding common stock.
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
The address of each director and executive officer is c/o Allis-Chalmers Energy Inc., 5075 Westheimer, Suite 890, Houston, Texas 77056.

	Shares Beneficially Owned
Name and Address	Number	Percentage(1)
Named Executive Officers:
Munawar H. Hidayatallah(2)	458,553	1.3
Victor M. Perez(3)	145,000	*
David Bryan(4)	112,500	*
Terrence P. Keane(5)	175,000	*
Mark Patterson(6)	10,000	*
Directors:
Ali H. M. Afdhal(7)	11,000	*
Munir Akram(8)	4,000	*
Alejandro P. Bulgheroni(9)	4,000,000	11.2
Victor F. Germack(10)	20,000	*
James M. Hennessy(11)	24,200	*
John E. McConnaughy, Jr.(12)	8,000	*
Robert E. Nederlander(13)	558,732	1.6
Zane Tankel(14)	76,500	*
Leonard Toboroff(15)	371,594	1.0
All directors and executive officers as a group (19 persons)	6,180,412	17.0
Other 5% Holders:
Dimensional Fund Advisors LP(16)	2,261,216	6.3
Keeley Asset Management Corp.(17)	1,953,000	5.5
Grupo Carso, S.A.B. de C.V. (18)	3,297,000	9.2

*	Less than one percent.

(1)	Based on an aggregate of 35,687,288 shares issued and outstanding as of April 5, 2009.

(2)
Includes 167,220 shares of common stock owned of record by the Hidayatallah Family Trust, of which Mr. Hidayatallah is the trustee, and 8,000 shares of common stock owned of record by Munawar Hidayatallah SEP IRA. These shares also include options to purchase 283,333 shares of common stock, which are exercisable within 60 days.

(3)
Includes (i) 25,000 shares of restricted stock of which 5,000 shares vest on July 1, 2009, 5,000 shares vest on July 1, 2010 and 15,000 shares vest on July 1, 2011; (ii) 25,000 shares of restricted stock of which 5,000 shares vest on December 10, 2009, 5,000 shares vest on December 10, 2010 and 15,000 shares vest on December 10, 2011. Also includes options to purchase 70,000 shares of common stock, which are exercisable within 60 days.

(4)
Includes restricted stock awards in the amount of (i) 30,000 shares, of which 7,500 shares vest on June 14, 2009 and 22,500 shares vest on June 14, 2010 and (ii) 75,000 shares, of which 7,500 shares vests on October 4, 2009, 15,000 shares vests on October 4, 2010, 30,000 shares vests on October 4, 2011, and 22,500 shares vests on October 4, 2012.

(5)
Includes restricted stock awards in the amount of (i) 36,000 shares, of which 9,000 shares vest on June 14, 2009 and 27,000 shares vest on June 14, 2010; (ii) 45,000 shares, of which 9,000 shares vest on July 1, 2009, 9,000 shares vest on July 1, 2010 and 27,000 shares vest on July 1, 2011 and (iii) 45,000 shares, of which 9,000 shares vest on December 10, 2009, 9,000 shares vest on December 10, 2010 and 27,000 shares vest on December 10, 2011. Also includes options to purchase 40,000 shares of common stock, which are exercisable within 60 days.

(6)	Includes restricted stock awards in the amount of 8,000 shares, of which 2,000 shares vest on January, 29, 2010 and 6,000 shares vest on January 29, 2011.

(7)	Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(8)	Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(9)
Includes (i) 1,000,000 shares held of record by Global Oilfield Holdings Ltd. and (ii) 2,989,000 shares held of record by Associated Petroleum Investors Ltd. Each such entity is indirectly beneficially owned by Mr. Bulgheroni. Mr. Bulgheroni disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also includes 4,000 shares of restricted stock that vest on December 4, 2009.

(10)	Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(11)	Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(12)	Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(13)	206,666 of these shares are owned by RER Corp., a corporation controlled by Mr. Nederlander. Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(14)	Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(15)
37,860 of these shares are owned by the Leonard Toboroff P.C. Profit Sharing Trust, of which Mr. Toboroff is the sole trustee and beneficiary, and 5,001 of these shares are owned by Lenny Corp., of which Mr. Toboroff is the sole shareholder. Includes 4,000 shares of restricted stock that vest on December 4, 2009.

(16)
Based on information contained in a Schedule 13G filed on February 9, 2009, by Dimensional Fund Advisors LP (“Dimensional”). Dimensional is an investment advisor to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the reported shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all reported securities are owned by the Funds and Dimensional disclaims beneficial ownership of such securities. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities. Dimensional has sole voting and dispositive power over 2,178,782 of the shares. The principal business address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(17)
Based on information contained in a Schedule 13G filed on February 13, 2009, by Keeley Asset Management Corp. and Keeley Small Cap Value Fund, a series of Keeley Funds, Inc. Keeley Asset Management Corp. has sole voting and dispositive power over all of the shares. The principal business address of each of Keeley Asset Management Corp. and Keeley Small Cap Value Fund is 401 South LaSalle Street, Chicago, Illinois 60605.

(18)
Based on information contained in a Schedule 13G/A filed on February 13, 2009, by Carso Infraestructura y Construcción, S.A.B. de C.V. (“Carso Infraestructura”), Grupo Carso, S.A.B. de C.V. (“Grupo Carso”), Inmobiliaria Carso, S.A. de C.V. (“Immobiliaria”) and each of Carlos Slim Helú, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, María Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (such individuals are collectively referred to as the “Slim Family”). Grupo Carso owns a majority of the outstanding voting securities of Carso Infraestructura, and the members of the Slim Family beneficially own, directly and indirectly, a majority of the outstanding voting equity securities of Grupo Carso. The members of the Slim Family are also beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Inmobiliaria. As a result, each member of the Slim Family may be deemed to have shared voting and dispositive power over all of the reported shares. In addition, (i) Carso Infraestructura directly owns 1,816,000 of the shares, and as a result, each of Grupo Carso and Carso Infraestructura have shared voting and dispositive power over such shares and (ii) Inmobiliaria directly owns 1,481,000 of the shares and has shared voting and dispositive power over such shares. The principal business address for Carso Infraestructura and Grupo Carso is Miguel de Cervantes Saveedra #255, Col. Granada CP, 11520 México, D.F., México. The principal business address for Inmobiliaria is Avenida Insurgentes Sur #3500, PB, Colonia Peña Pobre, Delegación Tlalpan, CP, 14060 México D.F., México. The principal business address for each member of the Slim Family is Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 México, D.F., México.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
A majority of DLS’ revenues are currently received pursuant to a strategic agreement with Pan American Energy, LLC, or Pan American Energy, which is a joint venture owned 60% by British Petroleum and 40% by Bridas Corporation. Alejandro P. Bulgheroni, a member of our board of directors, and Carlos A. Bulgheroni, a former member of our board of directors and brother of Alejandro Bulgheroni, may be deemed to indirectly beneficially own all of the outstanding capital stock of Bridas Corporation and are members of the Management Committee of Pan American Energy, and, as a result, have a material interest in the transactions contemplated by the strategic agreement between DLS and Pan American Energy. During 2008, DLS received approximately $121 million in revenues from services performed for Pan American Energy.
During 2008, we provided services to Beusa Energy, Inc., in an aggregate amount of approximately $1 million. Alejandro P. Bulgheroni, one of our directors, serves as Chairman of Beusa Energy, Inc.
We purchase general oilfield supplies and materials from Ralow Services, Inc., or Ralow. Ralow is owned by Brad A. Adams and Bruce A. Adams who are brothers of Burt A. Adams, a former member of our board of directors and our former President and Chief Operating Officer. During 2008, we purchased supplies and materials from Ralow in an aggregate amount of approximately $747,000.

Related Party Transaction Approval Policy
Our board of directors have adopted a written policy relating to the approval of transactions with related persons. For purposes of this policy, a related person transaction is one in which Allis-Chalmers was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Pursuant to the policy, all related party transactions must be reviewed and approved by the audit committee of our board of directors.
Director Independence
Under rules adopted by the New York Stock Exchange, no member of the board of directors qualifies as independent unless the board of directors affirmatively determines that the director has no material relationship with us. The board of directors considers all relevant facts and circumstances in making a determination of independence. In its determination of independence, the board of directors reviews and considers all relationships and transactions between each director, his or her family members or any business, charity or other entity in which the director has an interest, on the one hand, and we, our affiliates or entities in which a member of our senior management has an interest, on the other. As a result of its independence reviews, the board of directors has affirmatively determined that Messrs. Afdhal, Akram, Hennessy, Germack, McConnaughy, Nederlander and Tankel are “independent” as that term is defined under the corporate governance rules of the New York Stock Exchange and applicable rules of the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees and Services
The following table shows the aggregate fees for professional services rendered by UHY LLP during the years ended December 31, 2008 and 2007.

	Fiscal Year
Fee Category	2008	2007

Audit Fees(1)	$1,038,459	$1,111,415
Audit Related Fees(2)	189,621	88,435
Tax Fees	—	—
All Other Fees	—	—

	$1,228,080	$1,199,850

(1)	Includes fees and out-of-pocket charges paid for audit of our annual financial statements and reviews of the related quarterly financial statements.

(2)
Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting and reporting consultations.

Pre-Approval Policies and Procedures
We have adopted a policy that the Audit Committee must approve in advance all audit and non-audit services provided by our independent accountants. All of the audit and audit-related services, and the fees therefor, provided by UHY LLP in 2008 and 2007 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
None.
(2) Financial Statement Schedules
None.
(3) Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this annual report on Form 10-K/A or incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2009.

/s/ Munawar H. Hidayatallah Munawar H. Hidayatallah
Chief Executive Officer and Chairman
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ Munawar H. Hidayatallah Munawar H. Hidayatallah	Chairman and Chief Executive Officer (Principle Executive Officer)	April 29, 2009

/s/ Victor M. Perez Victor M. Perez	Chief Financial Officer (Principal Financial Officer)	April 29, 2009

/s/ Bruce Sauers Bruce Sauers	Chief Accounting Officer (Principal Accounting Officer)	April 29, 2009

/s/ Ali H. M. Afdhal Ali H. M. Afdhal	Director	April 29, 2009

Munir Akram	Director	April 29, 2009

/s/ Alejandro P. Bulgheroni Alejandro P. Bulgheroni	Director	April 29, 2009

/s/ Victor F. Germack Victor F. Germack	Director	April 29, 2009

James M. Hennessy	Director	April 29, 2009

/s/ John E. McConnaughy, Jr. John E. McConnaughy, Jr.	Director	April 29, 2009

Robert E. Nederlander	Director	April 29, 2009

/s/ Zane Tankel Zane Tankel	Director	April 29, 2009

/s/ Leonard Toboroff Leonard Toboroff	Director	April 29, 2009

EXHIBIT INDEX

Exhibit	Description

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

2.9
Asset Purchase Agreement dated November 10, 2004 by and among AirComp LLC, a Delaware limited liability company, Diamond Air Drilling Services, Inc., a Texas corporation, and Marquis Bit Co., L.L.C., a New Mexico limited liability company, Greg Hawley and Tammy Hawley, residents of Texas and Clay Wilson and Linda Wilson, residents of New Mexico (incorporated by reference to Exhibit 10.61 to the Registrant’s the Current Report on Form 8-K filed on November 16, 2004).

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

2.19
Asset Purchase Agreement, dated as of October 25, 2006, by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006).

2.20
Agreement and Plan of Merger by and among the Registrant, Bronco Drilling Company, Inc. and Elway Merger Sub, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 24, 2008).

2.21
First Amendment, dated as of June 1, 2008, to the Agreement and Plan of Merger by and among the Registrant, Bronco Drilling Company, Inc. and Elway Merger Sub, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 2, 2008).

2.22	Stock Purchase Agreement, dated December 19, 2008, by and between the Registrant and BrazAlta Resources Corp. (filed as Exhibit 2.22 to the Registrant’s Form 10-K filed on March 9, 2009).

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2
Certificate of Designation, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock ($.01 Par Value) of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).

3.3	Second Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report of Form 8-K filed April 3, 2008).

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

Exhibit		Description

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

10.4	*	Allis-Chalmers Savings Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.5	*	Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

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

10.8
Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation and others (incorporated by reference to Exhibit 99.2 Registrant’s Current Report on Form 8-K filed on May 15, 2001).

10.9	*
Executive Employment Agreement, dated April 1, 2007, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 6, 2007).

10.10	*
Amendment to Executive Employment Agreement, dated as of December 31, 2008, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 7, 2009).

10.11	*
Executive Employment Agreement, effective April 3, 2007, by and between the Registrant and Victor M. Perez (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 6, 2007).

10.12	*
Executive Employment Agreement, effective July 1, 2007, by and between the Registrant and Terrence P. Keane (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 24, 2007).

10.13	*
Amendment to Employment Agreement among the Registrant, AirComp LLC and Terrene P. Keane, effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 1, 2008).

10.14	*
Second Amendment to Executive Employment Agreement, dated December 31, 2008, by and between the Registrant, and Terrene P. Keane (filed as Exhibit 10.14 to the Registrant’s Form 10-K filed on March 9, 2009).

10.15	*
Executive Employment Agreement, dated December 3, 2007, by and between the Registrant and Theodore F. Pound III (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 6, 2007).

10.16	*
Executive Employment Agreement, effective July 1, 2007, by and between the Registrant and David K. Bryan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 13, 2007).

10.17	*
Amendment to Executive Employment Agreement, dated December 31, 2008, by and between Strata Directional Technology LLC and David K. Bryan (filed as Exhibit 10.17 to the Registrant’s Form 10-K filed on March 9, 2009).

10.18	*
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

10.23
First Amendment to Investor Rights Agreement, dated June 23, 2008, by and among the Registrant and the holders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008).

Exhibit		Description

10.24
Investors Rights Agreement dated as of August 18, 2006 by and among the Registrant and the investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

10.25	*	2003 Incentive Stock Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).

10.26	*
Form of Option Certificate issued pursuant to 2003 Incentive Stock Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.27	*	2006 Incentive Plan, as amended and restated (filed as Exhibit 10.27 to the Registrant’s Form 10-K filed on March 9, 2009).

10.28	*	Form of Employee Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 18, 2006).

10.29	*
Form of Employee Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on September 18, 2006).

10.30	*	Form of Employee Incentive Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on September 18, 2006).

10.31
Form of Non-Employee Director Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on September 18, 2006).

10.32	*
Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on September 18, 2006).

10.33	*
Form of Performance Award Agreement, as amended and restated effective December 31, 2008, pursuant to the Registrants’ 2006 Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Form 10-K filed on March 9, 2009).

10.34
Second Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 7, 2009).

10.35
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 3, 2007, by and among the Registrant, the guarantors named thereto, Royal Bank of Canada and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 6, 2007).

10.36
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 29, 2008, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 7, 2009).

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

10.42		Form of Convertible Subordinated Secured Debenture (incorporate by reference to Schedule E to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 6, 2008).

10.43	*	Agreement, dated April 1, 2007, by and between the Registrant and David Wilde (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2007).

10.44
Mutual Termination and Release Agreement, dated August 8, 2008, by and among the Registrant, Bronco Drilling Company, Inc. and Elway Merger Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2008).

21.1		Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registrant’s Form 10-K filed on March 9, 2009).

23.1		Consent of UHY LLP (filed as Exhibit 23.1 to the Registrant’s Form 10-K filed on March 9, 2009).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement.