Form 10-Q
period 2009-06-30
Allis Chalmers Energy Inc.
filed 2009-08-06
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
At August 1, 2009 there were 71,369,635 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$59,359	$6,866
Trade receivables, net	99,027	157,871
Inventories	36,561	39,087
Deferred income tax asset	6,642	6,176
Prepaid expenses and other	14,109	15,238

Total current assets	215,698	225,238

Property and equipment, net	767,665	760,990
Goodwill	43,273	43,273
Other intangible assets, net	34,997	37,371
Debt issuance costs, net	10,611	12,664
Deferred income tax asset	9,577	3,993
Other assets	21,700	31,522

Total assets	$1,103,521	$1,115,051

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$15,559	$14,617
Trade accounts payable	35,257	62,078
Accrued salaries, benefits and payroll taxes	19,156	20,192
Accrued interest	15,669	18,623
Accrued expenses	21,506	26,642

Total current liabilities	107,147	142,152

Long-term debt, net of current maturities	483,210	579,044
Deferred income tax liability	8,215	8,253
Other long-term liabilities	1,588	2,193

Total liabilities	600,160	731,642

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; liquidation value $1,000 per share (25,000,000 shares authorized, 36,393 shares issued and outstanding at June 30, 2009 and no shares issued at December 31, 2008)	34,183	—
Common stock, $0.01 par value (100,000,000 shares authorized; 71,369,635 issued and outstanding at June 30, 2009 and 35,674,742 issued and outstanding at December 31, 2008)	714	357
Capital in excess of par value	422,775	334,633
Retained earnings	45,689	48,419

Total stockholders’ equity	503,361	383,409

Total liabilities and stockholders’ equity	$1,103,521	$1,115,051

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$112,505	$163,135	$257,608	$316,317

Operating costs and expenses Direct costs	87,239	104,329	190,373	202,840
Depreciation	19,181	15,225	38,552	29,727
Selling, general and administrative	15,525	14,842	29,165	30,313
Loss on asset disposition	1,916	—	1,916	—
Amortization	1,187	1,071	2,374	2,187

Total operating costs and expenses	125,048	135,467	262,380	265,067

Income (loss) from operations	(12,543)	27,668	(4,772)	51,250

Other income (expense):
Interest expense	(13,221)	(12,036)	(26,728)	(24,077)
Interest income	9	1,538	14	2,690
Gain on debt extinguishment	26,365	—	26,365	—
Other	(485)	369	(268)	476

Total other income (expense)	12,668	(10,129)	(617)	(20,911)

Income (loss) before income taxes	125	17,539	(5,389)	30,339

Provision for income taxes	(215)	(6,981)	2,694	(11,731)

Net income (loss)	(90)	10,558	(2,695)	18,608

Preferred stock dividend	(35)	—	(35)	—

Net income (loss) attributed to common stockholders	$(125)	$10,558	$(2,730)	$18,608

Net income (loss) per common share:
Basic	$0.00	$0.30	$(0.08)	$0.53
Diluted	$0.00	$0.30	$(0.08)	$0.53
Weighted average shares outstanding:
Basic	36,959	35,018	36,087	34,928
Diluted	36,959	35,534	36,087	35,386
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(2,695)	$18,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,926	31,914
Amortization and write-off of debt issuance costs	1,151	1,038
Stock-based compensation	2,345	4,385
Allowance for bad debts	3,565	636
Deferred taxes	(6,088)	4,309
Gain on sale of property and equipment	(602)	(537)
Loss on asset disposition	1,916	—
Gain on debt extinguishment	(26,365)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivable	55,279	(13,887)
Decrease (increase) in inventories	2,526	(4,498)
Decrease (increase) in prepaid expenses and other current assets	7,411	(178)
Decrease (increase) in other assets	1,120	(3,657)
Increase (decrease) in trade accounts payable	(27,170)	8,667
Increase (decrease) in accrued interest	(2,954)	319
Increase (decrease) in accrued expenses	(5,760)	4,533
Increase (decrease) in accrued salaries, benefits and payroll taxes	(1,036)	5,012
(Decrease) in other long-term liabilities	(605)	(249)

Net Cash Provided By Operating Activities	42,964	56,415

Cash Flows from Investing Activities:
Investment in note receivable	—	(40,000)
Deposits on asset commitments	10,032	(3,447)
Proceeds from sale of property and equipment	6,693	3,578
Purchase of property and equipment	(57,993)	(74,663)

Net Cash Used In Investing Activities	(41,268)	(114,532)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	120,337	—
Proceeds from exercises of options	—	609
Proceeds from long-term debt	25,000	17,946
Net borrowings (repayments) under line of credit	(36,500)	10,000
Payments on long-term debt	(57,396)	(4,102)
Tax benefits on stock-based compensation plans	—	72
Debt issuance costs	(644)	(21)

Net Cash Provided By Financing Activities	50,797	24,504

Net change in cash and cash equivalents	52,493	(33,613)

Cash and cash equivalents at beginning of period	6,866	43,693

Cash and cash equivalents at end of period	$59,359	$10,080

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, New Mexico, offshore in the Gulf of Mexico, and internationally, primarily in Argentina, Brazil, Bolivia and Mexico. We operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.
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
We have evaluated subsequent events through August 6, 2009, up to the time of filing this Form 10-Q with the SEC.
Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at June 30, 2009. Our senior notes, in the approximate aggregate amount of $430.2 million, trade “over the counter” in limited amounts and on an infrequent basis. Based on those trades we estimate the fair value of our senior notes to be approximately $297 million at June 30, 2009. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk. Additionally, due to the turmoil in the financial markets of 2008 and 2009, and its impact on investors of our senior notes, the price at which our senior notes trade may be affected by the investors’ financial distress and need for liquidity.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassification
Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform with the current period presentation.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. As allowed under SFAS No. 157, we adopted all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which were adopted on January 1, 2009 and neither adoption had any impact on our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. We adopted SFAS No. 141(R) on January 1, 2009 and there was no impact on our financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. The objective of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. GAAP principles. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS No. 142-3 on January 1, 2009 and there was no impact on our financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP SFAS No. 141(R)-1. FSP SFAS No. 141(R)-1 amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). FSP SFAS No. 141(R)-1 is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of FSP SFAS No. 141(R)-1 on January 1, 2009 and there was no impact on our financial position or results of operations.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS No. 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP SFAS No. 157-4 on April 1, 2009 and there was no impact on our financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP SFAS 107-1 and APB 28-1. FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim periods ending after June 15, 2009. We adopted the additional disclosure requirements in our June 30, 2009 financial statements and there was no impact on our financial position or results of operations.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 for the period ending June 30, 2009, which did not have an impact on our financial position or results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS No. 167 will have on our financial position and operating results.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 will require us to adjust references to authoritative accounting literature in our financial statements, but will not affect our financial position or operating results.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — STOCK-BASED COMPENSATION
Our net income (loss) for the three months ended June 30, 2009 and 2008 includes approximately $1.3 million and $1.8 million, respectively of compensation costs related to share-based payments. Our net income (loss) for the six months ended June 30, 2009 and 2008 includes approximately $2.3 million and $4.4 million, respectively, of compensation costs related to share-based payments. As of June 30, 2009 there was $1.0 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $456,000 to be recognized over the remainder of 2009 and approximately $538,000, $27,000 and $5,000 to be recognized during the years ended 2010, 2011 and 2012, respectively.
A summary of our stock option activity and related information is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at December 31, 2008	901,732	$10.95
Granted	120,000	1.23
Canceled	(207,000)	21.58
Exercised	—

Outstanding at June 30, 2009	814,732	$6.82	6.54	$0.13

Exercisable at June 30, 2009	682,732	$7.54	5.96	$0.00

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.
We utilize the Black-Scholes model to determine fair value, which incorporates assumptions to value stock-based awards. The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. We estimate forfeiture rates based on our historical experience. The following summarizes the assumptions used for the options granted in the six months ended June 30, 2009 Black-Scholes model:

For the Six Months Ended
June 30, 2009
Expected dividend yield	—
Expected price volatility	77.32%
Risk free interest rate	1.37%
Expected life of options	5 years
Weighted average fair value of options granted at market value	$0.77
No options were granted during the three months ended June 30, 2009 or for the six months ended June 30, 2008.
Restricted stock awards, or RSAs, activity during the six months ended June 30, 2009 were as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Nonvested at December 31, 2008	953,102	$15.34
Granted	17,000	1.23
Vested	(39,645)	13.31
Forfeited	(5,795)	16.69

Nonvested at June 30, 2009	924,662	$15.16

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — STOCK-BASED COMPENSATION (Continued)
We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. As of June 30, 2009, there was $6.8 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $2.0 million to be recognized over the remainder of 2009 and approximately $3.4 million, $1.2 million and $195,000 to be recognized during the years ended 2010, 2011 and 2012, respectively.
NOTE 3 — INVENTORIES
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Manufactured
Finished goods	$3,407	$2,821
Work in process	1,972	1,654
Raw materials	2,169	2,499

Total manufactured	7,548	6,974
Hammers	2,157	2,257
Drive pipe	264	443
Rental supplies	2,615	3,023
Chemicals and drilling fluids	3,992	3,698
Rig parts and related inventory	10,675	13,097
Coiled tubing and related inventory	1,357	1,817
Shop supplies and related inventory	7,953	7,778

Total inventories	$36,561	$39,087

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $43.3 million at June 30, 2009 and December 31, 2008. Based on impairment testing performed during 2008 pursuant to the requirements of SFAS No. 142, these assets were impaired to their current carrying values.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized under SFAS No. 142 relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to twenty years. Amortization of intangible assets for the three and six months ended June 30, 2009 were $1.2 million and $2.4 million, respectively, compared to $1.1 million and $2.2 million for the same periods in the prior year. At June 30, 2009, intangible assets totaled $35.0 million, net of $11.6 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — DEBT
Our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Senior notes	$430,238	$505,000
Term loans	65,982	49,609
Revolving line of credit	—	36,500
Seller notes	—	750
Notes payable to former directors	32	32
Insurance premium financing	1,993	991
Capital lease obligations	524	779

Total debt	498,769	593,661
Less: current maturities	15,559	14,617

Long-term debt, net of current maturities	$483,210	$579,044

Senior notes, bank loans and line of credit agreements
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc., or Specialty, and DLS Drilling, Logistics & Services Company, or DLS, to repay existing debt and for general corporate purposes. On June 29, 2009, we closed on a tender offer in which we purchased $30.6 million aggregate principal of our 9.0% senior notes for a total consideration of $650 per $1,000 principal amount.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc, or OGR. On June 29, 2009, we closed on a tender offer in which we purchased $44.2 million aggregate principal of our 8.5% senior notes for a total consideration of $600 per $1,000 principal amount.
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and had a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the U.S. We were in compliance with all debt covenants as of June 30, 2009 and December 31, 2008. On April 9, 2009, we, along with certain of our subsidiaries, entered into a Third Amendment to our existing Second Amended and Restated Credit Agreement dated as of April 26, 2007, with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Third Amendment, among other things, modifies the leverage ratio and interest coverage ratio covenants of the Credit Agreement. In addition, permitted maximum capital expenditures were reduced to $85.0 million for 2009 compared to the previous limit of $120.0 million, which is consistent with our previously announced plans to limit capital expenditures for the year. As of June 30, 2009, we had no borrowings under the facility and at December 31, 2008 we had $36.5 million of borrowings outstanding. Availability under the facility was reduced by outstanding letters of credit of $5.1 million and $5.8 million at June 30, 2009 and December 31, 2008, respectively. The credit agreement loan rates are based on prime or LIBOR plus a margin. The weighted average interest rate was 4.6% at December 31, 2008.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — DEBT (Continued)
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 3.3% and 5.1% as of June 30, 2009 and December 31, 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of June 30, 2009 and December 31, 2008 was $1.8 million and $2.5 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. Each drawdown shall be repaid over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of June 30, 2009 and December 31, 2008. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 5.5% and 6.9% at June 30, 2009 and December 31, 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of June 30, 2009 and December 31, 2008 was $23.0 million and $25.0 million, respectively.
As part of our acquisition of BCH Ltd, or BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of June 30, 2009 and December 31, 2008. The credit facility loan is denominated in U.S. dollars and interest rates are based on LIBOR plus a margin. At June 30, 2009 and December 31, 2008, the outstanding amount of the loan was $16.2 million and $22.1 million and the interest rate was 3.8% and 6.0%, respectively.
On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At June 30, 2009, the outstanding amount of the loan was $25.0 million.
Notes payable
In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bore interest at 5.0% and was paid in full in April 2009 in accordance with its terms.
In 2000, we compensated directors, including current director Robert Nederlander, who served on the board of directors from 1989 to June 30, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. As of June 30, 2009 and December 31, 2008, the principal and accrued interest on these notes totaled approximately $32,000.
In April 2008 and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $21,000 and $991,000 at June 30, 2009 and December 31, 2008, respectively. In April 2009 and June 2009, we obtained insurance premium financings in the aggregate amount of $2.4 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, the amount outstanding is paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $2.0 million as of June 30, 2009.
Other debt
As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $524,000 at June 30, 2009 and $779,000 at December 31, 2008.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — STOCKHOLDERS’ EQUITY
We recognized approximately $2.3 million of compensation expense related to share-based payments in the first six months of 2009 that was recorded as capital in excess of par value (see Note 2).
In June 2009, we closed our previously announced backstopped rights offering and private placement of convertible preferred stock and received proceeds of approximately $120.3 million net of $5.3 million offering expenses. Pursuant to an Investment Agreement, Lime Rock Partners V, L.P., or Lime Rock, agreed to backstop the rights offering by purchasing, at the subscription price, shares of common stock not purchased by our existing stockholders. We sold 15,794,644 shares of our common stock to existing stockholders who exercised their rights through the rights offering and 19,889,044 shares of common stock to Lime Rock, at a price of $2.50 per share.
We also issued 36,393 shares of 7.0% convertible perpetual preferred stock to Lime Rock and received proceeds of approximately $34.2 million net of $2.2 million offering expenses. The preferred stock has an initial liquidation preference of $1,000 per share and is adjusted to $3,000 per share solely upon ordinary liquidation events. Dividends on the preferred stock are declared quarterly if approved by our Board of Directors and dividends accumulate if not paid. The preferred stock is, with respect to dividend rights and rights upon liquidation, winding-up, or dissolution: (1) senior to common stock; (2) on a parity with any class of capital stock established after the original issue date when the terms of which provide that it will rank on a parity with the preferred stock; (3) junior to each class of capital stock or series of preferred stock established after the original issue date when the terms of such issuance expressly provide that it will rank senior to the preferred stock; and (4) junior to all our existing and future debt obligations and other liabilities, including claims of trade creditors.
Each share of the preferred stock is convertible at the holder’s option, at any time into 390.2439 shares of our common stock under certain conditions, subject to specified adjustments. This conversion rate represents an equivalent conversion price of approximately $2.56 per share. Conversion is limited to the earlier of June 26, 2012 or the date on which the transfer restrictions included in the Investment Agreement expire, unless immediately after giving effect to such conversion, such person or group would not beneficially own a number of shares of our common stock exceeding 35% of the total number of issued and outstanding shares of common stock, unless we have given prior written consent to such conversion. In addition, we will be able to cause the preferred stock to be converted into common stock five years after issuance if our common stock is trading at a premium of 300% to the conversion price for 30 consecutive trading days prior to our issuance of a press release announcing the mandatory conversion. Generally, the preferred stock vote together with the common stock on an as-converted basis, however, the preferred stock voting rights held by any person or group when aggregated with common stock would be limited to 35% of all the votes to be cast by all stockholders, including holders of common stock.
NOTE 7 — LOSS ON ASSET DISPOSITION
During the three months ended June 30, 2009, we recorded a $1.9 million loss on asset disposition in our Drilling and Completion segment. The insurance proceeds related to damages incurred on a blow-out which destroyed one of our drilling rigs were not sufficient to cover the book value of the rig and related assets.
NOTE 8 — GAIN ON DEBT EXTINGUISHMENT
We recorded a gain of $26.4 million as a result of a tender offer that we completed on June 29, 2009. We purchased $30.6 million aggregate principal of our 9.0% senior notes and $44.2 million aggregate principal of 8.5% senior notes for approximately $46.4 million. We also wrote-off $1.5 million of debt issuance costs related to the retired notes and we incurred approximately $466,000 in expenses related to the transactions.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — INCOME PER COMMON SHARE
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(90)	$10,558	$(2,695)	$18,608
Preferred stock dividend	(35)	—	(35)	—

Net income (loss) attributed to common stockholders	$(125)	$10,558	$(2,730)	$18,608

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	36,959	35,018	36,087	34,928

Effect of potentially dilutive common shares:
Warrants and employee and director stock options and restricted shares		516	—	458

Weighted average common shares outstanding and assumed conversions	36,959	35,534	36,087	35,386

Net income (loss) per common share
Basic	$0.00	$.30	$(0.08)	$0.53

Diluted	$0.00	$.30	$(0.08)	$0.53

Potentially dilutive securities excluded as anti-dilutive	15,698	472	15,698	548

Convertible preferred stock and share based compensation shares of approximately 787,000 and 435,000 were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2009, respectively as the effect would have been anti-dilutive (e.g., those that increase income per share) due to the net loss for the period.
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
	June 30,
	2009	2008
Cash paid for interest and income taxes:
Interest	$28,329	$23,087
Income taxes	1,354	12,595

Non-cash activities:
Insurance premium financed	2,381	2,767
Assets transferred to joint venture investment	1,330	—
Preferred stock dividend	35	—

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and revolving credit facility and (iii) the subsidiaries that are not guarantors of the senior notes and revolving credit facility (in thousands, except for share and per share amounts).
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2009 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$51,929	$7,430	$—	$59,359
Trade receivables, net	—	47,898	53,497	(2,368)	99,027
Inventories	—	18,751	17,810	—	36,561
Intercompany receivables	—	37,423	—	(37,423)	—
Note receivable from affiliate	23,495	—	—	(23,495)	—
Prepaid expenses and other	477	8,032	12,242	—	20,751

Total current assets	23,972	164,033	90,979	(63,286)	215,698
Property and equipment, net	—	513,150	254,515	—	767,665
Goodwill	—	23,251	20,022	—	43,273
Other intangible assets, net	483	27,182	7,332	—	34,997
Debt issuance costs, net	10,460	151	—	—	10,611
Note receivable from affiliates	7,230	—	—	(7,230)	—
Investments in affiliates	938,127	—	—	(938,127)	—
Other assets	9,455	19,279	2,543	—	31,277

Total assets	$989,727	$747,046	$375,391	$(1,008,643)	$1,103,521

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$32	$5,290	$10,237	$—	$15,559
Trade accounts payable	—	14,858	22,767	(2,368)	35,257
Accrued salaries, benefits and payroll taxes	—	2,136	17,020	—	19,156
Accrued interest	15,101	243	325	—	15,669
Accrued expenses	4,733	7,431	9,342	—	21,506
Intercompany payables	36,262	—	1,161	(37,423)	—
Note payable to affiliate	—	—	23,495	(23,495)	—

Total current liabilities	56,128	29,958	84,347	(63,286)	107,147
Long-term debt, net of current maturities	430,238	21,703	31,269	—	483,210
Note payable to affiliate	—	—	7,230	(7,230)	—
Deferred income tax liability	—	—	8,215	—	8,215
Other long-term liabilities	—	26	1,562	—	1,588

Total liabilities	486,366	51,687	132,623	(70,516)	600,160

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	714	3,526	42,963	(46,489)	714
Capital in excess of par value	422,775	570,512	136,839	(707,351)	422,775
Retained earnings	45,689	121,321	62,966	(184,287)	45,689

Total stockholders’ equity	503,361	695,359	242,768	(938,127)	503,361

Total liabilities and stockholders equity	$989,727	$747,046	$375,391	$(1,008,643)	$1,103,521

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$110,705	$148,173	$(1,270)	$257,608

Operating costs and expenses
Direct costs	—	72,243	119,400	(1,270)	190,373
Depreciation	—	28,222	10,330	—	38,552
Selling, general and administrative	1,986	19,956	7,223	—	29,165
Loss on asset disposition	—	—	1,916	—	1,916
Amortization	23	1,961	390	—	2,374

Total operating costs and expenses	2,009	122,382	139,259	(1,270)	262,380

Income (loss) from operations	(2,009)	(11,677)	8,914	—	(4,772)

Other income (expense):
Equity earnings in affiliates, net of tax	(2,600)	—	—	2,600	—
Interest, net	(24,486)	(21)	(2,207)	—	(26,714)
Gain on debt extinguishment	26,365	—	—	—	26,365
Other	35	(106)	(197)	—	(268)

Total other income (expense)	(686)	(127)	(2,404)	2,600	(617)

Net income (loss)before income taxes	(2,695)	(11,804)	6,510	2,600	(5,389)

Provision for income taxes	—	4,046	(1,352)	—	2,694

Net income (loss)	(2,695)	(7,758)	5,158	2,600	(2,695)

Preferred stock dividend	(35)	—	—	—	(35)

Net income (loss) attributed to common stockholders	$(2,730)	$(7,758)	$5,158	$2,600	$(2,730)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$44,738	$68,384	$(617)	$112,505

Operating costs and expenses
Direct costs	—	30,948	56,908	(617)	87,239
Depreciation	—	13,913	5,268	—	19,181
Selling, general and administrative	1,044	10,788	3,693	—	15,525
Loss on asset disposition	—	—	1,916	—	1,916
Amortization	11	981	195	—	1,187

Total operating costs and expenses	1,055	56,630	67,980	(617)	125,048

Income (loss) from operations	(1,055)	(11,892)	404	—	(12,543)

Other income (expense):
Equity earnings in affiliates, net of tax	(13,212)	—	—	13,212	—
Interest, net	(12,202)	(13)	(997)	—	(13,212)
Gain on debt extinguishment	26,365	—	—	—	26,365
Other	14	(75)	(424)	—	(485)

Total other income (expense)	965	(88)	(1,421)	13,212	12,668

Net income (loss)before income taxes	(90)	(11,980)	(1,017)	13,212	125

Provision for income taxes	—	(258)	43	—	(215)

Net income (loss)	(90)	(12,238)	(974)	13,212	(90)

Preferred stock dividend	(35)	—	—	—	(35)

Net income (loss) attributed to common stockholders	$(125)	$(12,238)	$(974)	$13,212	$(125)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2009 (unaudited)

	Allis-Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(2,695)	$(7,758)	$5,158	$2,600	$(2,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23	30,183	10,720	—	40,926
Amortization and write-off of debt issuance costs	1,149	2	—	—	1,151
Stock based compensation	2,345	—	—	—	2,345
Allowance for bad debts	—	3,565	—	—	3,565
Equity earnings in affiliates	2,600	—	—	(2,600)	—
Deferred taxes	(4,783)	1	(1,306)	—	(6,088)
(Gain) on sale of equipment	—	(543)	(59)	—	(602)
Loss on asset disposition	—	—	1,916	—	1,916
Gain on debt extinguishment	(26,365)	—	—	—	(26,365)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	—	37,911	17,368	—	55,279
Decrease in inventories	—	631	1,895	—	2,526
(Increase) decrease in prepaid expenses and other current assets	7,520	2,422	(2,531)	—	7,411
(Increase) decrease in other assets	(34)	(902)	2,056	—	1,120
(Decrease) in trade accounts payable	—	(13,747)	(13,423)	—	(27,170)
(Decrease) increase in accrued interest	(2,831)	243	(366)	—	(2,954)
(Decrease) increase in accrued expenses	3,951	(6,410)	(3,301)	—	(5,760)
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(1,797)	761	—	(1,036)
(Decrease) in other long- term liabilities	—	(38)	(567)	—	(605)

Net Cash Provided By (Used In) Operating Activities	(19,120)	43,763	18,321	—	42,964

Cash Flows from Investing Activities:
Investment in affiliates	(3,500)	—	—	3,500	—
Deposits on asset commitments	—	10,616	(584)	—	10,032
Proceeds from sale of property and equipment	—	6,634	59	—	6,693
Purchase of property and equipment	—	(49,089)	(8,904)	—	(57,993)

Net Cash Used in Investing Activities	(3,500)	(31,839)	(9,429)	3,500	(41,268)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2009 (unaudited)

	Allis-Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	13,615	—	(13,615)	—
Accounts payable to affiliates	(13,591)	—	(24)	13,615	—
Proceeds from parent contributions	—	—	3,500	(3,500)	—
Proceeds from issuance of stock, net	120,337	—	—	—	120,337
Proceeds from long-term debt	—	25,000	—	—	25,000
Net repayment under line of credit	(36,500)	—	—	—	(36,500)
Payments on long-term debt	(47,135)	(1,380)	(8,881)	—	(57,396)
Debt issuance costs	(491)	(153)	—	—	(644)

Net Cash Provided By (Used In) Financing Activities	22,620	37,082	(5,405)	(3,500)	50,797

Net change in cash and cash equivalents	—	49,006	3,487	—	52,493
Cash and cash equivalents at beginning of period	—	2,923	3,943	—	6,866

Cash and cash equivalents at end of period	$—	$51,929	$7,430	$—	$59,359

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Six Months Ended June 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$183,451	$132,879	$(13)	$316,317

Operating costs and expenses
Direct costs	—	99,853	103,000	(13)	202,840
Depreciation	—	23,167	6,560	—	29,727
Selling, general and administrative	3,890	21,380	5,043	—	30,313
Amortization	23	2,147	17	—	2,187

Total operating costs and expenses	3,913	146,547	114,620	(13)	265,067

Income (loss) from operations	(3,913)	36,904	18,259	—	51,250

Other income (expense):
Equity earnings in affiliates, net of tax	43,700	—	—	(43,700)	—
Interest, net	(21,221)	60	(226)	—	(21,387)
Other	42	24	410	—	476

Total other income (expense)	22,521	84	184	(43,700)	(20,911)

Net income (loss)before income taxes	18,608	36,988	18,443	(43,700)	30,339

Provision for income taxes	—	(4,449)	(7,282)	—	(11,731)

Net income (loss)	$18,608	$32,539	$11,161	$(43,700)	$18,608

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended June 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$93,323	$69,818	$(6)	$163,135

Operating costs and expenses
Direct costs	—	49,988	54,347	(6)	104,329
Depreciation	—	11,834	3,391	—	15,225
Selling, general and administrative	1,514	10,647	2,681	—	14,842
Amortization	11	1,052	8	—	1,071

Total operating costs and expenses	1,525	73,521	60,427	(6)	135,467

Income (loss) from operations	(1,525)	19,802	9,391	—	27,668

Other income (expense):
Equity earnings in affiliates, net of tax	22,477	—	—	(22,477)	—
Interest, net	(10,409)	(16)	(73)	—	(10,498)
Other	15	(20)	374	—	369

Total other income (expense)	12,083	(36)	301	(22,477)	(10,129)

Net income (loss)before income taxes	10,558	19,766	9,692	(22,477)	17,539

Provision for income taxes	—	(2,938)	(4,043)	—	(6,981)

Net income (loss)	$10,558	$16,828	$5,649	$(22,477)	$10,558

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2008 (unaudited)

			Other
	Allis-Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$18,608	$32,539	$11,161	$(43,700)	$18,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23	25,314	6,577	—	31,914
Amortization and write-off of debt issuance costs	1,038	—	—	—	1,038
Stock based compensation	4,385	—	—	—	4,385
Allowance for bad debts	—	636	—	—	636
Equity earnings in affiliates	(43,700)	—	—	43,700	—
Deferred taxes	3,254	(114)	1,169	—	4,309
(Gain) on sale of property and equipment	—	(495)	(42)	—	(537)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(6,191)	(7,696)	—	(13,887)
(Increase) in inventories	—	(3,086)	(1,412)	—	(4,498)
(Increase) decrease in prepaid expenses and other current assets	—	1,312	(1,490)	—	(178)
(Increase) decrease in other assets	(4,897)	989	251	—	(3,657)
(Decrease) increase in trade accounts payable	—	(205)	8,872	—	8,667
Increase in accrued interest	50	25	244	—	319
(Decrease) increase in accrued expenses	(1,605)	5,602	536	—	4,533
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(143)	5,155	—	5,012
(Decrease) in other long- term liabilities	(31)	(56)	(162)	—	(249)

Net Cash Provided By (Used In) Operating Activities	(22,875)	56,127	23,163	—	56,415

Cash Flows from Investing Activities:
Notes receivable from affiliates	(3,075)	—	—	3,075	—
Investment in note receivable	(40,000)	—	—	—	(40,000)
Deposits on asset commitments	—	—	(3,447)	—	(3,447)
Proceeds from sale of property and equipment	—	3,535	43	—	3,578
Purchase of property and equipment	—	(34,968)	(39,695)	—	(74,663)

Net Cash Provided By (Used in) Investing Activities	(43,075)	(31,433)	(43,099)	3,075	(114,532)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2008 (unaudited)

			Other
	Allis-Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	55,290	—	—	(55,290)	—
Accounts payable to affiliates	—	(55,290)	—	55,290	—
Note payable to affiliate	—	—	3,075	(3,075)	—
Proceeds from exercises of options	609	—	—	—	609
Tax benefit on stock-based compensation plans	72	—	—	—	72
Proceeds from long-term debt	—	—	17,946	—	17,946
Net borrowing under line of credit	10,000	—	—	—	10,000
Payments on long-term debt	—	(2,914)	(1,188)	—	(4,102)
Debt issuance costs	(21)	—	—	—	(21)

Net Cash Provided By (Used In) Financing Activities	65,950	(58,204)	19,833	(3,075)	24,504

Net change in cash and cash equivalents	—	(33,510)	(103)	—	(33,613)
Cash and cash equivalents at beginning of period	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of period	$—	$7,666	$2,414	$—	$10,080

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12- SEGMENT INFORMATION
All of our segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Oilfield Services	$29,473	$68,653	$73,923	$136,556
Drilling and Completion	67,792	69,818	146,938	132,879
Rental Services	15,240	24,664	36,747	46,882

	$112,505	$163,135	$257,608	$316,317

Operating Income (Loss):
Oilfield Services	$(10,277)	$13,090	$(11,490)	$26,387
Drilling and Completion	403	9,391	8,912	18,259
Rental Services	588	9,266	4,536	15,488
General corporate	(3,257)	(4,079)	(6,730)	(8,884)

	$(12,543)	$27,668	$(4,772)	$51,250

Depreciation and Amortization:
Oilfield Services	$7,433	$5,961	$14,748	$11,591
Drilling and Completion	5,463	3,399	10,720	6,577
Rental Services	7,395	6,795	15,299	13,464
General corporate	77	141	159	282

	$20,368	$16,296	$40,926	$31,914

Capital Expenditures:
Oilfield Services	$4,028	$9,390	$8,060	$23,817
Drilling and Completion	39,069	21,165	43,708	39,694
Rental Services	935	4,415	6,191	11,106
General corporate	3	16	34	46

	$44,035	$34,986	$57,993	$74,663

Revenues:
United States	$40,622	$88,959	$102,823	$172,942
Argentina	52,871	69,809	115,654	132,450
Brazil	10,012	—	20,778	—
Other international	9,000	4,367	18,353	10,925

	$112,505	$163,135	$257,608	$316,317

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — SEGMENT INFORMATION (Continued)

	As of
	June 30,	December 31,
	2009	2008
Goodwill:
Oilfield Services	$23,250	$23,250
Drilling and Completion	20,023	20,023
Rental Services	—	—

	$43,273	$43,273

Assets:
Oilfield Services	$272,318	$309,901
Drilling and Completion	419,737	411,486
Rental Services	333,565	360,376
General corporate	77,901	33,288

	$1,103,521	$1,115,051

Long Lived Assets:
United States	$576,475	$573,975
Argentina	188,570	212,456
Brazil	78,950	79,568
Other international	43,828	23,814

	$887,823	$889,813

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled “Forward-Looking Statements” on page 41.
Overview of Our Business
We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Oklahoma, Louisiana, Arkansas, Pennsylvania, New Mexico, offshore in the Gulf of Mexico and internationally primarily in Argentina, Brazil, Bolivia and Mexico. We currently operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.
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
The number of active rigs drilling, or the rig count, is an important indicator of activity levels in the oil and natural gas industry. According to Baker Hughes, the rig count in the U.S. peaked at 2,031 in August 2008 but then declined to 1,721 as of December 26, 2008. According to Baker Hughes, the U.S. rig count was 943 as of July 24, 2009 compared to 1,957 one year earlier. The rapid decline in the U.S. rig count is due to the economic slowdown in the U.S. and the decrease in natural gas and oil prices which has impacted the capital expenditures of our customers. The turmoil in the financial markets and its impact on the availability of capital for our customers has also affected drilling activity in the U.S. Directional and horizontal rig counts, according to the Baker Hughes rig count, have also decreased and were 591 as of July 24, 2009 compared to 912 as of December 26, 2008 and 967 one year earlier.
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

Company Outlook
We believe that our revenue and operating income for our Oilfield Services and Rental Services segment will continue to suffer throughout the remainder of 2009, due to the reduction of our customers’ spending, the low price of natural gas and the resulting drop in the U.S. rig count. We have already taken steps in 2009 to reduce costs, including laying off employees and closing unprofitable operating locations. We have also attempted to convert our direct labor costs to a variable job day-rate bonus structure, established a new customer account management system with financial incentives for our sales force and executed on a strategy to deploy under-utilized assets to the most attractive domestic and international markets. Even with these steps, our Oilfield Services segment may continue to generate negative operating income in 2009 due to its reliance on the U.S. market. Although we expect our Rental Services segment to be negatively impacted in a material fashion by the industry wide reduction in drilling and completion activity, we believe that our Rental Services segment will still generate positive operating income, albeit on lower revenue and at reduced margins. We anticipate our Drilling and Completion segment results for the remainder of 2009 will continue to be impacted by the decrease in the utilization of drilling rigs in Argentina and one less available rig in Brazil due to a blow-out. We plan to redeploy rigs to Brazil and other international locations. In addition, our two new domestic drilling rigs will start operations in the third and fourth quarters of 2009 and we anticipate negative operating income from that operation until we are able to achieve economies of scale by having both rigs running at high utilization.
We expect to incur less general and administrative expenses in 2009 as we reduce our administrative staff to reflect the decline in our activity. Our net interest expense is dependent upon our level of debt and cash on hand, which are principally dependent on our capital expenditures and our cash flows from operations. We anticipate our interest expense for the remainder of 2009 to decline as we have repaid $74.8 million of our outstanding senior notes and all outstanding borrowings under our revolving credit facility and have excess cash as a result of our backstopped rights offering and private placement of preferred stock completed in June 2009. Offsetting some of those benefits will be the interest on our new $25.0 million loan facility utilized to acquire two new drilling rigs.
Demand for our services is dependent upon our customers’ capital spending plans. The capital expenditures of our customers have been impacted by both the decrease in oil and natural gas prices, which affects their cash flow and the decrease in the availability of capital resulting from the recent banking and credit crisis. The slowdown in economic activity caused by the recession has reduced demand for energy and resulted in lower oil and natural gas prices. We are monitoring the credit worthiness of our customers, as well as outstanding receivables, in light of the current credit crisis and as such increased our reserve for doubtful accounts significantly at June 30, 2009, but further reserves may be necessary in 2009.
We continue to monitor the effect of the global economic downturn on our industry, and the resulting impact on the capital spending budgets of our customers in order to estimate the effect on our company. We have reduced our planned capital spending significantly in 2009 compared to 2008. We believe that 2009 will be an extremely challenging year for our operations. We are optimistic that our cost saving measures and the $125.6 million in gross equity proceeds received in June 2009 from our backstopped rights offering and private placement of preferred stock, our strategy of international growth, offering new equipment and technology to our customers, and our focus on the U.S. land shale plays, will carry us through the current recession.
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

Comparison of Three Months Ended June 30, 2009 and 2008
Our revenues for the three months ended June 30, 2009 were $112.5 million, a decrease of 31.0% compared to $163.1 million for the three months ended June 30, 2008. All of our operating segments experienced a decline in revenue in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Both our Oilfield Services segment and Rental Services segment have a strong concentration in the U.S. domestic oil and natural gas market. Due to the decline in oil and natural gas prices and drilling activity, we have experienced a significant deterioration in both equipment utilization and pricing. Revenues in our Drilling and Completion segment declined in spite of the contribution of $10.0 million in revenues during the three months ended June 30, 2009 from our December 2008 acquisition of BCH. Our Drilling and Completion revenues from Argentina declined in the quarter ended June 30, 2009 due to decreased rig utilization and a decrease in rig rates as a result of lower commodity prices.
Our direct costs for the three months ended June 30, 2009 decreased 16.4% to $87.2 million, or 77.5% of revenues, compared to $104.3 million, or 64.0%, of revenues for the three months ended June 30, 2008. Our direct costs in our Oilfield Services and Rental Services segments decreased in absolute dollars in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, but our revenues in our Oilfield Services and Rental Services segments decreased faster during the quarter than the reduction in direct costs. Our Oilfield Services segment revenues for the three months ended June 30, 2009 decreased 57.1% from revenues for the three months ended June 30, 2008, while the direct costs decreased 40.5% over that same period. This unfavorable variance was primarily associated with the fact that not all of our direct costs are variable and therefore do not fluctuate with revenues. In addition, we had $868,000 of expenses recorded during the three months ended June 30, 2009 related to severance payments, the closing of unprofitable locations and downsizing other locations. Our Oilfield Services segment has also been impacted by pricing pressure that decreases revenues but has no impact on direct costs.
Our Rental Services segment revenues for the three months ended June 30, 2009 decreased 38.2% from revenues in the Rental Services segment for the three months ended June 30, 2008, while the direct costs decreased 21.7% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, pricing pressure has reduced our Rental Services revenues but had no impact on our direct costs. Direct costs in our Drilling and Completion segment increased $2.0 million for the three months ended June 30, 2009 compared to three months ended June 30, 2008. Direct costs related to our December 2008 acquisition of BCH were $6.6 million during the three months ended June 30, 2009 and were offset by reduced costs as a result of reduced activity in our Drilling and Completion operation in Argentina. Our Drilling and Completion segment revenues for the three months ended June 30, 2009 decreased 2.9% from revenues for the three months ended June 30, 2008, while the direct costs increased 3.6% over that same period. This unfavorable variance is primarily attributed to lower utilization of our drilling and service rigs during the three months ended June 30, 2009 compared to the same period of the prior year. Additionally, workforce reductions in response to market conditions are difficult to implement in the labor environment in Argentina.
Depreciation expense increased 26.0% to $19.2 million for the three months ended June 30, 2009 from $15.2 million for the three months ended June 30, 2008. The primary increase in depreciation expense is due to our capital expenditure programs in 2008, principally the addition of new service rigs and one drilling rig in Argentina and the expansion of our coiled tubing fleet. Depreciation expense as a percentage of revenues increased to 17.0% for the second quarter of 2009, compared to 9.3% for the second quarter of 2008, due to the decrease in revenues as a result of the decline in U.S. drilling activity. The acquisition of BCH at the end of 2008 contributed an additional $0.9 million of depreciation expense in the three months ended June 30, 2009.
Selling, general and administrative expense was $15.5 million for the three months ended June 30, 2009 compared to $14.8 million for the three months ended June 30, 2008. Selling, general and administrative expense increased due to additional reserves for bad debts which were partially offset by cost reduction steps that were made in the three months ended June 30, 2009 in response to market conditions and a decrease related to the amortization of share-based compensation arrangements. During the three months ended June 30, 2009, we recorded bad debt expense of $3.2 million compared to $369,000 for the three months ended June 30, 2008. Selling, general and administrative expense includes share-based compensation expense of $1.3 million in the second quarter of 2009 and $1.8 million in the second quarter of 2008. As a percentage of revenues, selling, general and administrative expenses were 13.8% for the three months ended June 30, 2009 compared to 9.1% for the same period in the prior year.
During the three months ended June 30, 2009, we recorded a $1.9 million loss on an asset disposition from the total loss of a rig from a blowout in our Drilling and Completion segment. The anticipated insurance proceeds for the loss are not sufficient to cover the book value of the rig and related assets.

Amortization expense was $1.2 million for the three months ended June 30, 2009 compared to $1.1 million for the three months ended June 30, 2008.
We had a $12.5 million loss from operations for the three months ended June 30, 2009, compared to $27.7 million in income from operations for the three months ended June 30, 2008, for a total decrease of $40.2 million. The loss from operations in the second quarter of 2009 is due to the increase in direct costs and depreciation as a percentage of revenues, as revenues decreased more quickly than our cost reductions. The three months ended June 30, 2009 was also negatively affected by an additional $2.8 million of bad debt reserves compared to the three months ended June 30, 2008, a $1.9 million loss on an asset disposition and $1.6 million of restructuring costs.
Our interest expense was $13.2 million for the three months ended June 30, 2009, compared to $12.0 million for the three months ended June 30, 2008. During 2009, we increased borrowings under our revolving credit facility. On June 29, 2009 we prepaid the then $35.0 million outstanding loan balance under our revolving credit facility, except for $5.1 million in outstanding letters of credit, with proceeds from the $125.6 million equity issuances. This compares to an outstanding loan balance of $10.0 million at June 30, 2008 under our revolving credit facility. In 2008, through our DLS subsidiary in Argentina, we also entered into a new $25.0 million import finance facility with a bank to fund a portion of the purchase price of new drilling and service rigs. Interest expense also increased due to the acquisition of BCH at the end of 2008. BCH had a $22.1 million term loan facility at December 31, 2008 which was reduced to $16.2 million at June 30, 2009. Interest expense includes amortization expense of debt issuance costs of $596,000 and $519,000 for the three months ended June 30, 2009 and 2008, respectively.
Our interest income was $9,000 for the three months ended June 30, 2009, compared to $1.5 million for the three months ended June 30, 2008. In January 2008, we invested $40.0 million into a 15% convertible subordinated secured debenture with BCH. We earned interest on this note up until December 31, 2008, when we acquired all of the outstanding stock of BCH.
During the three months ended June 30, 2009, we recorded a gain of $26.4 million as a result of a tender offer that we completed on June 29, 2009. We purchased $30.6 million aggregate principal of our 9.0% senior notes and $44.2 million aggregate principal of 8.5% senior notes for approximately $46.4 million. We also wrote-off $1.5 million of debt issuance costs related to the retired notes and we incurred approximately $466,000 in expenses related to the transactions.
Our income tax expense for the three months ended June 30, 2009 was $215,000, compared to an income tax expense of $7.0 million, or 39.8% of our net income before income taxes for 2008. The income tax expense recorded for the three months ended June 30, 2009 exceeded our income before income taxes for that same period. One of our international subsidiaries is generating a tax net operating loss and the future utilization of such net operation loss for tax purposes is uncertain. Our U.S. effective tax rate was 22.7% for the three months ended June 30, 2009, compared to 37.4% for the same period in the prior year. Due to the gain on debt extinguishment, we have pre-tax income from our U.S. operations in the three months ended June 30, 2009, but the tax computed on that income was offset by a change in effective rate for the year from 33.0% at March 31, 2009 to 34.0% at June 30, 2009 being applied to our cumulative net loss from U.S. operations. Our international effective tax rate was 4.3% for the three months ended June 30, 2009, compared to 41.7% for the same period in the prior year due to the impact of foreign currency losses and the increase in the portion of income in the second quarter of 2009 that was generated in non-taxable jurisdictions.
We had a net loss of $90,000 for the three months ended June 30, 2009, compared to net income of $10.6 million for the three months ended June 30, 2008 due to the foregoing reasons.

The following table compares revenues and income (loss) from operations for each of our business segments for the quarter ended June 30, 2009 and 2008. Income (loss) from operations consists of our revenues and the loss on an asset disposition less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)

Oilfield Services	$29,473	$68,653	$(39,180)	$(10,277)	$13,090	$(23,367)
Drilling and Completion	67,792	69,818	(2,026)	403	9,391	(8,988)
Rental Services	15,240	24,664	(9,424)	588	9,266	(8,678)
General corporate	—	—	—	(3,257)	(4,079)	822

Total	$112,505	$163,135	$(50,630)	$(12,543)	$27,668	$(40,211)

Oilfield Services
Revenues for our Oilfield Services segment were $29.5 million for the three months ended June 30, 2009, a decrease of 57.1% compared to $68.7 million in revenues for the three months ended June 30, 2008. Income from operations decreased $23.4 million and resulted in loss from operations of $10.3 million in the second quarter of 2009 compared to income from operations of $13.1 million in the second quarter of 2008. Our Oilfield Services segment revenues and operating income for the second quarter of 2009 decreased compared to the second quarter of 2008 due to weak market conditions that resulted in reduced demand for our services and a significant deterioration in the pricing for our services. During the three months ended June 30, 2009, we incurred $868,000 of costs related to closing unprofitable locations and downsizing other locations in our Oilfield Services segment. In addition, we increased our bad debt reserve by recording $2.4 million of bad debt expense for the Oilfield Services segment during the three months ended June 30, 2009 as a result of the decreased oil and natural gas prices and the financial difficulties that some of our customers are facing. Or bad debt expense for the three months ended June 30, 2008 was only $219,000. Depreciation and amortization expense for the Oilfield Services segment increased by $1.5 million or 24.7% in the second quarter of 2009 compared to the second quarter of the previous year, due to capital expenditures completed during 2008, including six coiled tubing units delivered in the last half of 2008. We have not realized the benefits of these capital expenditures due to decreased utilization and pricing of our equipment as a result of the decline in U.S. drilling activity.
Drilling and Completion
Revenues for the quarter ended June 30, 2009 for the Drilling and Completion segment were $67.8 million, a decrease of 2.9% compared to $69.8 million in revenues for the quarter ended June 30, 2008. Income from operations decreased to $403,000 in the second quarter of 2009 compared to $9.4 million in the second quarter of 2008. This reduction was due to: (1) an increase of $2.1 million, or 60.7%, in depreciation and amortization in the second quarter of 2009; (2) a $1.9 million non-cash loss recorded in the three months ended June 30, 2009 on a rig destroyed in a blow-out; (3) reduced rig utilization and rig rates in Argentina during the three months ended June 30, 2009; (4) increased labor and other costs in Argentina during the three months ended June 30, 2009; and (5) $329,000 of costs incurred to consolidate operating locations in Brazil during the three months ended June 30, 2009. The increase in depreciation and amortization expense was the result of the addition of new rigs in Argentina and the acquisition of BCH. Our Drilling and Completion segment revenues for the second quarter of 2009 included $10.0 million of revenue generated from the acquisition of BCH at the end of 2008.
Rental Services
Revenues for the quarter ended June 30, 2009 for the Rental Services segment were $15.2 million, a decrease from $24.7 million in revenues for the quarter ended June 30, 2008. Income from operations decreased to $588,000 in the second quarter of 2009 compared to $9.3 million in the second quarter of 2008. Our Rental Services segment revenues and operating income for the second quarter of 2009 decreased compared to the prior year due primarily to the decrease in utilization of our rental equipment and a more competitive pricing environment due to a decrease in drilling activity in the U.S. The decrease in income from operations in the second quarter of 2009 is also due to $800,000 of bad debt expense to increase the bad debt reserve for Rental Services segment customers who are facing financial difficulties, and $235,000 of costs related to closing a rental yard and reducing our workforce. Bad debt expense for the second quarter of 2008 was only $150,000. In addition, depreciation and amortization expense for our Rental Services segment increased $600,000, or 8.8%, in the second quarter of 2009 compared to the second quarter of 2008 due to capital expenditures made during 2008.

General Corporate
General corporate expenses decreased $0.8 million to $3.3 million for the three months ended June 30, 2009 compared to $4.1 million for the three months ended June 30, 2008. The decrease was due to the decrease in payroll costs and benefits due to reduced management and accounting and administrative staff and the decrease in share-based compensation expense. Share-based compensation expense included in general corporate expense was $1.0 million in the second quarter of 2009 compared to $1.5 million in the second quarter of 2008.
Comparison of Six Months Ended June 30, 2009 and 2008
Our revenues for the six months ended June 30, 2009 were $257.6 million, a decrease of 18.6% compared to $316.3 million for the six months ended June 30, 2008. The decrease in revenues is due to the decrease in revenues in our Oilfield Services and our Rental Services segments, offset in part by an increase in revenues in our Drilling and Completion segment. The increase in revenues in our Drilling and Completion segment was due to the acquisition of BCH offset by lower rig utilization and pricing in our Drilling and Completion operation conducted in Argentina. The Drilling and Completion segment generated $146.9 million in revenues for the six months ended June 30, 2009 compared to $132.9 million for the six months ended June 30, 2008. BCH generated $20.8 million of revenues for the six months ended June 30, 2009. Our Oilfield Services segment revenues decreased to $73.9 million for the six months ended June 30, 2009 compared to $136.6 million for the six months ended June 30, 2008. Revenues for our Rental Services segment decreased to $36.7 million for the six months ended June 30, 2009 compared to $46.9 million for the six months ended June 30, 2008. The decline in oil and natural gas prices and the resulting decrease in drilling activity has caused a significant deterioration in both equipment utilization and pricing for our Oilfield Services and Rental Services segments.
Our direct costs for the six months ended June 30, 2009 decreased 6.1% to $190.4 million, or 73.9% of revenues, compared to $202.8 million, or 64.1%, of revenues for the six months ended June 30, 2008. Our direct costs in our Oilfield Services and Rental Services segments decreased in absolute dollars in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, but our revenues in our Oilfield Services and Rental Services segments decreased faster during that same period than the reduction in direct costs. Our Oilfield Services segment revenues for the six months ended June 30, 2009 decreased 45.9% from revenues for the six months ended June 30, 2008, while the direct costs decreased 31.3% over that same period. This unfavorable variance was primarily associated with the fact that not all of our direct costs are variable and therefore do not fluctuate with revenues. In addition, we had $1.0 million of expenses recorded during the six months ended June 30, 2009 related to severance payments, the closing of unprofitable locations and downsizing other locations. Our Oilfield Services segment has also been impacted by pricing pressure that decreases revenues but has no impact on direct costs.
Our Rental Services segment revenues for the six months ended June 30, 2009 decreased 21.6% from revenues in the Rental Services segment for the six months ended June 30, 2008, while the direct costs decreased 3.7% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, pricing pressure has reduced our Rental Services revenues but had no impact on our direct costs. Direct costs in our Drilling and Completion segment increased $15.2 million for the six months ended June 30, 2009 compared to six months ended June 30, 2008. Direct costs related to our December 2008 acquisition of BCH were $13.4 million during the six months ended June 30, 2009. Our Drilling and Completion segment revenues for the six months ended June 30, 2009 increased 10.6% from revenues for the six months ended June 30, 2008, while the direct costs increased 14.7% over that same period. This unfavorable variance is primarily attributed to lower utilization of our drilling and service rigs during the six months ended June 30, 2009 compared to the same period of the prior year. Additionally, workforce reductions in response to market conditions are difficult to implement in the labor environment in Argentina.
Depreciation expense increased 29.7% to $38.6 million for the six months ended June 30, 2009 from $29.7 million for the six months ended June 30, 2008. The primary increase in depreciation expense is due to our capital expenditure programs in 2008, principally the addition of new service rigs and one drilling rig in Argentina and the expansion of our coiled tubing fleet. Depreciation expense as a percentage of revenues increased to 15.0% for the first six months of 2009, compared to 9.4% for the first six months of 2008, due to the decrease in revenues as a result of the decline in U.S. drilling activity. The acquisition of BCH at the end of 2008 contributed an additional $1.8 million of depreciation expense in the six months ended June 30, 2009.

Selling, general and administrative expense was $29.2 million for the six months ended June 30, 2009 compared to $30.3 million for the six months ended June 30, 2008. Selling, general and administrative expense decreased primarily due to cost reduction steps that were made in the six months ended June 30, 2009 in response to market conditions, and a decrease related to the amortization of share-based compensation arrangements, offset in part by additional bad debt expense. During the six months ended June 30, 2009, we recorded bad debt expense of $3.6 million compared to $636,000 for the six months ended June 30, 2008. Selling, general and administrative expense includes share-based compensation expense of $2.3 million in the six months ended June 30, 2009 and $4.4 million in the six months ended June 30, 2008. As a percentage of revenues, selling, general and administrative expenses were 11.3% for the six months ended June 30, 2009 compared to 9.6% for the same period in the prior year.
During the six months ended June 30, 2009, we recorded a $1.9 million loss on an asset disposition from the total loss of a rig from a blow-out in our Drilling and Completion segment. The anticipated insurance proceeds for the loss are not sufficient to cover the book value of the rig and related assets.
Amortization expense was $2.4 million for the six months ended June 30, 2009 compared to $2.2 million for the six months ended June 30, 2008.
We had a $4.8 million loss from operations for the six months ended June 30, 2009, compared to $51.3 million in income from operations for the six months ended June 30, 2008, for a total decrease of $56.1 million. The loss from operations for the six months ended June 30, 2009 is due to the increase in direct costs and depreciation as a percentage of revenues, as revenues decreased more quickly than our cost reductions. The six months ended June 30, 2009 was also negatively affected by an additional $2.9 million of bad debt expense compared to the six months ended June 30, 2008, a $1.9 million loss on an asset disposition and $1.8 million of restructuring costs.
Our interest expense was $26.7 million for the six months ended June 30, 2009, compared to $24.1 million for the six months ended June 30, 2008. During 2009, we increased the borrowings under our revolving credit facility. On June 29, 2009 we prepaid the then $35.0 million outstanding loan balance under our revolving credit facility, except for $5.1 million in outstanding letters of credit, with proceeds from our $125.6 million in equity issuances. This compared to an outstanding balance of $10.0 million at June 30, 2008 under our revolving credit facility. In 2008, through our DLS subsidiary in Argentina, we also entered into a new $25.0 million import finance facility with a bank to fund a portion of the purchase price of new drilling and service rigs. Interest expense also increased due to the acquisition of BCH at the end of 2008. BCH had a $22.1 million term loan facility at December 31, 2008 which was reduced to $16.2 million at June 30, 2009. Interest expense includes amortization expense of debt issuance costs of $1.2 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.
Our interest income was $14,000 for the six months ended June 30, 2009, compared to $2.7 million for the six months ended June 30, 2008. In January 2008, we invested $40.0 million into a 15% convertible subordinated secured debenture with BCH. We earned interest on this note up until December 31, 2008, when we acquired all of the outstanding stock of BCH.
During the six months ended June 30, 2009, we recorded a gain of $26.4 million as a result of a tender offer that we completed on June 29, 2009. We purchased $30.6 million aggregate principal of our 9.0% senior notes and $44.2 million aggregate principal of 8.5% senior notes for approximately $46.4 million. We also wrote-off $1.5 million of debt issuance costs related to the retired notes and we incurred approximately $466,000 in expenses related to the transactions.
Our benefit for income taxes for the six months ended June 30, 2009 was $2.7 million, or 50.0% of our net loss before income taxes, compared to an income tax expense of $11.7 million, or 38.7% of our net income before income taxes for 2008. The income tax benefit recorded in 2009 was the result of net loss before income taxes compared to net income before income taxes in the previous year and a higher effective tax rate. Our U.S. effective tax rate was 34.0% for the six months ended June 30, 2009, compared to 37.4% for the same period in the prior year. The lower effective tax rate on our U.S. operations was due to nondeductible expenses and state income taxes. Our tax rate from our international operations was 20.8% for the six months ended June 30, 2009, compared to 39.5% for the same period in the prior year due to the impact of foreign currency losses and the increase in the portion of income in 2009 that was generated in non-taxable jurisdictions.
We had a net loss of $2.7 million for the six months ended June 30, 2009, compared to net income of $18.6 million for the six months ended June 30, 2008 due to the foregoing reasons.

The following table compares revenues and income (loss) from operations for each of our business segments for the six months ended June 30, 2009 and 2008. Income (loss) from operations consists of our revenues and the loss on an asset disposition less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)

Oilfield Services	$73,923	$136,556	$(62,633)	$(11,490)	$26,387	$(37,877)
Drilling and Completion	146,938	132,879	14,059	8,912	18,259	(9,347)
Rental Services	36,747	46,882	(10,135)	4,536	15,488	(10,952)
General corporate	—	—	—	(6,730)	(8,884)	2,154

Total	$257,608	$316,317	$(58,709)	$(4,772)	$51,250	$(56,022)

Oilfield Services
Revenues for our Oilfield Services segment were $73.9 million for the six months ended June 30, 2009, a decrease of 45.9% compared to $136.6 million in revenues for the six months ended June 30, 2008. Income from operations decreased $37.9 million and resulted in loss from operations of $11.5 million in the first six months of 2009 compared to income from operations of $26.4 million in the first six months of 2008. Our Oilfield Services segment revenues and operating income for the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2008 due to weak market conditions that resulted in reduced demand for our services and a significant deterioration in the pricing for our services. During the six months ended June 30, 2009, we incurred $1.0 million of costs related to closing unprofitable locations and downsizing other locations in our Oilfield Services segment. In addition, we increased our bad debt reserve by recording $2.6 million of bad debt expense for the Oilfield Services segment during the six months ended June 30, 2009 as a result of the decreased oil and natural gas prices and the financial difficulties that some of our customers are facing. Our bad debt expense recorded in the six months ended June 30, 2008 for the Oilfield Services segment was only $432,000. Depreciation and amortization expense for the Oilfield Services segment increased by $3.2 million or 27.2% in the first six months of 2009 compared to the same period of the previous year, due to capital expenditures completed during 2008, including six coiled tubing units delivered in the last half of 2008. We have not realized the benefits of these capital expenditures due to decreased utilization and pricing of our equipment as a result of the decline in U.S. drilling activity.
Drilling and Completion
Revenues for the six months ended June 30, 2009 for the Drilling and Completion segment were $146.9 million, an increase of 10.6% compared to $132.9 million in revenues for the six months ended June 30, 2008. Income from operations decreased to $8.9 million in the first six months of 2009 compared to $18.3 million for the first six months of 2008. This reduction was due to: (1) an increase of $4.1 million, or 63.0%, in depreciation and amortization in the first half of 2009; (2) a $1.9 million non-cash loss recorded in the six months ended June 30, 2009 on a rig destroyed in a blow-out; (3) reduced rig utilization and rig rates in Argentina during the six months ended June 30, 2009; (4) increased labor and other costs in Argentina during the six months ended June 30, 2009; and (5) $329,000 of costs incurred to consolidate operating locations in Brazil during the six months ended June 30, 2009. The increase in depreciation and amortization expense was the result of the addition of new rigs in Argentina and the acquisition of BCH. Our Drilling and Completion segment revenues for the first six months of 2009 included $20.8 million of revenue generated from the acquisition of BCH at the end of 2008.

Rental Services
Revenues for the six months ended June 30, 2009 for the Rental Services segment were $36.7 million, a decrease from $46.9 million in revenues for the six months ended June 30, 2008. Income from operations decreased to $4.5 million in the first six months of 2009 compared to $15.5 million in the first six months of 2008. Our Rental Services segment revenues and operating income for the first half of 2009 decreased compared to the prior year due primarily to the decrease in utilization of our rental equipment and a more competitive pricing environment due to a decrease in drilling activity in the U.S. The decrease in income from operations in the six months ended June 30, 2009 is also due to a $950,000 increase to the bad debt expense for Rental Services segment customers who are facing financial difficulties, and $237,000 of costs related to closing a rental yard and reducing our workforce. Our bad debt expense recorded in the six months ended June 30, 2008 for the Rental Services segment was only $204,000. In addition, depreciation and amortization expense for our Rental Services segment increased $1.8 million or 13.6%, in the first six months of 2009 compared to the first six months of 2008 due to capital expenditures made during 2008 and a $584,000 additional reduction in the carrying value of our airplane to its ultimate selling price received in April 2009.
General Corporate
General corporate expenses decreased $2.2 million to $6.7 million for the six months ended June 30, 2009 compared to $8.9 million for the six months ended June 30, 2008. The decrease was due to the decrease in payroll costs and benefits due to reduced management and accounting and administrative staff and the decrease in share-based compensation expense. Share-based compensation expense included in general corporate was $1.8 million in the six months ended June 30, 2009 compared to $3.7 million in the six months ended June 30, 2008.
Liquidity
In June 2009, we strengthened our balance sheet by raising approximately $125.6 million in gross proceeds from the sale of common stock and a newly issued series of preferred stock. The transactions were effected through a common stock rights offering to our existing stockholders, the sale of common stock to Lime Rock through its backstop commitment of the rights offering, and the sale of convertible perpetual preferred stock to Lime Rock. Approximately $46.4 million of the proceeds were used to purchase an aggregate of $74.8 million principal amount of our existing senior notes, approximately $35.0 million was used to repay all the borrowings under our revolving bank credit facility due 2012, except for $5.1 million in outstanding letters of credit, and we expect to use the remainder to repay additional debt and for general corporate purposes.
Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. Our amended and restated revolving credit facility permits borrowings of up to $90.0 million in principal amount. As of June 30, 2009, we had $84.9 million available for borrowing under our amended and restated revolving credit facility. Our cash on hand and cash flows from operations are expected to be our primary source of liquidity in fiscal 2009. We had cash and cash equivalents of $59.4 million at June 30, 2009 compared to $6.9 million at December 31, 2008.
Our revolving credit agreement requires us to maintain specified financial ratios. If we fail to comply with the financial ratio covenants, it could limit or eliminate the availability under our revolving credit agreement. Our ability to maintain such financial ratios may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit agreement will waive any failure to meet such ratios or tests. The decrease in the U.S. rig count experienced late in 2008 and 2009 and the resulting decrease in demand for our services adversely impacts our ability to maintain or meet such financial ratios. We believe that the $125.6 million in gross equity proceeds received in June 2009 has significantly improved our liquidity and decreased our reliance on our revolving credit facility. We utilized a portion of the equity proceeds to prepay of all borrowings under our revolving credit agreement, except for the $5.1 million of outstanding letters of credit, and maintained $59.4 million of cash on hand as of June 30, 2009. We do not plan any new borrowings under the revolving credit facility in the near future.

Operating Activities
During the six months ended June 30, 2009, our operating activities provided $43.0 million in cash. Our net loss for the six months ended June 30, 2009 was $2.7 million. Non-cash expenses totaled $16.8 million during the first six months of 2009 consisting of $40.9 million of depreciation and amortization, $2.3 million for share based compensation expense, $1.2 million in amortization of debt issuance costs, $3.6 million related to increases to the allowance for doubtful accounts receivables, a $1.9 million loss on a rig destroyed in a blow-out, less $26.4 million on the gain from debt extinguishment, $6.1 million for deferred income taxes related to timing differences and $602,000 on the gain from asset disposals.
During the six months ended June 30, 2009, changes in operating assets and liabilities provided $28.8 million in cash, principally due to a decrease in accounts receivable of $55.3 million, a decrease in prepaid expenses and other current assets of $7.4 million and a decrease in inventory of $2.5 million, offset in part by a decrease in accounts payable of $27.2 million, a decrease in accrued interest of $3.0 million, a decrease in accrued expenses of $5.8 million. Accounts receivable, inventory, accounts payable and accrued expenses decreased primarily due to the drop in our activity in the first six months of 2009. The decrease in prepaid expense and other current assets was the result of tax refunds received. The decrease in accrued interest relates to the semi-annual payment of interest on our senior notes. The decrease in accrued expenses related primarily to the payment of a $3.0 million earn-out in conjunction with the acquisition of substantially all of the assets of Diamondback Oilfield Services, Inc., as well as to the drop in our activity for the first six months of 2009.
During the six months ended June 30, 2008, our operating activities provided $56.4 million in cash. Net income for the six months ended June 30, 2008 was $18.6 million. Non-cash expenses totaled $41.7 million during the first six months of 2008 consisting of $31.9 million of depreciation and amortization, $4.3 million for deferred income taxes related to timing differences, $1.0 in amortization of debt issuance costs, $4.4 million from the expensing of stock based compensation, $636,000 related to increases to the allowance for doubtful accounts receivables, less $537,000 on the gain from asset disposals.
During the six months ended June 30, 2008, changes in operating assets and liabilities used $3.9 million in cash, principally due to an increase of $13.9 million in accounts receivable, an increase of $4.5 million in inventories, an increase of $3.7 million in other assets, offset in part by an increase of $8.7 million in accounts payable, an increase of $5.0 million in accrued salaries, benefits and payroll taxes and an increase of $4.5 million in accrued expenses. Accounts receivable increased primarily due to the increase in our revenues in the first six months of 2008. The increase in inventories is related to the additional supplies needed to support our increasing rig and coiled tubing fleets. The increase in other assets primarily relates to $2.5 million of interest income on our $40.0 million note receivable from BCH Ltd. and $2.2 million of costs incurred to date on our proposed acquisition of Bronco Drilling Company, Inc., which terminated in August 2008. The increase in accounts payable can be attributed to additional expenses related to the growth of our Drilling and Completion segment’s rig fleet. The increase in accrued salaries, benefits and payroll taxes is primarily related to a retroactive pay increase granted to our Drilling and Completion segment’s workers based in Argentina due to labor negotiations. The increase in accrued expenses is primarily related to an additional operational activities and new rig purchases in our Drilling and Completion segment and in our Oilfield Services segment.
Investing Activities
During the six months ended June 30, 2009, we used $41.3 million in investing activities, consisting of $58.0 million for capital expenditures, offset by a decrease of $10.0 million in other assets and $6.7 million of proceeds from equipment sales Included in the $58.0 million for capital expenditures was $8.1 million for our Oilfield Services segment, $34.8 million for our two domestic drilling rigs and $8.9 million for additional equipment in our Drilling and Completion segment and $6.2 million for drill pipe and other equipment used in our Rental Services segment. The decrease in other assets was primarily due to the conversion of $9.4 million of deposits on equipment purchases into capital expenditures for the drilling rigs and assets used in our directional drilling services. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers. We also transferred $1.3 million of rental assets as part of our investment into our Saudi Arabia joint venture in a non-cash transaction.
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

Financing Activities
During the six months ended June 30, 2009, financing activities provided $50.8 million in cash. We raised $120.3 million net of expenses from the issuance of common and preferred stock, and borrowed $25.0 million under a loan facility to acquire two drilling rigs, offset in part by repayments of $57.4 million of long-term debt and a net repayment on our revolving credit facility of $36.5 million. The repayments of long-term debt consisted of $46.4 million on the senior notes as a result of a tender offer and $11.0 million of scheduled debt repayment including prepayment on our BCH loan facility. We also incurred $644,000 in debt issuance costs consisting of $513,000 on the revolving credit facility, primarily to modify our loan covenants, and $131,000 on the rig financing agreement. In addition, we financed our renewal of $2.4 million in insurance policy premiums in non-cash transactions.
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
At June 30, 2009, we had $498.8 million in outstanding indebtedness, of which $483.2 million was long-term debt and $15.6 million is due within one year.
Senior notes, bank loans and line of credit agreements
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc., or Specialty, and DLS Drilling, Logistics & Services Company, or DLS, to repay existing debt and for general corporate purposes. On June 29, 2009, we closed on a tender offer in which we purchased $30.6 million aggregate principal of our 9.0% senior notes for a total consideration of $650 per $1,000 principal amount.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc, or OGR. On June 29, 2009, we closed on a tender offer in which we purchased $44.2 million aggregate principal of our 8.5% senior notes for a total consideration of $600 per $1,000 principal amount.
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and had a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the U.S. We were in compliance with all debt covenants as of June 30, 2009 and December 31, 2008. On April 9, 2009, we, along with certain of our subsidiaries, entered into a Third Amendment to our existing Second Amended and Restated Credit Agreement dated as of April 26, 2007, with Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Third Amendment, among other things, modifies the leverage ratio and interest coverage ratio covenants of the Credit Agreement. In addition, permitted maximum capital expenditures were reduced to $85.0 million for 2009 compared to the previous limit of $120.0 million, which is consistent with our previously announced plans to limit capital expenditures for the year. As of June 30, 2009, we had no borrowings under the facility and at December 31, 2008 we had $36.5 million of borrowings outstanding. Availability under the facility was reduced by outstanding letters of credit of $5.1 million and $5.8 million at June 30, 2009 and December 31, 2008, respectively. The credit agreement loan rates are based on prime or LIBOR plus a margin. The weighted average interest rate was 4.6% at December 31, 2008.

As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 3.3% and 5.1% as of June 30, 2009 and December 31, 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of June 30, 2009 and December 31, 2008 was $1.8 million and $2.5 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. Each drawdown shall be repaid over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of June 30, 2009 and December 31, 2008. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 5.5% and 6.9% at June 30, 2009 and December 31, 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of June 30, 2009 and December 31, 2008 was $23.0 million and $25.0 million, respectively.
As part of our acquisition of BCH Ltd, or BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of June 30, 2009 and December 31, 2008. The credit facility loan is denominated in U.S. dollars and interest rates are based on LIBOR plus a margin. At June 30, 2009 and December 31, 2008, the outstanding amount of the loan was $16.2 million and $22.1 million and the interest rate was 3.8% and 6.0%, respectively.
On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a financial institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At June 30, 2009, the outstanding amount of the loan was $25.0 million.
Notes payable
In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bore interest at 5.0% and was paid in full in April 2009 in accordance with its terms.
In 2000, we compensated directors, including current director Robert Nederlander, who served on the board of directors from 1989 to June 30, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. As of June 30, 2009 and December 31, 2008, the principal and accrued interest on these notes totaled approximately $32,000.
In April 2008 and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $21,000 and $991,000 at June 30, 2009 and December 31, 2008, respectively. In April 2009 and June 2009, we obtained insurance premium financings in the aggregate amount of $2.4 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, the amount outstanding is paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $2.0 million as of June 30, 2009.
Other debt
As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $524,000 at June 30, 2009 and $779,000 at December 31, 2008.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At June 30, 2009, we had a $90.0 million revolving line of credit with a maturity of April 2012. At June 30, 2009, we had no borrowings on the facility but we had $5.1 million in outstanding letters of credit.

Capital Resources
We have reduced our planned capital spending for 2009 compared to 2008. We currently expect to spend a total of approximately $25.0 million of capital expenditures for the remainder of 2009. This amount includes budgeted but unidentified expenditures which may be required to enhance or extend the life of existing assets. We believe that our cash generated from operations, cash on hand and cash available under our credit facilities will provide sufficient funds for our identified projects and to service our debt. However, the decrease in drilling activity and the resulting decrease in demand and pricing for our services has an adverse impact on our cash flow from operations and our liquidity. This could require us to raise external capital and we cannot be assured such capital will be available to us, especially in the current tight credit market and volatility in the equity market.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the six months ended June 30, 2009.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. As allowed under SFAS No. 157, we adopted all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which were adopted on January 1, 2009 and neither adoption had any impact on our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. We adopted SFAS No. 141(R) on January 1, 2009 and there was no impact on our financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. The objective of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. GAAP principles. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS No. 142-3 on January 1, 2009 and there was no impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP SFAS No. 141(R)-1. FSP SFAS No. 141(R)-1 amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). FSP SFAS No. 141(R)-1 is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of FSP SFAS No. 141(R)-1 on January 1, 2009 and there was no impact on our financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS No. 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP SFAS No. 157-4 on April 1, 2009 and there was no impact on our financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP SFAS 107-1 and APB 28-1. FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim periods ending after June 15, 2009. We adopted the additional disclosure requirements in our June 30, 2009 financial statements and there was no impact on our financial position or results of operations.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 for the period ending June 30, 2009, which did not have an impact on our financial position or results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS No. 167 will have on our financial position and operating results.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 will require us to adjust references to authoritative accounting literature in our financial statements, but will not affect our financial position or operating results.
Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements. However, these are not the exclusive means of identifying forward-looking statements. Although such forward-looking statements reflect our good faith judgment, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. These factors include, but are not limited to, the following:
•	the impact of the weak economic conditions and the future impact of such conditions on the oil and natural gas industry and demand for our services;
•	the unexpected future capital expenditures (including amount and nature thereof);
•	unexpected difficulties in integrating our operations as a result of any significant acquisitions;
•	adverse weather conditions in certain regions;
•	the impact of political disturbances, war, or terrorist attacks and changes in global trade policies;
•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;
•	the potential impact of the loss of one or more key employees;
•	the effect of environmental liabilities that are not covered by an effective indemnity or insurance; the impact of current and future laws;
•	the effects of competition; and
•
the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences.

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

Interest Rate Risk.
Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt. We have approximately $41.0 million of adjustable rate debt with a weighted average interest rate of 4.7% at June 30, 2009.
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
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
The DLS sellers and Lime Rock control substantial ownership stakes in us and have board nomination rights, and they are therefore able to exert significant influence on our affairs and actions, including matters submitted for a stockholder vote.
The DLS sellers collectively hold 11,792,186 shares of our common stock, representing approximately 16.5% of our issued and outstanding shares as of August 1, 2009. Under the investors rights agreement that we entered into in connection with the DLS acquisition, the DLS sellers have the right to designate two nominees for election to our board of directors. Lime Rock currently holds 19,889,044 shares of our common stock, representing approximately 27.9% of our issued and outstanding shares as of August 1, 2009. In addition, Lime Rock owns 36,393 shares of preferred stock which are convertible into 14,202,146 shares of our common stock. Through its ownership of common and preferred stock, Lime Rock controls, in the aggregate, 35% of our stockholders’ voting power. Pursuant to the investment agreement we entered into with Lime Rock, Lime Rock has the right to designate up to four people to serve on our board of directors based upon the amount of our common stock Lime Rock and its affiliates beneficially own (counting the preferred stock on an as converted basis). Currently, Lime Rock has the right to designate four nominees for election to our board of directors. As a result, the DLS sellers and Lime Rock each have considerable influence over the composition of our board of directors, our future operations and strategy and our future corporate actions, including matters submitted for a stockholder vote.
Following the earlier of June 26, 2012 and the date on which the transfer restrictions set forth in the Investment Agreement expire, Lime Rock will not be prohibited from acquiring additional shares of our common stock or converting its shares of preferred stock, even if such conversion will result in its control of more than 35% of our stockholders’ voting power. As a result, Lime Rock’s influence over us may increase in the future.
Conflicts of interest between the DLS sellers and Lime Rock, on the one hand, and other holders of our securities, on the other hand, may arise with respect to sales of shares of capital stock owned by the DLS sellers or Lime Rock or other matters. In addition, the interests of the DLS sellers or Lime Rock regarding any proposed merger or sale may differ from the interests of other holders of our securities.
The board designation rights described above could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our securities and/or our ability to meet our obligations thereunder.

ITEM 6.	EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2009.

Allis-Chalmers Energy Inc. (Registrant)
/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX

3.1		Certificate of Designations of 7% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 1, 2009).

4.1
Investment Agreement, dated May 20, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 27, 2009).

4.2
First Amendment to Investment Agreement, dated June 25, 2006, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 1, 2009).

4.3
Registration Rights Agreement, dated June 26, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 1, 2009).

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among Allis-Chalmers Energy Inc., as borrower, certain subsidiaries of Allis-Chalmers Energy Inc., as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 9, 2009).

10.2
Fourth Amendment to Second Amended and Restated Credit Agreement, dated May 20, 2009, by and among Allis-Chalmers Energy Inc., the subsidiary guarantors party thereto, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporate by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 27, 2009).

10.3
Master Loan and Security Agreement, dated as of January 23, 2009, by and among Allis-Chalmers Drilling LLC, as borrower, Allis-Chalmers Energy Inc., as guarantor, and Caterpillar Financial Services Corporation, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 27, 2009).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith