Form 10-Q
period 2009-09-30
Allis Chalmers Energy Inc.
filed 2009-11-05
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
At October 30, 2009 there were 71,382,780 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Cash and cash equivalents	$41,635	$6,866
Trade receivables, net	94,335	157,871
Inventories	35,197	39,087
Deferred income tax asset	4,839	6,176
Prepaid expenses and other	15,137	15,238

Total current assets	191,143	225,238

Property and equipment, net	756,211	760,990
Goodwill	41,982	43,273
Other intangible assets, net	33,813	37,371
Debt issuance costs, net	10,071	12,664
Deferred income tax asset	16,284	3,993
Other assets	26,965	31,522

Total assets	$1,076,469	$1,115,051

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$16,710	$14,617
Trade accounts payable	33,392	62,078
Accrued salaries, benefits and payroll taxes	21,420	20,192
Accrued interest	6,144	18,623
Accrued expenses	16,264	26,642

Total current liabilities	93,930	142,152

Long-term debt, net of current maturities	478,739	579,044
Deferred income tax liability	8,113	8,253
Other long-term liabilities	1,357	2,193

Total liabilities	582,139	731,642

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; liquidation value $1,000 per share (25,000,000 shares authorized, 36,393 shares issued and outstanding at September 30, 2009 and no shares issued at December 31, 2008)	34,183	—
Common stock, $0.01 par value (100,000,000 shares authorized; 71,369,780 issued and outstanding at September 30, 2009 and 35,674,742 issued and outstanding at December 31, 2008)	714	357
Capital in excess of par value	424,024	334,633
Retained earnings	35,409	48,419

Total stockholders’ equity	494,330	383,409

Total liabilities and stockholders’ equity	$1,076,469	$1,115,051

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$120,016	$178,265	$377,624	$494,582

Operating costs and expenses
Direct costs	90,763	116,921	281,136	319,761
Selling, general and administrative	11,430	15,849	40,595	46,162
Loss on asset disposition	—	(166)	1,916	(166)
Depreciation and amortization	20,893	16,628	61,819	48,542

Total operating costs and expenses	123,086	149,232	385,466	414,299

Income (loss) from operations	(3,070)	29,033	(7,842)	80,283

Other income (expense):
Interest expense	(10,764)	(12,166)	(37,492)	(36,243)
Interest income	39	1,457	53	4,147
Gain on debt extinguishment	—	—	26,365	—
Other	37	115	(231)	591

Total other income (expense)	(10,688)	(10,594)	(11,305)	(31,505)

Income (loss) before income taxes	(13,758)	18,439	(19,147)	48,778

Provision for income taxes	4,108	(6,127)	6,802	(17,858)

Net income (loss)	(9,650)	12,312	(12,345)	30,920

Preferred stock dividend	(630)	—	(665)	—

Net income (loss) attributed to common stockholders	$(10,280)	$12,312	$(13,010)	$30,920

Net income (loss) per common share:
Basic	$(0.14)	$0.35	$(0.27)	$0.88
Diluted	$(0.14)	$0.35	$(0.27)	$0.87

Weighted average shares outstanding:
Basic	70,945	35,156	47,834	35,004
Diluted	70,945	35,551	47,834	35,455
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(12,345)	$30,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,819	48,542
Amortization and write-off of debt issuance costs	1,691	1,563
Stock-based compensation	3,580	6,212
Allowance for bad debts	4,065	1,505
Deferred taxes	(11,094)	4,315
Gain on sale of property and equipment	(1,180)	(1,206)
Loss (gain) on asset disposition	1,916	(166)
Gain on debt extinguishment	(26,365)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivable	59,471	(30,642)
Decrease (increase) in inventories	3,890	(6,961)
Decrease in prepaid expenses and other current assets	3,290	544
Decrease (increase) in other assets	1,535	(2,271)
Increase (decrease) in trade accounts payable	(29,035)	16,590
(Decrease) in accrued interest	(12,479)	(10,843)
Increase (decrease) in accrued expenses	(11,632)	12,083
Increase in accrued salaries, benefits and payroll taxes	1,228	4,780
(Decrease) in other long-term liabilities	(836)	(682)

Net Cash Provided By Operating Activities	37,519	74,283

Cash Flows from Investing Activities:
Investment in note receivable	—	(40,000)
Deposits on asset commitments	7,054	(9,219)
Purchase of investment interests	(1,102)	(5,763)
Proceeds from sale of property and equipment	7,980	6,004
Proceeds from assets dispositions	3,916	3,000
Purchase of property and equipment	(67,266)	(117,835)

Net Cash Used In Investing Activities	(49,418)	(163,813)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net	120,337	—
Net proceeds from stock incentive plans	14	633
Proceeds from long-term debt	25,000	20,001
Net borrowings (repayments) under line of credit	(36,500)	38,500
Payments on long-term debt	(61,539)	(6,451)
Tax benefits on stock-based compensation plans	—	73
Debt issuance costs	(644)	(109)

Net Cash Provided By Financing Activities	46,668	52,647

Net change in cash and cash equivalents	34,769	(36,883)

Cash and cash equivalents at beginning of period	6,866	43,693

Cash and cash equivalents at end of period	$41,635	$6,810

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, New Mexico, offshore in the Gulf of Mexico, and internationally, primarily in Argentina, Brazil, Bolivia and Mexico. We operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.
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
We have evaluated subsequent events through November 5, 2009, up to the time of filing this Form 10-Q with the SEC.
Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at September 30, 2009. Our senior notes, in the approximate aggregate amount of $430.2 million, trade “over the counter” in limited amounts and on an infrequent basis. Based on those trades we estimate the fair value of our senior notes to be approximately $326.6 million at September 30, 2009. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Reclassification
Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform with the current period presentation.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Subsequently, the FASB provided for a one-year deferral of the provisions as it relates to fair value measurement requirements for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We adopted these provisions on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which were adopted on January 1, 2009 and neither adoption had any impact on our financial position or results of operations.
In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This guidance changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. We adopted this guidance on January 1, 2009 and the guidance will be applied prospectively to all business combinations subsequent to the effective date.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the original standard. It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. We adopted this update on April 1, 2009 and there was no impact on our financial position or results of operations.
In April 2009, the FASB issued new accounting guidance related to interim disclosures on the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. We adopted the additional disclosure requirements in our June 30, 2009 financial statements and there was no impact on our financial position or results of operations.
In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted this guidance for the period ending June 30, 2009, which did not have an impact on our financial position or results of operations.
In June 2009, the FASB issued new accounting guidance related to variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance requires an analysis to determine whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest. The guidance also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of this guidance will have on our financial position and operating results.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In August 2009, FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. This update is effective for our fourth quarter 2009 and we are currently evaluating the impact the adoption of this guidance will have on our financial position and operating results.
In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating both the timing and impact of adopting this update on our consolidated financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
Our net income (loss) for the three months ended September 30, 2009 and 2008 includes approximately $1.2 million and $1.8 million, respectively of compensation costs related to share-based payments. Our net income (loss) for the nine months ended September 30, 2009 and 2008 includes approximately $3.6 million and $6.2 million, respectively, of compensation costs related to share-based payments. As of September 30, 2009 there was $0.8 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $228,000 to be recognized over the remainder of 2009 and approximately $539,000, $28,000 and $5,000 to be recognized during the years ended 2010, 2011 and 2012, respectively.
A summary of our stock option activity and related information is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at December 31, 2008	901,732	$10.95
Granted	125,000	1.23
Canceled	(305,000)	18.18
Exercised	(7,000)	2.75

Outstanding at September 30, 2009	714,732	$6.25	6.33	$0.52

Exercisable at September 30, 2009	589,732	$7.31	5.68	$0.12

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — STOCK-BASED COMPENSATION (Continued)
We utilize the Black-Scholes model to determine fair value, which incorporates assumptions to value stock-based awards. The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is the related United States Treasury yield curve for periods within the expected term of the option at the time of grant. We estimate forfeiture rates based on our historical experience. The following summarizes the assumptions used for the options granted in the nine months ended September 30, 2009 Black-Scholes model:

	For the Nine Months Ended
	September 30, 2009
Expected dividend yield		—
Expected price volatility		77.32%
Risk free interest rate		1.37%
Expected life of options	5	years
Weighted average fair value of options granted at market value		$0.77
No options were granted during the three months ended September 30, 2009 or for the nine months ended September 30, 2008.
Restricted stock awards, or RSAs, activity during the nine months ended September 30, 2009 were as follows:

		Weighted Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
Nonvested at December 31, 2008	953,102	$15.34
Granted	17,000	1.23
Vested	(60,373)	14.94
Forfeited	(10,200)	12.05

Nonvested at September 30, 2009	899,529	$15.14

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. As of September 30, 2009, there was $5.8 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $1.0 million to be recognized over the remainder of 2009 and approximately $3.4 million, $1.2 million and $195,000 to be recognized during the years ended 2010, 2011 and 2012, respectively.
NOTE 3 — INVENTORIES
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Manufactured
Finished goods	$3,306	$2,821
Work in process	2,048	1,654
Raw materials	1,277	2,499

Total manufactured	6,631	6,974
Rig parts and related inventory	10,490	13,097
Shop supplies and related inventory	7,676	7,778
Chemicals and drilling fluids	4,861	3,698
Rental supplies	2,344	3,023
Hammers	2,023	2,257
Coiled tubing and related inventory	937	1,817
Drive pipe	235	443

Total inventories	$35,197	$39,087

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
In accordance with generally accepted accounting principles in the United States, goodwill and indefinite-lived intangible assets are not permitted to be amortized. Goodwill and indefinite-lived intangible assets remain on the balance sheet and are tested for impairment on an annual basis, or when there is reason to suspect that their values may have been diminished or impaired. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $42.0 million and $43.3 million at September 30, 2009 and December 31, 2008, respectively. Based on impairment testing performed during 2008 these assets were impaired to their current carrying values.
Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets that continue to be amortized relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from five to twenty years. Amortization of intangible assets for the three and nine months ended September 30, 2009 were $1.2 million and $3.6 million, respectively, compared to $1.0 million and $3.2 million for the same periods in the prior year. At September 30, 2009, intangible assets totaled $33.8 million, net of $12.8 million of accumulated amortization.
NOTE 5 — DEBT
Our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior notes	$430,238	$505,000
Term loans	62,838	49,609
Revolving line of credit	—	36,500
Seller notes	—	750
Notes payable to former directors	—	32
Insurance premium financing	1,982	991
Capital lease obligations	391	779

Total debt	495,449	593,661
Less: current maturities	16,710	14,617

Long-term debt, net of current maturities	$478,739	$579,044

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
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc. On June 29, 2009, we closed on a tender offer in which we purchased $44.2 million aggregate principal of our 8.5% senior notes for a total consideration of $600 per $1,000 principal amount.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — DEBT (Continued)
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and had a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. On April 9, 2009, we entered into a Third Amendment to our existing Second Amended and Restated Credit Agreement dated as of April 26, 2007 which modified the leverage ratio and interest coverage ratio covenants of the Credit Agreement. In addition, permitted maximum capital expenditures were reduced to $85.0 million for 2009 compared to the previous limit of $120.0 million, which is consistent with our previously announced plans to limit capital expenditures for the year. We were in compliance with all debt covenants as of September 30, 2009 and December 31, 2008. As of September 30, 2009, we had no borrowings under the facility and at December 31, 2008 we had $36.5 million of borrowings outstanding. Availability under the facility was reduced by outstanding letters of credit of $4.3 million and $5.8 million at September 30, 2009 and December 31, 2008, respectively. The credit agreement loan rates are based on prime or LIBOR plus a margin. The weighted average interest rate was 4.6% at December 31, 2008.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.2% and 5.1% as of September 30, 2009 and December 31, 2008, respectively. The outstanding amount due as of September 30, 2009 and December 31, 2008 was $1.2 million and $2.5 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of September 30, 2009 and December 31, 2008. The bank loan interest rates are based on LIBOR plus a margin. The weighted average interest rate was 4.8% and 6.9% at September 30, 2009 and December 31, 2008, respectively. The outstanding amount as of September 30, 2009 and December 31, 2008 was $21.3 million and $25.0 million, respectively.
As part of our acquisition of BCH Ltd, or BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of September 30, 2009 and December 31, 2008. The credit facility loan interest rates are based on LIBOR plus a margin. At September 30, 2009 and December 31, 2008, the outstanding amount of the loan was $16.2 million and $22.1 million and the interest rate was 3.8% and 6.0%, respectively.
On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At September 30, 2009, the outstanding amount of the loan was $24.2 million.
Notes payable
In connection with the acquisition of Rogers Oil Tools, Inc., we issued to the seller a note in the amount of $750,000. The note bore interest at 5.0% and was paid in full in April 2009 in accordance with its terms.
In 2000, we compensated directors, who served on the board of directors from 1989 to June 30, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. As of September 30, 2009 and December 31, 2008, the principal and accrued interest on these notes totaled approximately $0 and $32,000, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — DEBT (Continued)
In April 2008 and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $991,000 at September 30, 2009 and December 31, 2008, respectively. In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed average weighted interest rate of 4.8%. Under terms of the agreements, the amount outstanding is paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $2.0 million as of September 30, 2009.
Other debt
As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $391,000 at September 30, 2009 and $779,000 at December 31, 2008.
NOTE 6 — STOCKHOLDERS’ EQUITY
We recognized approximately $3.6 million of compensation expense related to share-based payments in the first nine months of 2009 that was recorded as capital in excess of par value (see Note 2).
In June 2009, we closed our backstopped rights offering and private placement of convertible preferred stock and received proceeds of approximately $120.3 million net of $5.3 million offering expenses. Pursuant to an Investment Agreement, Lime Rock Partners V, L.P., or Lime Rock, agreed to backstop the rights offering by purchasing, at the subscription price, shares of common stock not purchased by our existing stockholders. We sold 15,794,644 shares of our common stock to existing stockholders who exercised their rights through the rights offering and 19,889,044 shares of common stock to Lime Rock, at a price of $2.50 per share. We issued 36,393 shares of 7.0% convertible perpetual preferred stock to Lime Rock and received proceeds of approximately $34.2 million net of $2.2 million offering expenses.
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
NOTE 7 — ASSET DISPOSITIONS
During the nine months ended September 30, 2009, we recorded a $1.9 million loss on asset disposition in our Drilling and Completion segment. The insurance proceeds related to damages incurred on a blow-out which destroyed one of our drilling rigs were not sufficient to cover the book value of the rig and related assets.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — ASSET DISPOSITIONS (Continued)
Effective August 1, 2008, we sold our drill pipe tong manufacturing assets for approximately $7.5 million. We received cash of approximately $2.0 million at the time of the sale, a 90-day note for $1.0 million and a 10 year non-interest bearing note for $4.5 million. Repayment on the 10 year note is tied to various performance targets and we have assigned a fair value of approximately $3.1 million to this note. We reported a gain of approximately $166,000 on this transaction. The assets sold represented a small portion of our Oilfield Services segment.
NOTE 8 — GAIN ON DEBT EXTINGUISHMENT
We recorded a gain of $26.4 million as a result of a tender offer that we completed on June 29, 2009. We purchased $30.6 million aggregate principal of our 9.0% senior notes and $44.2 million aggregate principal of our 8.5% senior notes for approximately $46.4 million. We also wrote-off $1.5 million of debt issuance costs related to the retired notes and we incurred approximately $466,000 in expenses related to the transactions.
NOTE 9 — INCOME (LOSS) PER COMMON SHARE
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(9,650)	$12,312	$(12,345)	$30,920
Preferred stock dividend	(630)	—	(665)	—

Net income (loss) attributed to common stockholders	$(10,280)	$12,312	$(13,010)	$30,920

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	70,945	35,156	47,834	35,004
Effect of potentially dilutive common shares:
Warrants and employee and director stock options and restricted shares	—	395	—	451

Weighted average common shares outstanding and assumed conversions	70,945	35,551	47,834	35,455

Net income (loss) per common share
Basic	$(0.14)	$0.35	$(0.27)	$0.88

Diluted	$(0.14)	$0.35	$(0.27)	$0.87

Potentially dilutive securities excluded as anti-dilutive	15,016	786	15,557	776

Convertible preferred stock and share based compensation shares of approximately 14.5 million and 5.1 million were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, respectively as the effect would have been anti-dilutive (e.g., those that increase income per share) due to the net loss for the period.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	September 30,
	2009	2008
Cash paid for interest and income taxes:
Interest	$48,631	$45,904
Income taxes	3,963	16,564

Non-cash activities:
Insurance premium financed	$3,204	$2,995
Assets transferred to joint venture investment	1,639	—
Preferred stock dividend	665	—

Non-cash transaction in connection with asset disposition:
Value on goodwill and other intangibles disposed	$—	$2,246
Value of inventory financed	—	509
Value of property and equipment disposed	—	337
Accrued expenses	—	10

Fair value of note receivable	$—	$3,102

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2009 (unaudited)

	Allis-Chalmers
	(Parent/	Subsidiary	Subsidiary	Consolidating	Consolidated
	Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$29,181	$12,454	$—	$41,635
Trade receivables, net	—	44,002	52,690	(2,357)	94,335
Inventories	—	16,761	18,436	—	35,197
Intercompany receivables	—	71,314	—	(71,314)	—
Note receivable from affiliate	24,209	—	—	(24,209)	—
Prepaid expenses and other	701	8,790	10,485	—	19,976

Total current assets	24,910	170,048	94,065	(97,880)	191,143
Property and equipment, net	—	502,293	253,918	—	756,211
Goodwill	—	23,251	18,731	—	41,982
Other intangible assets, net	471	26,202	7,140	—	33,813
Debt issuance costs, net	9,927	144	—	—	10,071
Note receivable from affiliates	5,823	—	—	(5,823)	—
Investments in affiliates	940,226	—	—	(940,226)	—
Other assets	20,160	20,851	2,238	—	43,249

Total assets	$1,001,517	$742,789	$376,092	$(1,043,929)	$1,076,469

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$5,353	$11,357	$—	$16,710
Trade accounts payable	—	11,615	24,134	(2,357)	33,392
Accrued salaries, benefits and payroll taxes	—	1,883	19,537	—	21,420
Accrued interest	5,684	236	224	—	6,144
Accrued expenses	1,112	8,918	6,234	—	16,264
Intercompany payables	70,153	—	1,161	(71,314)	—
Note payable to affiliate	—	—	24,209	(24,209)	—

Total current liabilities	76,949	28,005	86,856	(97,880)	93,930
Long-term debt, net of current maturities	430,238	20,832	27,669	—	478,739
Note payable to affiliate	—	—	5,823	(5,823)	—
Deferred income tax liability	—	—	8,113	—	8,113
Other long-term liabilities	—	7	1,350	—	1,357

Total liabilities	507,187	48,844	129,811	(103,703)	582,139

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	714	3,526	42,963	(46,489)	714
Capital in excess of par value	424,024	570,512	137,439	(707,951)	424,024
Retained earnings	35,409	119,907	65,879	(185,786)	35,409

Total stockholders’ equity	494,330	693,945	246,281	(940,226)	494,330

Total liabilities and stockholders equity	$1,001,517	$742,789	$376,092	$(1,043,929)	$1,076,469

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009 (unaudited)

	Allis-Chalmers
	(Parent/	Subsidiary	Subsidiary	Consolidating	Consolidated
	Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$154,502	$225,013	$(1,891)	$377,624

Operating costs and expenses
Direct costs	—	101,284	181,743	(1,891)	281,136
Selling, general and administrative	3,029	27,199	10,367	—	40,595
Loss on asset disposition	—	—	1,916	—	1,916
Depreciation and amortization	35	45,629	16,155	—	61,819

Total operating costs and expenses	3,064	174,112	210,181	(1,891)	385,466

Income (loss) from operations	(3,064)	(19,610)	14,832	—	(7,842)

Other income (expense):
Equity earnings in affiliates, net of tax	(1,101)	—	—	1,101	—
Interest, net	(34,595)	24	(2,868)	—	(37,439)
Gain on debt extinguishment	26,365	—	—	—	26,365
Other	50	(103)	(178)	—	(231)

Total other income (expense)	(9,281)	(79)	(3,046)	1,101	(11,305)

Net income (loss)before income taxes	(12,345)	(19,689)	11,786	1,101	(19,147)

Provision for income taxes	—	10,517	(3,715)	—	6,802

Net income (loss)	(12,345)	(9,172)	8,071	1,101	(12,345)

Preferred stock dividend	(665)	—	—	—	(665)

Net income (loss) attributed to common stockholders	$(13,010)	$(9,172)	$8,071	$1,101	$(13,010)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009 (unaudited)

	Allis-Chalmers
	(Parent/	Subsidiary	Subsidiary	Consolidating	Consolidated
	Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$43,797	$76,840	$(621)	$120,016

Operating costs and expenses
Direct costs	—	29,041	62,343	(621)	90,763
Selling, general and administrative	1,043	7,243	3,144	—	11,430
Depreciation and amortization	12	15,446	5,435	—	20,893

Total operating costs and expenses	1,055	51,730	70,922	(621)	123,086

Income (loss) from operations	(1,055)	(7,933)	5,918	—	(3,070)

Other income (expense):
Equity earnings in affiliates, net of tax	1,499	—	—	(1,499)	—
Interest, net	(10,109)	45	(661)	—	(10,725)
Other	15	3	19	—	37

Total other income (expense)	(8,595)	48	(642)	(1,499)	(10,688)

Net income (loss)before income taxes	(9,650)	(7,885)	5,276	(1,499)	(13,758)

Provision for income taxes	—	6,471	(2,363)	—	4,108

Net income (loss)	(9,650)	(1,414)	2,913	(1,499)	(9,650)

Preferred stock dividend	(630)	—	—	—	(630)

Net income (loss) attributed to common stockholders	$(10,280)	$(1,414)	$2,913	$(1,499)	$(10,280)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2009 (unaudited)

	Allis-Chalmers
	(Parent/	Subsidiary	Other Subsidiaries	Consolidating	Consolidated
	Guarantor)	Guarantors	(Non-Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(12,345)	$(9,172)	$8,071	$1,101	$(12,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	45,629	16,155	—	61,819
Amortization and write-off of debt issuance costs	1,682	9	—	—	1,691
Stock based compensation	3,580	—	—	—	3,580
Allowance for bad debts	—	4,065	—	—	4,065
Equity earnings in affiliates	1,101	—	—	(1,101)	—
Deferred taxes	(11,490)	—	396	—	(11,094)
(Gain) on sale of equipment	—	(1,059)	(121)	—	(1,180)
Loss on asset disposition	—	—	1,916	—	1,916
Gain on debt extinguishment	(26,365)	—	—	—	(26,365)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	—	41,296	18,175	—	59,471
Decrease in inventories	—	2,621	1,269	—	3,890
(Increase) decrease in prepaid expenses and other current assets	7,296	2,488	(6,494)	—	3,290
(Increase) decrease in other assets	—	(798)	2,333	—	1,535
(Decrease) in trade accounts payable	—	(16,979)	(12,056)	—	(29,035)
(Decrease) increase in accrued interest	(12,248)	236	(467)	—	(12,479)
(Decrease) in accrued expenses	(300)	(4,923)	(6,409)	—	(11,632)
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(2,050)	3,278	—	1,228
(Decrease) in other long- term liabilities	—	(57)	(779)	—	(836)

Net Cash Provided By (Used In) Operating Activities	(49,054)	61,306	25,267	—	37,519

Cash Flows from Investing Activities:
Investment in affiliates	(4,100)	—	—	4,100	—
Notes receivable from affiliates	693	—	—	(693)	—
Deposits on asset commitments	—	7,610	(556)	—	7,054
Purchase of investment interests	(2,393)	—	1,291	—	(1,102)
Proceeds from sale of property and equipment	—	7,859	121	—	7,980
Proceeds from assets dispositions	—	—	3,916	—	3,916
Purchase of property and equipment	—	(53,716)	(13,550)	—	(67,266)

Net Cash Used in Investing Activities	(5,800)	(38,247)	(8,778)	3,407	(49,418)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2009 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(18,637)	—	18,637	—
Accounts payable to affiliates	18,661	—	(24)	(18,637)	—
Notes payable to affiliates	—	—	(693)	693	—
Proceeds from parent contributions	—	—	4,100	(4,100)	—
Proceeds from issuance of stock, net	120,337	—	—	—	120,337
Net proceeds from stock incentive plans	14	—	—	—	14
Proceeds from long-term debt	—	25,000	—	—	25,000
Net repayment under line of credit	(36,500)	—	—	—	(36,500)
Payments on long-term debt	(47,167)	(3,011)	(11,361)	—	(61,539)
Debt issuance costs	(491)	(153)	—	—	(644)

Net Cash Provided By (Used In) Financing Activities	54,854	3,199	(7,978)	(3,407)	46,668

Net change in cash and cash equivalents	—	26,258	8,511	—	34,769
Cash and cash equivalents at beginning of period	—	2,923	3,943	—	6,866

Cash and cash equivalents at end of period	$—	$29,181	$12,454	$—	$41,635

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$283,961	$210,640	$(19)	$494,582

Operating costs and expenses
Direct costs	—	156,807	162,973	(19)	319,761
Selling, general and administrative	5,480	32,894	7,788	—	46,162
Gain on asset dispositions	—	(166)	—	—	(166)
Depreciation and amortization	35	38,224	10,283	—	48,542

Total operating costs and expenses	5,515	227,759	181,044	(19)	414,299

Income (loss) from operations	(5,515)	56,202	29,596	—	80,283

Other income (expense):
Equity earnings in affiliates, net of tax	67,898	—	—	(67,898)	—
Interest, net	(31,520)	62	(638)	—	(32,096)
Other	57	97	437	—	591

Total other income (expense)	36,435	159	(201)	(67,898)	(31,505)

Net income (loss)before income taxes	30,920	56,361	29,395	(67,898)	48,778

Provision for income taxes	—	(7,329)	(10,529)	—	(17,858)

Net income (loss)	$30,920	$49,032	$18,866	$(67,898)	$30,920

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2008 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$100,510	$77,761	$(6)	$178,265

Operating costs and expenses
Direct costs	—	56,954	59,973	(6)	116,921
Selling, general and administrative	1,590	11,514	2,745	—	15,849
Gain on asset dispositions	—	(166)	—	—	(166)
Depreciation and amortization	12	12,910	3,706	—	16,628

Total operating costs and expenses	1,602	81,212	66,424	(6)	149,232

Income (loss) from operations	(1,602)	19,298	11,337	—	29,033

Other income (expense):
Equity earnings in affiliates, net of tax	24,198	—	—	(24,198)	—
Interest, net	(10,299)	2	(412)	—	(10,709)
Other	15	73	27	—	115

Total other income (expense)	13,914	75	(385)	(24,198)	(10,594)

Net income (loss)before income taxes	12,312	19,373	10,952	(24,198)	18,439

Provision for income taxes	—	(2,880)	(3,247)	—	(6,127)

Net income (loss)	$12,312	$16,493	$7,705	$(24,198)	$12,312

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2008 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Operating Activities:
Net income (loss)	$30,920	$49,032	$18,866	$(67,898)	$30,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	38,224	10,283	—	48,542
Amortization and write-off of debt issuance costs	1,563	—	—	—	1,563
Stock based compensation	6,212	—	—	—	6,212
Allowance for bad debts	—	1,505	—	—	1,505
Equity earnings in affiliates	(67,898)	—	—	67,898	—
Deferred taxes	4,708	(108)	(285)	—	4,315
Gain on asset dispositions	—	(166)	—	—	(166)
(Gain) on sale of property and equipment	—	(1,097)	(109)	—	(1,206)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(14,627)	(16,015)	—	(30,642)
(Increase) in inventories	—	(5,901)	(1,060)	—	(6,961)
(Increase) decrease in prepaid expenses and other current assets	(8)	1,319	(767)	—	544
(Increase) decrease in other assets	(4,073)	1,034	768	—	(2,271)
(Decrease) increase in trade accounts payable	—	5,673	10,917	—	16,590
Increase in accrued interest	(10,929)	(10)	96	—	(10,843)
(Decrease) increase in accrued expenses	(687)	9,623	3,147	—	12,083
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	1,055	3,725	—	4,780
(Decrease) in other long-term liabilities	(31)	(167)	(484)	—	(682)

Net Cash Provided By (Used In) Operating Activities	(40,188)	85,389	29,082	—	74,283

Cash Flows from Investing Activities:
Notes receivable from affiliates	(6,075)	—	—	6,075	—
Investment in note receivable	(40,000)	—	—	—	(40,000)
Deposits on asset commitments	—	(19,544)	10,325	—	(9,219)
Purchase of investment interests	(5,742)	(21)	—	—	(5,763)
Proceeds from sale of property and equipment	—	5,738	266	—	6,004
Proceeds from asset disposition	—	3,000	—	—	3,000
Purchase of property and equipment	—	(52,560)	(65,275)	—	(117,835)

Net Cash Provided By (Used in) Investing Activities	(51,817)	(63,387)	(54,684)	6,075	(163,813)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2008 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Financing Activities:
Accounts receivable from affiliates	52,908	—	—	(52,908)	—
Accounts payable to affiliates	—	(52,908)	—	52,908	—
Note payable to affiliate	—	—	6,075	(6,075)	—
Net proceeds from stock incentive plans	633	—	—	—	633
Tax benefit on stock-based compensation plans	73	—	—	—	73
Proceeds from long-term debt	—	—	20,001	—	20,001
Net borrowing under line of credit	38,500	—	—	—	38,500
Payments on long-term debt	—	(4,633)	(1,818)	—	(6,451)
Debt issuance costs	(109)	—	—	—	(109)

Net Cash Provided By (Used In) Financing Activities	92,005	(57,541)	24,258	(6,075)	52,647

Net change in cash and cash equivalents	—	(35,539)	(1,344)	—	(36,883)
Cash and cash equivalents at beginning of period	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of period	$—	$5,637	$1,173	$—	$6,810

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — SEGMENT INFORMATION
All of our segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Oilfield Services	$31,904	$73,390	$105,827	$209,946
Drilling and Completion	76,299	77,761	223,237	210,640
Rental Services	11,813	27,114	48,560	73,996

	$120,016	$178,265	$377,624	$494,582

Operating Income (Loss):
Oilfield Services	$(4,211)	$13,831	$(15,701)	$40,218
Drilling and Completion	5,508	11,337	14,420	29,596
Rental Services	(1,218)	8,545	3,318	24,033
General corporate	(3,149)	(4,680)	(9,879)	(13,564)

	$(3,070)	$29,033	$(7,842)	$80,283

Depreciation and Amortization:
Oilfield Services	$8,077	$6,101	$22,825	$17,692
Drilling and Completion	5,462	3,706	16,182	10,283
Rental Services	7,281	6,699	22,580	20,163
General corporate	73	122	232	404

	$20,893	$16,628	$61,819	$48,542

Capital Expenditures:
Oilfield Services	$1,348	$11,782	$9,408	$35,599
Drilling and Completion	7,067	25,782	50,775	65,476
Rental Services	851	5,594	7,042	16,700
General corporate	7	14	41	60

	$9,273	$43,172	$67,266	$117,835

Revenues:
United States	$37,625	$96,600	$140,448	$269,542
Argentina	65,192	77,761	180,846	210,640
Brazil	11,034	—	31,812	—
Other international	6,165	3,904	24,518	14,400

	$120,016	$178,265	$377,624	$494,582

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — SEGMENT INFORMATION (Continued)

	As of
	September 30,	December 31,
	2009	2008
Goodwill:
Oilfield Services	$23,250	$23,250
Drilling and Completion	18,732	20,023
Rental Services	—	—

	$41,982	$43,273

Assets:
Oilfield Services	$262,084	$309,901
Drilling and Completion	427,602	411,486
Rental Services	320,655	360,376
General corporate	66,128	33,288

	$1,076,469	$1,115,051

Long Lived Assets:
United States	$579,867	$573,975
Argentina	188,254	212,456
Brazil	74,044	79,568
Other international	43,161	23,814

	$885,326	$889,813

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled “Forward-Looking Statements” on page 40.
Overview of Our Business
We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, New Mexico, offshore in the Gulf of Mexico and internationally primarily in Argentina, Brazil, Bolivia and Mexico. We currently operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.
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
The number of active rigs drilling, or the rig count, is an important indicator of activity levels in the oil and natural gas industry. The rig count in the United States peaked at 2,031 in August 2008 but then declined to 1,721 as of December 26, 2008. According to Baker Hughes, the United States rig count dropped to a recent low of 876 as of June 12, 2009 and has increased to 1,048 as of October 23, 2009 compared to 1,964 one year earlier. The rapid decline in the United States rig count is due to the economic slowdown in the United States and the decrease in natural gas and oil prices which has impacted the capital expenditures of our customers. The turmoil in the financial markets and its impact on the availability of capital for our customers has also affected drilling activity in the United States. Directional and horizontal rig counts, according to the Baker Hughes rig count in the United States, have also decreased and were 651 as of October 23, 2009 compared to 912 as of December 26, 2008 and 1,024 one year earlier.
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

Company Outlook
We believe that our revenue and operating income for our Oilfield Services and Rental Services segment will continue to suffer in the fourth quarter of 2009, due to the reduction of our customers’ spending, the low price of natural gas and some seasonal decline in the utilization of our services. While the United States rig count appears to have stabilized and we have seen an increase in our Oilfield Services segment revenues and operating results in the third quarter of 2009 compared to the second quarter of 2009, we have not seen the same improvement for our Rental Services segment. In 2009 we undertook steps to reduce costs, including laying off employees and closing unprofitable operating locations. We have also attempted to convert our direct labor costs to a variable job day-rate bonus structure, established a new customer account management system with financial incentives for our sales force and executed on a strategy to deploy under-utilized assets to the most attractive domestic and international markets. Even with these steps, our Oilfield Services and Rental Services segment may continue to generate negative operating income for the remainder of 2009 due to their reliance on the United States market. Our Drilling and Completion segment, with operations in Argentina, Brazil and Bolivia, has performed better than our domestic businesses due to the benefit of long-term contracts, the profile of its customer base and the stability of oil prices compared to natural gas prices. Nevertheless, we anticipate our Drilling and Completion segment results for the remainder of 2009 will continue to be impacted by the decrease in the utilization of drilling rigs in Argentina and one less available rig in Brazil due to a blow-out. We are redeploying rigs from Argentina to Brazil and other international locations.
We expect our general and administrative expenses for the fourth quarter of 2009 to be consistent with the third quarter of 2009 general and administrative expenses. Our net interest expense is dependent upon our level of debt and cash on hand, which are principally dependent on our capital expenditures and our cash flows from operations. We anticipate our interest expense for the fourth quarter of 2009 to be consistent with the third quarter of 2009 interest expense. In June 2009 we repaid $74.8 million of our outstanding senior notes and all outstanding borrowings under our revolving credit facility and have excess cash as a result of our backstopped rights offering and private placement of preferred stock. Offsetting some of those benefits will be the interest on our new $25.0 million loan facility utilized to acquire two new drilling rigs in May 2009.
Demand for our services is dependent upon our customers’ capital spending plans. The capital expenditures of our customers have been impacted by the decrease in oil and natural gas prices compared to 2008, which affects their cash flow and the decrease in the availability of capital resulting from the recent banking and credit crisis. The slowdown in economic activity caused by the recession has reduced demand for energy and resulted in lower oil and natural gas prices compared to the prior year. We are monitoring the credit worthiness of our customers, as well as outstanding receivables, in light of the current credit crisis and as such increased our reserve for doubtful accounts significantly during 2009, but further reserves may be necessary in the fourth quarter of 2009.
We continue to monitor the effect of the global economic downturn on our industry, and the resulting impact on the capital spending budgets of our customers in order to estimate the effect on our company. We have reduced our planned capital spending significantly in 2009 compared to 2008. So far 2009 has been an extremely challenging year for our operations. We are optimistic that our cost saving measures and the $125.6 million in gross equity proceeds received in June 2009 from our backstopped rights offering and private placement of preferred stock, our strategy of international growth, offering new equipment and technology to our customers, and our focus on the United States land shale plays, will carry us through the current recession.
Results of Operations
In December 2008, we acquired all of the outstanding stock of BCH Ltd, or BCH, which is reported as part of our Drilling and Completion segment. In August 2008, we sold our drill pipe tong manufacturing assets, which were reported in our Oilfield Services segment. We consolidated the results of these transactions from the date they were effective.
The foregoing acquisition and disposition affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.

Comparison of Three Months Ended September 30, 2009 and 2008
Our revenues for the three months ended September 30, 2009 were $120.0 million, a decrease of 32.7% compared to $178.3 million for the three months ended September 30, 2008. All of our operating segments experienced a decline in revenue in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. However, revenues increased in the third quarter of 2009 for our Oilfield Services and Drilling and Completion segments compared to the second quarter of 2009. Both our Oilfield Services segment and Rental Services segment have a strong concentration in the United States domestic oil and natural gas market. Due to the decline in oil and natural gas prices and drilling activity compared to 2008, we have experienced a significant deterioration in both equipment utilization and pricing. Revenues in our Drilling and Completion segment declined in spite of the contribution of $11.0 million in revenues during the three months ended September 30, 2009 from our December 2008 acquisition of BCH. Our Drilling and Completion revenues from Argentina declined in the quarter ended September 30, 2009 due to decreased rig utilization and a decrease in rig rates as a result of lower commodity prices.
Our direct costs for the three months ended September 30, 2009 decreased 22.4% to $90.8 million, or 75.6% of revenues, compared to $116.9 million, or 65.6%, of revenues for the three months ended September 30, 2008. The increase in the percentage of direct costs to revenue between periods is primarily due to the change in our revenue mix and the fact that not all of our direct costs are variable and therefore do not fluctuate with revenues. For the three months ended September 30, 2009, our higher margin Rental Services segment only comprised 9.8% of our total revenues compared to 15.2% of our total revenues for the three months ended September 30, 2008. Our direct costs in our Oilfield Services and Rental Services segments decreased in absolute dollars in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, but our revenues in our Oilfield Services and Rental Services segments decreased faster during the quarter than the reduction in direct costs. Our Oilfield Services segment direct costs for the three months ended September 30, 2009 decreased 49.6% from direct costs for the three months ended September 30, 2008, while the revenues decreased 56.5% over that same period. Our Oilfield Services segment has also been impacted by pricing pressure that decreases revenues but has no impact on direct costs.
Our direct costs for the Rental Services segment for the three months ended September 30, 2009 decreased 51.2% from direct costs for the three months ended September 30, 2008, while the revenues decreased 56.4% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, pricing pressure has reduced our Rental Services revenues but had no impact on our direct costs. Direct costs in our Drilling and Completion segment increased $2.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Direct costs related to our December 2008 acquisition of BCH were $7.4 million during the three months ended September 30, 2009 and were offset by reduced costs as a result of reduced activity in our Drilling and Completion operation in Argentina. Our Drilling and Completion segment direct costs for the three months ended September 30, 2009 increased 4.7% from direct costs for the three months ended September 30, 2008, while the revenues decreased 1.1% over that same period. This unfavorable variance is primarily attributed to lower utilization of our drilling and service rigs during the three months ended September 30, 2009 compared to the same period of the prior year. Additionally, workforce reductions in response to market conditions are difficult and costly to implement in the labor environment in Argentina. We incurred $1.1 million in severance costs in Argentina during the three months ended September 30, 2009 to reduce our workforce.
Selling, general and administrative expense was $11.4 million for the three months ended September 30, 2009 compared to $15.8 million for the three months ended September 30, 2008. Selling, general and administrative expense decreased due to cost reduction steps that were made in 2009 in response to market conditions and a decrease related to the amortization of share-based compensation arrangements. Selling, general and administrative expense includes share-based compensation expense of $1.2 million in the third quarter of 2009 and $1.8 million in the third quarter of 2008. During the three months ended September 30, 2009, we recorded bad debt expense of $0.5 million compared to $0.9 million for the three months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses were 9.5% for the three months ended September 30, 2009 compared to 8.9% for the same period in the prior year.
Effective August 1, 2008, we sold our drill pipe tong manufacturing assets that were acquired in our acquisition of Rogers Oil Tools, Inc., or Rogers, and that were part of our Oilfield Services segment. The total sale agreement was for $7.5 million and we recognized a gain of $166,000 on the sale.
Depreciation and amortization expense increased 25.6% to $20.9 million for the three months ended September 30, 2009 from $16.6 million for the three months ended September 30, 2008. The primary increase in depreciation expense is due to our capital expenditure programs in 2008, principally the addition of new service rigs and one drilling rig in Argentina and the expansion of our coiled tubing fleet. Depreciation and amortization expense as a percentage of revenues increased to 17.4% for the third quarter of 2009, compared to 9.3% for the third quarter of 2008, due to the decrease in revenues as a result of the decline in United States drilling activity. The acquisition of BCH at the end of 2008 contributed an additional $0.8 million of depreciation and amortization expense in the three months ended September 30, 2009.

We had a $3.1 million loss from operations for the three months ended September 30, 2009, compared to $29.0 million in income from operations for the three months ended September 30, 2008, for a total decrease of $32.1 million. The loss from operations in the third quarter of 2009 is due to the decrease in revenues and the increase in direct costs and depreciation as a percentage of revenues, as revenues decreased more quickly than our cost reductions.
Our interest expense was $10.8 million for the three months ended September 30, 2009, compared to $12.2 million for the three months ended September 30, 2008. During 2009, we decreased our debt outstanding compared to September 30, 2008. On June 29, 2009 we prepaid the then $35.0 million outstanding loan balance under our revolving credit facility with proceeds from the $125.6 million equity issuances. This compares to an outstanding loan balance of $38.5 million at September 30, 2008 under our revolving credit facility. In addition we purchased $74.8 million of our senior notes on June 29, 2009 from those same equity proceeds. Partially offsetting these debt reductions was a new $25.0 million term loan facility used to fund a portion of the purchase price of two new drilling rigs. Debt also increased due to the acquisition of BCH at the end of 2008. BCH had a $22.1 million term loan facility at December 31, 2008 which was reduced to $16.2 million at September 30, 2009. Interest expense includes amortization expense of debt issuance costs of $539,000 and $525,000 for the three months ended September 30, 2009 and 2008, respectively.
Our interest income was $39,000 for the three months ended September 30, 2009, compared to $1.5 million for the three months ended September 30, 2008. In January 2008, we invested $40.0 million into a 15% convertible subordinated secured debenture with BCH. We earned interest on this note up until December 31, 2008, when we acquired all of the outstanding stock of BCH.
Our income tax benefit for the three months ended September 30, 2009 was $4.1 million, or 29.9%, compared to an income tax expense of $6.1 million, or 33.2% of our net income before income taxes for 2008. Our United States effective tax rate was 34.0% for the three months ended September 30, 2009, compared to 38.5% for the same period in the prior year. The effective tax rate is lower as not all of our domestic losses generate state income tax benefit and, in fact, we incurred state income tax expense in one state even though we have a loss. Our international effective tax rate was 44.8% for the three months ended September 30, 2009, compared to 29.6% for the same period in the prior year due to one of our international subsidiaries generating a tax net operating loss and the future utilization of such net operation loss for tax purposes is uncertain.
We had a net loss of $9.7 million for the three months ended September 30, 2009, compared to net income of $12.3 million for the three months ended September 30, 2008 due to the foregoing reasons.
During the three months ended September 30, 2009, we recorded a preferred stock dividend of $0.6 million related to the issuance of our preferred stock in June 2009.
The following table compares revenues and income (loss) from operations for each of our business segments for the quarter ended September 30, 2009 and 2008. Income (loss) from operations consists of our revenues and the loss on an asset disposition less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)
Oilfield Services	$31,904	$73,390	$(41,486)	$(4,211)	$13,831	$(18,042)
Drilling and Completion	76,299	77,761	(1,462)	5,508	11,337	(5,829)
Rental Services	11,813	27,114	(15,301)	(1,218)	8,545	(9,763)
General corporate	—	—	—	(3,149)	(4,680)	1,531

Total	$120,016	$178,265	$(58,249)	$(3,070)	$29,033	$(32,103)

Oilfield Services
Revenues for our Oilfield Services segment were $31.9 million for the three months ended September 30, 2009, a decrease of 56.5% compared to $73.4 million in revenues for the three months ended September 30, 2008. Income from operations decreased $18.0 million and resulted in a loss from operations of $4.2 million in the third quarter of 2009 compared to income from operations of $13.8 million in the third quarter of 2008. Our Oilfield Services segment revenues and operating income for the third quarter of 2009 decreased compared to the third quarter of 2008 due to weak market conditions that resulted in reduced demand and pricing for our services. Depreciation and amortization expense for the Oilfield Services segment increased by $2.0 million or 32.4% in the third quarter of 2009 compared to the third quarter of the previous year, due to capital expenditures completed during 2008, including six coiled tubing units delivered in the last half of 2008. We have not realized the benefits of these capital expenditures due to decreased utilization and pricing of our equipment as a result of the decline in United States drilling activity.
Drilling and Completion
Revenues for the quarter ended September 30, 2009 for the Drilling and Completion segment were $76.3 million compared to $77.8 million in revenues for the quarter ended September 30, 2008. Income from operations decreased to $5.5 million in the third quarter of 2009 compared to $11.3 million in the third quarter of 2008. This reduction was due to: (1) reduced rig utilization and rig rates in Argentina; (2) an increase of $1.8 million, or 47.4%, in depreciation and amortization; (3) increased labor and other costs in Argentina; and (4) $1.1 million of severance costs during the three months ended September 30, 2009 related to workforce reductions in Argentina as a result of lower activity. The increase in depreciation and amortization expense was the result of the addition of new rigs in Argentina and the acquisition of BCH. Our Drilling and Completion segment revenues for the third quarter of 2009 included $11.0 million of revenue generated from the acquisition of BCH at the end of 2008.
Rental Services
Revenues for the quarter ended September 30, 2009 for the Rental Services segment were $11.8 million, a decrease from $27.1 million in revenues for the quarter ended September 30, 2008. Income from operations decreased to a $1.2 million operating loss in the third quarter of 2009 compared to $8.5 million operating income in the third quarter of 2008. Our Rental Services segment revenues and operating income for the third quarter of 2009 decreased compared to the prior year due to the decrease in revenues as a result of the decrease in utilization of our rental equipment and a more competitive pricing environment due to a decrease in drilling activity in the United States In addition, depreciation and amortization expense for our Rental Services segment increased $0.6 million, or 8.7%, in the third quarter of 2009 compared to the third quarter of 2008 due to capital expenditures made during 2008.
General Corporate
General corporate expenses decreased $1.5 million to $3.1 million for the three months ended September 30, 2009 compared to $4.7 million for the three months ended September 30, 2008. The decrease was due to the decrease in payroll costs and benefits due to reduced management and accounting and administrative staff and the decrease in share-based compensation expense. Share-based compensation expense included in general corporate expense was $1.0 million in the third quarter of 2009 compared to $1.5 million in the third quarter of 2008.
Comparison of Nine Months Ended September 30, 2009 and 2008
Our revenues for the nine months ended September 30, 2009 were $377.6 million, a decrease of 23.6% compared to $494.6 million for the nine months ended September 30, 2008. The decrease in revenues is due to the decrease in revenues in our Oilfield Services and our Rental Services segments, offset in part by an increase in revenues in our Drilling and Completion segment. The increase in revenues in our Drilling and Completion segment was due to the acquisition of BCH in Brazil offset by lower rig utilization and pricing in our Drilling and Completion operation conducted in Argentina. The Drilling and Completion segment generated $223.2 million in revenues for the nine months ended September 30, 2009 compared to $210.6 million for the nine months ended September 30, 2008. BCH generated $31.8 million of revenues for the nine months ended September 30, 2009. Our Oilfield Services segment revenues decreased to $105.8 million for the nine months ended September 30, 2009 compared to $209.9 million for the nine months ended September 30, 2008. Revenues for our Rental Services segment decreased to $48.6 million for the nine months ended September 30, 2009 compared to $74.0 million for the nine months ended September 30, 2008. The decline in oil and natural gas prices and the resulting decrease in drilling activity caused a significant deterioration in both equipment utilization and pricing for our Oilfield Services and Rental Services segments.

Our direct costs for the nine months ended September 30, 2009 decreased 12.1% to $281.1 million, or 74.5% of revenues, compared to $319.8 million, or 64.7% of revenues, for the nine months ended September 30, 2008. The increase in the percentage of direct costs to revenue between periods is primarily due to the change in our revenue mix and the fact that not all of our direct costs are variable and therefore do not fluctuate with revenues. For the nine months ended September 30, 2009, our higher margin Rental Services segment only comprised 12.9% of our total revenues compared to 15.0% of our total revenues for the nine months ended September 30, 2008. Our direct costs in our Oilfield Services and Rental Services segments decreased in absolute dollars in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, but our revenues in our Oilfield Services and Rental Services segments decreased faster during that same period than the reduction in direct costs. Our Oilfield Services segment direct costs for the nine months ended September 30, 2009 decreased 37.8% from direct costs for the nine months ended September 30, 2008, while the revenues decreased 49.6% over that same period. In addition, our Oilfield Services segment had $1.2 million of expenses recorded during the nine months ended September 30, 2009 related to severance payments, the closing of unprofitable locations and downsizing other locations. Our Oilfield Services segment has also been impacted by pricing pressure that decreases revenues but has no impact on direct costs.
Our Rental Services segment direct costs for the nine months ended September 30, 2009 decreased 23.1% from direct costs in the Rental Services segment for the nine months ended September 30, 2008, while the revenues decreased 34.4% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, pricing pressure has reduced our Rental Services revenues but had no impact on our direct costs. Direct costs in our Drilling and Completion segment increased $17.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Direct costs related to our December 2008 acquisition of BCH were $20.8 million during the nine months ended September 30, 2009. Our Drilling and Completion segment direct costs for the nine months ended September 30, 2009 increased 10.7% from direct costs for the nine months ended September 30, 2008, while the revenues increased 6.0% over that same period. This unfavorable variance is primarily attributed to lower utilization of our drilling and service rigs during the nine months ended September 30, 2009 compared to the same period of the prior year. Additionally, workforce reductions in response to market conditions are difficult and costly to implement in the labor environment in Argentina. We incurred $1.4 million in severance costs in Argentina during the nine months ended September 30, 2009.
Selling, general and administrative expense was $40.6 million for the nine months ended September 30, 2009 compared to $46.2 million for the nine months ended September 30, 2008. Selling, general and administrative expense decreased primarily due to cost reduction steps that were made in the nine months ended September 30, 2009 in response to market conditions, and a decrease related to the amortization of share-based compensation arrangements, offset in part by additional bad debt expense. Selling, general and administrative expense includes share-based compensation expense of $3.6 million in the nine months ended September 30, 2009 and $6.2 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we recorded bad debt expense of $4.1 million compared to $1.5 million for the nine months ended September 30, 2008. As a percentage of revenues, selling, general and administrative expenses were 10.8% for the nine months ended September 30, 2009 compared to 9.3% for the same period in the prior year.
During the nine months ended September 30, 2009, we recorded a $1.9 million loss on an asset disposition from the total loss of a rig from a blow-out in our Drilling and Completion segment. The insurance proceeds for the loss were not sufficient to cover the book value of the rig and related assets. Effective August 1, 2008, we sold our drill pipe tong manufacturing assets that were acquired in our acquisition of Rogers and that were part of our Oilfield Services segment. The total sale agreement was for $7.5 million and we recognized a gain of $166,000 on the sale.
Depreciation and amortization expense increased 27.4% to $61.8 million for the nine months ended September 30, 2009 from $48.5 million for the nine months ended September 30, 2008. The primary increase in depreciation expense is due to our capital expenditure programs in 2008, principally the addition of new service rigs and one drilling rig in Argentina and the expansion of our coiled tubing fleet. Depreciation and amortization expense as a percentage of revenues increased to 16.4% for the first nine months of 2009, compared to 9.8% for the first nine months of 2008, due to the decrease in revenues as a result of the decline in United States drilling activity. The acquisition of BCH at the end of 2008 contributed an additional $3.0 million of depreciation and amortization expense in the nine months ended September 30, 2009.

We had a $7.8 million loss from operations for the nine months ended September 30, 2009, compared to $80.3 million in income from operations for the nine months ended September 30, 2008, for a total decrease of $88.1 million. The loss from operations for the nine months ended September 30, 2009 is due to the decrease in revenues and the increase in direct costs and depreciation as a percentage of revenues, as revenues decreased more quickly than our cost reductions. The nine months ended September 30, 2009 was also negatively affected by an increase of $2.6 million of bad debt expense compared to the nine months ended September 30, 2008, a $1.9 million loss on an asset disposition and $3.2 million of expenses related to severance payments, the closing of unprofitable locations and downsizing other locations.
Our interest expense was $37.5 million for the nine months ended September 30, 2009, compared to $36.2 million for the nine months ended September 30, 2008. On June 29, 2009 we purchased $74.8 million of our senior notes with proceeds from our $125.6 million in equity issuances on that same date. We also prepaid the then $35.0 million outstanding loan balance under our revolving credit facility on June 29, 2009 from those same equity proceeds. This compared to an outstanding balance of $38.5 million at September 30, 2008 under our revolving credit facility. In 2008, through DLS Drilling, Logistics & Services Company, or DLS, our subsidiary in Argentina, we also entered into a new $25.0 million import finance facility with a bank to fund a portion of the purchase price of new drilling and service rigs. Interest expense also increased due to the acquisition of BCH at the end of 2008. BCH had a $22.1 million term loan facility at December 31, 2008 which was reduced to $16.2 million at September 30, 2009. Interest expense includes amortization expense of debt issuance costs of $1.7 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.
Our interest income was $53,000 for the nine months ended September 30, 2009, compared to $4.1 million for the nine months ended September 30, 2008. In January 2008, we invested $40.0 million into a 15% convertible subordinated secured debenture with BCH. We earned interest on this note up until December 31, 2008, when we acquired all of the outstanding stock of BCH.
During the nine months ended September 30, 2009, we recorded a gain of $26.4 million as a result of a tender offer that we completed on June 29, 2009. We purchased $30.6 million aggregate principal of our 9.0% senior notes and $44.2 million aggregate principal of 8.5% senior notes for approximately $46.4 million. We also wrote-off $1.5 million of debt issuance costs related to the retired notes and we incurred approximately $466,000 in expenses related to the transactions.
Our benefit for income taxes for the nine months ended September 30, 2009 was $6.8 million, or 35.5% of our net loss before income taxes, compared to an income tax expense of $17.9 million, or 36.6% of our net income before income taxes for 2008. Our United States effective tax rate was 34.0% for the nine months ended September 30, 2009, compared to 37.8% for the same period in the prior year. The lower effective tax rate on our United States operations was due to nondeductible expenses and state income taxes. Our tax rate from our international operations was 31.5% for the nine months ended September 30, 2009, compared to 35.8% for the same period in the prior year due to the impact of foreign currency losses.
We had a net loss of $12.3 million for the nine months ended September 30, 2009, compared to net income of $30.9 million for the nine months ended September 30, 2008 due to the foregoing reasons.
The following table compares revenues and income (loss) from operations for each of our business segments for the nine months ended September 30, 2009 and 2008. Income (loss) from operations consists of our revenues and the loss on an asset disposition less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)
Oilfield Services	$105,827	$209,946	$(104,119)	$(15,701)	$40,218	$(55,919)
Drilling and Completion	223,237	210,640	12,597	14,420	29,596	(15,176)
Rental Services	48,560	73,996	(25,436)	3,318	24,033	(20,715)
General corporate	—	—	—	(9,879)	(13,564)	3,685

Total	$377,624	$494,582	$(116,958)	$(7,842)	$80,283	$(88,125)

Oilfield Services
Revenues for our Oilfield Services segment were $105.8 million for the nine months ended September 30, 2009, a decrease of 49.6% compared to $209.9 million in revenues for the nine months ended September 30, 2008. Income from operations decreased $55.9 million and resulted in loss from operations of $15.7 million in the first nine months of 2009 compared to income from operations of $40.2 million in the first nine months of 2008. Our Oilfield Services segment revenues and operating income for the nine months ended September 30, 2009 decreased compared to the nine months ended September 30, 2008 due to weak market conditions that resulted in reduced demand and pricing for our services. During the nine months ended September 30, 2009, we incurred $1.2 million of costs related to severance payments, the closing of unprofitable locations and downsizing other locations in our Oilfield Services segment. In addition, we increased our bad debt reserve by recording $3.1 million of bad debt expense for the Oilfield Services segment during the nine months ended September 30, 2009 as a result of the decreased oil and natural gas prices and the financial difficulties that some of our customers are facing. Our bad debt expense recorded in the nine months ended September 30, 2008 for the Oilfield Services segment was $0.9 million. Depreciation and amortization expense for the Oilfield Services segment increased by $5.1 million or 29.0% in the first nine months of 2009 compared to the same period of the previous year, due to capital expenditures completed during 2008, including six coiled tubing units delivered in the last half of 2008. We have not realized the benefits of these capital expenditures due to decreased utilization and pricing of our equipment as a result of the decline in United States drilling activity.
Drilling and Completion
Revenues for the nine months ended September 30, 2009 for the Drilling and Completion segment were $223.2 million, an increase of 6.0% compared to $210.6 million in revenues for the nine months ended September 30, 2008. Income from operations decreased to $14.4 million in the first nine months of 2009 compared to $29.6 million for the first nine months of 2008. This reduction was due to: (1) reduced rig utilization and rig rates in Argentina during the nine months ended September 30, 2009; (2) increased labor and other costs in Argentina during the nine months ended September 30, 2009 (3) an increase of $5.9 million, or 57.4%, in depreciation and amortization in the first nine months of 2009; (4) a $1.9 million non-cash loss recorded in the nine months ended September 30, 2009 on a rig destroyed in a blow-out; (5) $1.4 million of severance costs during the nine months ended September 30, 2009 related to workforce reductions in Argentina as a result of lower activity and (6) $329,000 of costs incurred to consolidate operating locations in Brazil during the nine months ended September 30, 2009. The increase in depreciation and amortization expense was the result of the addition of new rigs in Argentina and the acquisition of BCH. Our Drilling and Completion segment revenues for the first nine months of 2009 included $31.8 million of revenue generated from the acquisition of BCH at the end of 2008.
Rental Services
Revenues for the nine months ended September 30, 2009 for the Rental Services segment were $48.6 million, a decrease from $74.0 million in revenues for the nine months ended September 30, 2008. Income from operations decreased to $3.3 million in the first nine months of 2009 compared to $24.0 million in the first nine months of 2008. Our Rental Services segment revenues and operating income for the first half of 2009 decreased compared to the prior year due primarily to the decrease in utilization of our rental equipment and a more competitive pricing environment due to a decrease in drilling activity in the United States The decrease in income from operations in the nine months ended September 30, 2009 is also due to a $1.0 million increase to the bad debt expense for Rental Services segment customers who are facing financial difficulties, and $237,000 of costs related to closing a rental yard and reducing our workforce. Our bad debt expense recorded in the nine months ended September 30, 2008 for the Rental Services segment was $0.7 million. In addition, depreciation and amortization expense for our Rental Services segment increased $2.4 million or 12.0%, in the first nine months of 2009 compared to the first nine months of 2008 due to capital expenditures made during 2008 and a $584,000 additional reduction in the carrying value of our airplane to its ultimate selling price received in April 2009.
General Corporate
General corporate expenses decreased $3.7 million to $9.9 million for the nine months ended September 30, 2009 compared to $13.6 million for the nine months ended September 30, 2008. The decrease was due to the decrease in payroll costs and benefits due to reduced management and accounting and administrative staff and the decrease in share-based compensation expense. Share-based compensation expense included in general corporate was $2.8 million in the nine months ended September 30, 2009 compared to $5.3 million in the nine months ended September 30, 2008.

Liquidity
In June 2009, we strengthened our balance sheet by raising approximately $125.6 million in gross proceeds from the sale of common stock and a newly issued series of preferred stock. The transactions were effected through a common stock rights offering to our existing stockholders, the sale of common stock to Lime Rock through its backstop commitment of the rights offering, and the sale of convertible perpetual preferred stock to Lime Rock. Approximately $46.4 million of the proceeds were used to purchase an aggregate of $74.8 million principal amount of our existing senior notes, approximately $35.0 million was used to repay all the borrowings under our revolving bank credit facility due 2012, except for outstanding letters of credit, and the remainder for general corporate purposes.
Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. Our amended and restated revolving credit facility permits borrowings of up to $90.0 million in principal amount. As of September 30, 2009, we had $85.7 million available for borrowing under our amended and restated revolving credit facility. Our cash on hand and cash flows from operations are expected to be our primary source of liquidity in fiscal 2009. We had cash and cash equivalents of $41.6 million at September 30, 2009 compared to $6.9 million at December 31, 2008.
Our revolving credit agreement requires us to maintain specified financial ratios. If we fail to comply with the financial ratio covenants, it could limit or eliminate the availability under our revolving credit agreement. Our ability to maintain such financial ratios may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit agreement will waive any failure to meet such ratios or tests. The decrease in the United States rig count experienced late in 2008 and 2009 and the resulting decrease in demand for our services adversely impacts our ability to maintain or meet such financial ratios. We believe that the $125.6 million in gross equity proceeds received in June 2009 has significantly improved our liquidity and decreased our reliance on our revolving credit facility. We utilized a portion of the equity proceeds to prepay all borrowings under our revolving credit agreement and maintained $41.6 million of cash on hand as of September 30, 2009. We do not plan any new borrowings under the revolving credit facility in the near future.
Operating Activities
During the nine months ended September 30, 2009, our operating activities provided $37.5 million in cash. Our net loss for the nine months ended September 30, 2009 was $12.3 million. Non-cash expenses totaled $34.4 million during the first nine months of 2009 consisting of $61.8 million of depreciation and amortization, $3.6 million for share based compensation expense, $1.7 million in amortization of debt issuance costs, $4.1 million related to increases to the allowance for doubtful accounts receivables, a $1.9 million loss on a rig destroyed in a blow-out, less $26.4 million on the gain from debt extinguishment, $11.1 million for deferred income taxes related to timing differences and $1.2 million on the gain from asset disposals.
During the nine months ended September 30, 2009, changes in operating assets and liabilities provided $15.4 million in cash, principally due to a decrease in accounts receivable of $59.5 million, a decrease in prepaid expenses and other current assets of $3.3 million and a decrease in inventory of $3.9 million, offset in part by a decrease in accounts payable of $29.0 million, a decrease in accrued interest of $12.5 million and a decrease in accrued expenses of $11.6 million. Accounts receivable, inventory and accounts payable decreased primarily due to the drop in our activity in the first nine months of 2009. The decrease in prepaid expense and other current assets was the result of tax refunds received. The decrease in accrued interest relates to the semi-annual payment of interest on our senior notes. The decrease in accrued expenses related primarily to the payment of a $3.0 million earn-out in conjunction with the acquisition of substantially all of the assets of Diamondback Oilfield Services, Inc., as well as to the drop in our activity for the first nine months of 2009.
During the nine months ended September 30, 2008, our operating activities provided $74.3 million in cash. Net income for the nine months ended September 30, 2008 was $30.9 million. Non-cash expenses totaled $60.8 million during the first nine months of 2008 consisting of $48.5 million of depreciation and amortization, $4.3 million for deferred income taxes related to timing differences, $1.6 in amortization of debt issuance costs, $6.2 million from the expensing of stock based compensation, $1.5 million related to increases to the allowance for doubtful accounts receivables, less $1.3 million on the gain from asset disposals.

During the nine months ended September 30, 2008, changes in operating assets and liabilities used $17.4 million in cash, principally due to an increase of $30.6 million in accounts receivable, a decrease in accrued interest of $10.8 million, an increase of $7.0 million in inventories, an increase of $2.3 million in other assets, offset in part by an increase of $16.6 million in accounts payable, an increase of $4.8 million in accrued salaries, benefits and payroll taxes and an increase of $12.1 million in accrued expenses. Accounts receivable increased primarily due to the increase in our revenues in the first nine months of 2008. The decrease in accrued interest is due to the scheduled interest payments on our senior notes made in July and September. The increase in inventories is related to the additional supplies needed to support our increasing rig and coiled tubing fleets. The increase in other assets primarily relates to $4.0 million of interest income on our $40.0 million note receivable from BCH offset by the sale of an investment in a partnership with a cost basis of $1.4 million and reductions of $756,000 of deferred mobilization costs and $217,000 of oil and natural gas investments. The increase in accounts payable can be attributed to additional expenses related to the growth of our Drilling and Completion segment’s rig fleet and our coiled tubing fleet. The increase in accrued salaries, benefits and payroll taxes is primarily related to a retroactive pay increase granted to our Drilling and Completion segment’s workers based in Argentina due to labor negotiations. The increase in accrued expenses is primarily related to an additional operational activities and new capital expenditures in all three of our segments.
Investing Activities
During the nine months ended September 30, 2009, we used $49.4 million in investing activities, consisting of $67.3 million for capital expenditures, $1.1 million of additional investments, offset by a decrease of $7.1 million in other assets, $8.0 million of proceeds from equipment sales and $3.9 million in insurance proceeds for a drilling rig destroyed by a blow-out. Included in the $67.3 million for capital expenditures was $9.4 million for our Oilfield Services segment, $37.2 million for our two domestic drilling rigs and $13.6 million for additional equipment in our Drilling and Completion segment and $7.0 million for drill pipe and other equipment used in our Rental Services segment. We invested $2.4 million of cash and cash expenditures into our investment into our Saudi Arabia joint venture and we received $1.3 million from insurance proceeds related to a pre-acquisition contingency on BCH. The decrease in other assets was due to the conversion of deposits on equipment purchases into capital expenditures for the drilling rigs and assets used in our directional drilling services. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers. We also transferred $1.6 million of rental assets as part of our investment into our Saudi Arabia joint venture in a non-cash transaction.
During the nine months ended September 30, 2008, we used $163.8 million in investing activities, consisting of $117.8 million for capital expenditures, a $40.0 million convertible subordinated secured note from BCH, $9.2 million for deposits on equipment purchases for our Drilling and Completion segment, $5.8 million for purchases of investment opportunities, offset by $9.0 million of proceeds from asset sales. Included in the $117.8 million for capital expenditures was $35.6 million for our Oilfield Services segment, including additional casing and tubing equipment and coiled tubing support equipment, $65.5 million for additional equipment in our Drilling and Completion segment and $16.7 million for drill pipe and other equipment used in our Rental Services segment. We made an investment of $5.6 million to acquire a 15% stock ownership interest in BCH, which complimented our $40.0 million note receivable. We received $3.0 million from the sale of our drill pipe tong manufacturing assets and $6.0 million from asset sales in connection with items “lost in hole” or “damaged beyond repair” by our customers or other asset sales.
Financing Activities
During the nine months ended September 30, 2009, financing activities provided $46.7 million in cash. We raised $120.3 million net of expenses from the issuance of common and preferred stock, and borrowed $25.0 million under a loan facility to acquire two drilling rigs, offset in part by repayments of $61.5 million of long-term debt and a net repayment on our revolving credit facility of $36.5 million. The repayments of long-term debt consisted of $46.4 million on the senior notes as a result of a tender offer and $15.1 million of scheduled debt repayment including prepayment on our BCH loan facility. We also incurred $644,000 in debt issuance costs consisting of $513,000 on the revolving credit facility, primarily to modify our loan covenants, and $131,000 on the rig financing agreement. In addition, we financed our renewal of $3.2 million in insurance policy premiums in non-cash transactions.
During the nine months ended September 30, 2008, financing activities provided $52.6 million in cash. We received $38.5 million from net borrowings under our revolving line of credit and an additional $20.0 million in proceeds from long-term debt and repaid $6.5 million in borrowings under long-term debt facilities. Proceeds from the additional $20.0 million in long-term borrowing were used for a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. We also financed our renewal of $3.0 million in insurance policy premiums in a non-cash transaction. The $6.5 million of repayment of long-term debt facilities were scheduled repayments. We also received $633,000 in proceeds from the exercise of options and warrants.

At September 30, 2009, we had $495.4 million in outstanding indebtedness, of which $478.7 million was long-term debt and $16.7 million is due within one year.
Senior notes, bank loans and line of credit agreements
On January 18, 2006 and August 14, 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc. and DLS, to repay existing debt and for general corporate purposes. On June 29, 2009, we closed on a tender offer in which we purchased $30.6 million aggregate principal of our 9.0% senior notes for a total consideration of $650 per $1,000 principal amount.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc. On June 29, 2009, we closed on a tender offer in which we purchased $44.2 million aggregate principal of our 8.5% senior notes for a total consideration of $600 per $1,000 principal amount.
On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and had a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. On April 9, 2009, we entered into a Third Amendment to our existing Second Amended and Restated Credit Agreement dated as of April 26, 2007 which modified the leverage ratio and interest coverage ratio covenants of the Credit Agreement. In addition, permitted maximum capital expenditures were reduced to $85.0 million for 2009 compared to the previous limit of $120.0 million, which is consistent with our previously announced plans to limit capital expenditures for the year. We were in compliance with all debt covenants as of September 30, 2009 and December 31, 2008. As of September 30, 2009, we had no borrowings under the facility and at December 31, 2008 we had $36.5 million of borrowings outstanding. The credit agreement loan rates are based on prime or LIBOR plus a margin. The weighted average interest rate was 4.6% at December 31, 2008. Availability under the facility was reduced by outstanding letters of credit of $4.3 million and $5.8 million at September 30, 2009 and December 31, 2008, respectively.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.2% and 5.1% as of September 30, 2009 and December 31, 2008, respectively. The outstanding amount due as of September 30, 2009 and December 31, 2008 was $1.2 million and $2.5 million, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of September 30, 2009 and December 31, 2008. The bank loan interest rates are based on LIBOR plus a margin. The weighted average interest rate was 4.8% and 6.9% at September 30, 2009 and December 31, 2008, respectively. The outstanding amount as of September 30, 2009 and December 31, 2008 was $21.3 million and $25.0 million, respectively.

As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of September 30, 2009 and December 31, 2008. The credit facility loan interest rates are based on LIBOR plus a margin. At September 30, 2009 and December 31, 2008, the outstanding amount of the loan was $16.2 million and $22.1 million and the interest rate was 3.8% and 6.0%, respectively.
On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a financial institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At September 30, 2009, the outstanding amount of the loan was $24.2 million.
Notes payable
In connection with the acquisition of Rogers, we issued to the seller a note in the amount of $750,000. The note bore interest at 5.0% and was paid in full in April 2009 in accordance with its terms.
In 2000, we compensated directors who served on the board of directors from 1989 to June 30, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bore interest at the rate of 5.0%. As of September 30, 2009 and December 31, 2008, the principal and accrued interest on these notes was $0 and $32,000.
In 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $991,000 at September 30, 2009 and December 31, 2008, respectively. In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed average weighted interest rate of 4.8%. Under terms of the agreements, the amount outstanding is paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $2.0 million as of September 30, 2009.
Other debt
As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $391,000 at September 30, 2009 and $779,000 at December 31, 2008.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At September 30, 2009, we had a $90.0 million revolving line of credit with a maturity of April 2012. At September 30, 2009, we had no borrowings on the facility but we had $4.3 million in outstanding letters of credit.
Capital Resources
We have reduced our planned capital spending for 2009 compared to 2008. We currently expect to spend a total of approximately $12.0 million of capital expenditures for the remainder of 2009. This amount includes budgeted but unidentified expenditures which may be required to enhance or extend the life of existing assets. We believe that our cash generated from operations, cash on hand and cash available under our credit facilities will provide sufficient funds for our identified projects and to service our debt. However, the decrease in drilling activity and the resulting decrease in demand and pricing for our services has an adverse impact on our cash flow from operations and our liquidity. This could require us to raise external capital and we cannot be assured such capital will be available to us, especially in the current tight credit market and volatility in the equity market.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2009.

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Subsequently, the FASB provided for a one-year deferral of the provisions as it relates to fair value measurement requirements for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We adopted these provisions on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which were adopted on January 1, 2009 and neither adoption had any impact on our financial position or results of operations.
In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This guidance changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Additionally, the guidance requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. We adopted this guidance on January 1, 2009 and the guidance will be applied prospectively to all business combinations subsequent to the effective date.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the original standard. It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. We adopted this update on April 1, 2009 and there was no impact on our financial position or results of operations.
In April 2009, the FASB issued new accounting guidance related to interim disclosures on the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. We adopted the additional disclosure requirements in our June 30, 2009 financial statements and there was no impact on our financial position or results of operations.
In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted this guidance for the period ending June 30, 2009, which did not have an impact on our financial position or results of operations.
In June 2009, the FASB issued new accounting guidance related to variable interest entities and to provide more relevant and reliable information to users of financial statements. The guidance requires an analysis to determine whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest. The guidance also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of this guidance will have on our financial position and operating results.
In August 2009, FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. This update is effective for our fourth quarter 2009 and we are currently evaluating the impact the adoption of this guidance will have on our financial position and operating results.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating both the timing and impact of adopting this update on our consolidated financial statements.
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
Interest Rate Risk.
Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt. We have approximately $38.6 million of adjustable rate debt with a weighted average interest rate of 4.3% at September 30, 2009.

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
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms.
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
Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.
We had 71,382,780 shares of common stock outstanding as of October 30, 2009 and 14,202,146 shares reserved for issuance upon conversion of our convertible preferred stock. At October 30, 2009, we had reserved an additional 1,634,387 shares of common stock for issuance under our equity compensation plans, of which 701,732 shares were issuable upon the exercise of outstanding options with a weighted average exercise price of $6.31 per share. As of the same date, there were a total of 417,863 shares of non-performance-based restricted stock and 481,666 shares of performance-based restricted stock outstanding under our equity compensation plans.
In connection with our acquisition of DLS we entered into an investors rights agreement with the seller parties to the DLS stock purchase agreement, who collectively hold 11,792,186 shares of our common stock as of October 30, 2009 In addition, in connection with our backstopped rights offering, we entered into a registration rights agreement with Lime Rock who hold 19,889,044 shares of our common stock and 36,393 shares of our preferred stock as of October 30,2009, which are convertible into 14,202,146 shares of our common stock. Pursuant to those agreements, the DLS sellers and Lime Rock are entitled to certain rights with respect to the registration of the sale of such common shares under the Securities Act. By exercising their registration rights and causing a large number of shares to be sold in the public market, these holders could cause the market price of our common stock to decline.
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
The DLS sellers collectively hold 11,792,186 shares of our common stock, representing approximately 16.5% of our issued and outstanding shares as of October 30, 2009. Under the investors rights agreement that we entered into in connection with the DLS acquisition, the DLS sellers have the right to designate two nominees for election to our board of directors. Lime Rock currently holds 19,889,044 shares of our common stock, representing approximately 27.9% of our issued and outstanding shares as of October 30, 2009. In addition, Lime Rock owns 36,393 shares of preferred stock which are convertible into 14,202,146 shares of our common stock. Through its ownership of common and preferred stock, Lime Rock controls, in the aggregate, 35% of our stockholders’ voting power. Pursuant to the investment agreement we entered into with Lime Rock, Lime Rock has the right to designate up to four people to serve on our board of directors based upon the amount of our common stock Lime Rock and its affiliates beneficially own (counting the preferred stock on an as converted basis). Currently, Lime Rock has the right to designate four nominees for election to our board of directors. As a result, the DLS sellers and Lime Rock each have considerable influence over the composition of our board of directors, our future operations and strategy and our future corporate actions, including matters submitted for a stockholder vote.
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2009.

Allis-Chalmers Energy Inc. (Registrant)
/s/ Munawar H. Hidayatallah
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX
3.1	Certificate of Designations of 7% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 1, 2009).

4.1	First Amendment to Investment Agreement, dated June 25, 2006, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 1, 2009).

4.2	Second Amendment to Investment Agreement, dated September 1, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 2, 2009).

4.3	Registration Rights Agreement, dated June 26, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on July 1, 2009).

10.1	Amended and Restated Employment Agreement, dated August 5, 2009, between Allis-Chalmers Energy Inc. and Victor M. Perez (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 11, 2009).

10.2	Amended and Restated Performance Award Agreement, dated August 5, 2009, between Allis-Chalmers Energy Inc. and Victor M. Perez (incorporate by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 11, 2009).

10.3	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 16, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith