Form 10-K
period 2009-12-31
Allis Chalmers Energy Inc.
filed 2010-03-09
CIK 3982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-2199

ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-0126090 (I.R.S. Employer Identification No.)

5075 WESTHEIMER, SUITE 890, HOUSTON, TEXAS (Address of principal executive offices)	77056 (Zip code)

(713) 369-0550
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Security:	Name of Exchange:

Common Stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price of the common stock of $2.31 per share on June 30, 2009, as reported on the New York Stock Exchange, was approximately $94,383,251.

As of February 26, 2010 there were 71,459,876 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this annual report on Form 10-K or incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders.

DEFINITIONS

“blow out preventors”	A large safety device placed on the surface of an oil or natural gas well to maintain high pressure well bores.

“booster”	A machine that increases the pressure and/or volume of air when used in conjunction with a compressor or a group of compressors.

“capillary tubing”	A small diameter tubing installed in producing wells and through which chemicals are injected to enhance production and reduce corrosion and other problems.

“casing”	A pipe placed in a drilled well to secure the well bore and formation.

“choke manifolds”	An arrangement of pipes, valves and special valves on the rig floor that controls pressure during drilling by diverting pressure away from the blow-out preventors and the annulus of the well.

“coiled tubing”	A small diameter tubing used to service producing and problematic wells and to work in high pressure applications during drilling, production and workover operations.

“directional drilling”	The technique of drilling a well while varying the angle of direction of a well and changing the direction of a well to hit a specific target.

“double studded adapter”	A device that joins two dissimilar connections on certain equipment, including valves, piping and blow-out preventers.

“drill pipe”	A pipe that attaches to the drill bit to drill a well.

“foam unit”	A compressor, a booster, a mist pump and a fuel tank all mounted together on one flat bed trailer to be used for completion, workover and/or shallow drilling operations. Foam units are designed to provide a small footprint and easy transport.

“horizontal drilling”	The technique of drilling wells at a 90-degree angle.

“land drilling rig”	Composed of a drawworks or hoist, a derrick, a power plant, rotating equipment and pumps to circulate the drilling fluid and the drill string.

“measurement-while-drilling”	The technique used to measure direction and angle while drilling a well.

“mist pump”	A drilling pump that uses mist as the circulation medium for injecting small amounts of foaming agent, corrosion agent and other chemical solutions into the well.

“pulling rig”	A type of well-servicing rig used to pull downhole equipment, such as tubing, rods or the pumps from a well, and replace them when necessary. A pulling rig is also used to set downhole tools and perform lighter jobs.

“service rig”	A type of well-servicing rig which can function as either a workover or as a pulling rig.

“spacer spools”	High pressure connections or links which are stacked to elevate the blow out preventors to the drilling rig floor.

“spiral heavy weight drill pipe”	A heavy drill pipe used for special applications primarily in directional drilling. The “spiral” design increases flexibility and penetration of the pipe.

“straight-hole drilling”	The technique of drilling that allows very little or no vertical deviation.

“test plugs”	A device used to test the connections of well heads and the blow out preventors.

“tubing”	A pipe placed inside the casing to allow the well to produce.

“tubing work strings”	The tubing used on workover rigs through which high pressure liquids, gases or mixtures are pumped into a well to perform production operations.

“underbalanced drilling”	A technique in which oil, natural gas, or geothermal wells are drilled by creating a pressure within the well that is lower than the reservoir pressure. The result is increased rate of penetration, reduced formation damage and reduced drilling costs.

“wear bushings”	A device placed inside a wellhead to protect the wellhead from wear.

“workover rigs”	Similar to a land drilling rig, however, they are smaller than the drilling rig for the same depth of well. These rigs are used to complete the drilled wells or to repair them whenever necessary.

SPECIAL NOTE
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements. However, these are not the exclusive means of identifying forward-looking statements. Although such forward-looking statements reflect our good faith judgment, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. These factors include, but are not limited to, the following:

•	the impact of the weak economic conditions and the future impact of such conditions on the oil and natural gas industry and demand for our services;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions;

•	adverse weather conditions in certain regions;

•	the impact of political disturbances, war, or terrorist attacks and changes in global trade policies;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the potential impact of the loss of one or more key employees;

•	the effect of environmental liabilities that are not covered by an effective indemnity or insurance;

•	the impact of current and future laws;

•	the impact of customer defaults and related bad debt expense;

•	the potential impairment in the carrying value of goodwill and other acquired intangible assets;

•	the risks associated with doing business outside the U.S., including currency exchange rates;

•	the effects of competition; and

•	the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to competitors that have less debt, and could have other adverse consequences

Further information about the risks and uncertainties that may impact us are described in “Risk Factors” beginning on page — 12 — of this annual report. You should read those sections carefully. You should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date of this annual report or currently unknown facts or conditions or the occurrence of unanticipated events.

PART I.

ITEM 1.	BUSINESS

We provide services and equipment to oil and natural gas exploration and production companies throughout the U.S. including Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, New Mexico, offshore in the Gulf of Mexico, and internationally primarily in Argentina, Brazil, Bolivia and Mexico. Our central operating strategy is to provide high-quality, technologically advanced services and equipment. As a result of our commitment to customer service, we have developed strong relationships with many of the leading oil and natural gas companies, including both independents and majors.

Our growth strategy is focused on identifying and pursuing opportunities in markets, products and services we believe will grow faster than the overall oilfield services industry and opportunities which we believe help us to mitigate cyclical risk by diversifying our cash flow, both domestically and internationally. Over the past several years, we have significantly expanded the geographic scope of our operations and the range of services we provide through strategic acquisitions and organic growth. Our organic growth has primarily been achieved by expanding our geographic scope, acquiring complementary property and equipment, hiring personnel to service new regions and cross-selling our products and services. Currently, as part of our strategic plan, we are focusing on international growth opportunities. We also continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment.

Our History

We were incorporated in 1913 under Delaware law. We reorganized in bankruptcy in 1988 and sold all of our major businesses. From 1988 to May 2001 we had only one operating company in the equipment repair business, which was sold in December 2001.

In May 2001, under new management, we embarked on a new course of direction into the oilfield service industry. Since 2001, we have completed 24 acquisitions, including six in 2005, six in 2006, four in 2007 and one in 2008. Our first series of acquisitions became the backbone of our Oilfield Services segment. In May 2001 we entered the underbalanced drilling market and then in February of 2002 we entered the directional drilling business and the tubular services business. In December 2004, we entered the production services business. We have improved our product line offerings by completing additional acquisitions for all product lines. We also disposed of some nonstrategic assets in our production services business in June 2007 and in our tubular services business in August 2008.

In September 2004, we entered the Rental Services market which we subsequently expanded with acquisitions in April 2005 and January and December 2006. As a result of these acquisitions, we are now a major provider of oilfield rental tools primarily in the Gulf Coast region of the U.S.

In August 2006, we entered the Drilling and Completion business with the acquisition of DLS Drilling, Logistics & Services Corporation, or DLS, in Argentina. Subsequently, in December 2008 we increased our business in this segment with the acquisition of BCH Ltd, or BCH, in Brazil. In addition, we are building a drilling presence in the U.S. by building new drilling rigs.

As a result of these transactions, our prior results may not be indicative of current or future operations. Segment and geographic financial information appears in “Item 8. Financial Information — Notes to Consolidated Financial Statements — Note 15.”

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

Demand for our services generally increased from 2004 through 2007. Activity in the U.S. Gulf of Mexico, however decreased in the second half of 2007 due to the hurricane season and relocation of offshore rigs to more attractive international markets. Demand for our services for most of 2008 was generally stable due to high oil and natural gas prices and the capital expenditures of the exploration and production companies. As a result, the number of active rigs drilling, or rig count, in the U.S., according to Baker Hughes, peaked at 2,031 in August of 2008 compared to 1,782 at the end of 2007. In the last quarter of 2008, the rig count in the U.S. began to drop due to the weakening U.S. economy, the decrease in oil and natural gas prices and the turmoil in the financial markets which affected the availability of capital for our customers. The Baker Hughes U.S. rig count decreased to 876 in June 2009 and then gradually began to improve in response to increased prices and more stable natural gas prices. As of February 26, 2010, the Baker Hughes U.S. rig count stood at 1,373.

Business Segments

We conduct our operations through three principal segments:

•	Oilfield Services. This segment includes the following oilfield service divisions: directional drilling services, casing and tubular services, underbalanced drilling services and production services.

•	Drilling and Completion. This segment includes drilling, completion, workover and related services.

•	Rental Services. This segment includes the rental of specialized oilfield equipment.

Oilfield Services.  We utilize state-of-the-art equipment to provide well planning and engineering services, directional drilling packages, downhole motor technology, well site directional supervision, exploratory and development re-entry drilling, downhole guidance services and other drilling services to our customers, including measurement-while-drilling (MWD) services. We provide compressed air equipment, chemicals and other specialized products for underbalanced drilling and production applications. We also provide specialized equipment and trained operators to perform a variety of pipe handling services, including installing casing and tubing, changing out drill pipe and retrieving production tubing for both onshore and offshore drilling and workover operations, which we refer to as tubular services. In addition, we provide a variety of quality production-related rental tools and equipment and services, including wire line support services and coiled tubing.

According to Baker Hughes, as of February 26, 2010, 67% of the active drilling rigs in the U.S. were drilling directionally and/or horizontally. We believe directional drilling offers several advantages over conventional drilling including: 1) improvement of total cumulative recoverable reserves; 2) improved reservoir production performance beyond conventional vertical wells; and 3) reduction of the number of field development wells.

In 2007, we expanded our directional drilling capability by completing three acquisitions for a total of approximately $37.3 million. These were Coker Directional, Inc. (June 2007), Diggar Tools, LLC (July 2007) and substantially all of the assets of Diamondback Oilfield Services, Inc. (November 2007). These acquisitions provided additional directional drillers, downhole motors, and MWD tools and enabled us to expand our presence in the Northern Rockies and the Mid-Continent areas. We currently maintain an inventory of approximately 315 drilling motors. Our straight-hole motors offer an opportunity to capture additional market share. We currently provide directional drilling services primarily in Texas, Pennsylvania, Louisiana, Oklahoma and offshore in the Gulf of Mexico.

All wells drilled for oil and natural gas require casing to be installed for drilling, and if the well is producing, tubing will be required in the completion phase. We currently provide tubular services primarily in Texas, Louisiana and both onshore and offshore in the Gulf of Mexico and Mexico.

We expanded our tubular services in October 2007 by acquiring Rebel Rentals, Inc., or Rebel, for a purchase price of approximately $7.3 million. Rebel owns an inventory of equipment used primarily for tubing installation services in the South Louisiana and Gulf Coast regions. In August 2008, we sold our drill pipe tong manufacturing assets for approximately $7.5 million.

Underbalanced drilling shortens the time required to drill a well and enhances production by minimizing formation damage. There is a trend in the industry to drill, complete and workover wells with underbalanced operations. We currently have a combined fleet of approximately 185 compressors, boosters and foam units and we believe we are one of the largest providers of underbalanced drilling services in the United States. We also provide premium air hammers and bits to oil and natural gas companies for use in underbalanced drilling. Our broad and diversified product line enables us to compete in the underbalanced market with equipment and services packages engineered and customized to specifically meet customer requirements. We currently provide underbalanced drilling services primarily in Arkansas, Pennsylvania, New Mexico, Texas, Oklahoma and California.

Our production services product line is focused on coiled tubing services and rental of various tools used in the production process. We sold our capillary tubing units and related equipment for approximately $16.3 million and reported a gain of approximately $8.9 million in June 2007. The assets sold represented a small portion of our Oilfield Services segment. We currently provide production services primarily in Texas, Arkansas, Louisiana and West Virginia.

Drilling and Completion.  We provide drilling, completion, workover and related services for oil and natural gas wells. We operate out of the San Jorge, Cuyan, Neuquen, Austral and Noroeste basins of Argentina and the Espirito Santo, Potiguar, Reconcavo and Sergipe basins of Brazil and in Bolivia. We also offer a wide variety of other oilfield services such as drilling fluids and completion fluids and engineering and logistics to complement our customers’ field organization. We provide the rigs and drilling crews and we also provide rig management services on a variety of rigs, consisting of technical drilling assistance, personnel, repair and maintenance services and drilling operation management services.

Our Drilling and Completion segment was established with the acquisition of DLS in August 2006 for a purchase price of approximately $114.5 million. We expanded our Drilling and Completion segment with the acquisition of BCH, which operates in Brazil. In 2008, we invested $40.0 million into BCH via a 15% convertible subordinated secured debenture and we acquired the common stock of BCH for a total purchase price of $56.1 million. We currently operate a fleet of 76 land rigs, including 17 drilling rigs and 47 service rigs (workover and pulling units) in Argentina, eight drilling rigs and one service rig in Brazil and three drilling rigs in Bolivia. In 2007, we placed orders for four drilling rigs and 16 service rigs. All of the service rigs and one of the drilling rigs were placed into service in Argentina at various dates in 2008. A second drilling rig was activated in Argentina in March 2009. The remaining two drilling rigs were substantially completed during 2009. However, currently both of the drilling rigs are at the original manufacturer’s facility for modification or improvements and we are uncertain as to when these rigs will be available for service. Additionally in 2008 we placed orders for two 1600 horsepower drilling rigs for the U.S. market from a different manufacturer. As a result of industry market conditions in late 2008 and 2009, completion and delivery of these rigs was suspended. It is currently expected that these rigs will be delivered in the second and fourth quarters of 2010.

Rental Services.  We provide specialized oilfield rental equipment, including premium drill pipe, spiral heavy weight drill pipe, tubing work strings, blow out preventors, choke manifolds and various valves and handling tools, for both onshore and offshore well drilling, completion and workover operations. Most wells drilled for oil and natural gas require some form of rental equipment in both the drilling and completion of a well. We have an inventory of specialized equipment, which includes double studded adapters, test plugs, wear bushings, adaptor spools, baskets, spacer spools and other assorted handling tools in various sizes to meet our customers’ demands. We charge customers for rental equipment on a daily basis. Our customers are liable for the cost of inspection, repairs and lost or damaged equipment. We currently provide rental equipment primarily in Texas, Louisiana, Oklahoma, offshore in the Gulf of Mexico and internationally in Mexico, Columbia and Egypt.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on future opportunities:

Strategic position in high growth markets.  We focus on markets, products and services we believe are growing faster than the overall oilfield services industry and in which we can capitalize on our competitive strengths. Pursuant to this strategy, we have become a significant provider of products and services in directional drilling, casing and tubing, underbalanced drilling, drilling and completion and rental services. We also have an established presence in certain international markets which provide additional opportunities for growth and diversification of cash flow.

Strong relationships with diversified customer base.  We have strong relationships with many of the major and independent oil and natural gas producers and service companies in Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, New Mexico, offshore in the Gulf of Mexico, Argentina, Brazil, Bolivia and Mexico. Our largest customers include Pan American Energy LLC Sucursal Argentina, or Pan American Energy, Petroleo Brasileiro S.A, or Petrobras, Repsol-YPF, Chesapeake Energy, Apache Corporation, Anadarko Petroleum, Occidental Petroleum, BP, Devon Energy, and Materiales y Equipo Petroleo. Since 2002, we have broadened our customer base as a result of our acquisitions, technical expertise and reputation for quality customer service and by providing customers with technologically advanced equipment and highly skilled operating personnel.

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

Diversified and increased cash flow sources.  We operate as a diversified oilfield service company through our three business segments. We believe that our product and service offerings and geographical presence through our three business segments provide us with diverse sources of cash flow. Our acquisition of DLS in Argentina in August 2006 and our acquisition of BCH in Brazil at the end of 2008, increased our international presence and we believe, provides more stable long-term contracts and revenue streams when compared to the volatility in the U.S. domestic market. Additionally, the international markets are primarily driven by oil prices compared to the natural gas focus of the U.S. domestic market.

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

Expand geographically to provide greater access and service to key customer segments.  We have locations in Texas, New Mexico, Arkansas, Louisiana and Pennsylvania in order to enhance our proximity to customers and more efficiently serve their needs. We have redeployed our assets to the growing land shale plays such as the Marcellus (principally in Pennsylvania), the Haynesville (Louisiana), the Bakken (North Dakota) and the Eagleford in South Texas. Internationally, our acquisition of DLS expanded our geographic footprint into Argentina and Bolivia and our acquisition of BCH expanded our geographic footprint into Brazil. We expect to increase our international presence principally in South America, Mexico, the Middle East and North Africa. We will continue to evaluate locations to conveniently serve our customers and exploit emerging markets.

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

Expand products and services provided in existing operating locations.  Since the beginning of 2005, we have invested approximately $403.2 million in capital expenditures to grow our business organically by investing in new, technologically advanced equipment and by expanding our product and service offerings. This strategy is consistent with our belief that our customers favor modern equipment emphasizing efficiency and safety and integrated suppliers that can provide a broad range of products and services in many geographic locations. Recent economic conditions have led us to reduce our capital spending and operating expenses consistent with the decline in demand for our services as producers curtailed their drilling activity in 2009.

Increase utilization of assets.  We seek to increase revenues and enhance margins by increasing the utilization of our assets with new and existing customers. We expect to accomplish this through leveraging longstanding relationships with our customers and cross-selling our suite of services and equipment.

Customers

In 2009, 2008 and 2007, one of our customers, Pan American Energy, represented approximately 35.5%, 28.5% and 20.7% of our consolidated revenues, respectively. Pan America Energy is a joint venture that is owned 60% by British Petroleum and 40% by Bridas Corporation. Alejandro P. Bulgheroni, one of our directors, may be deemed to indirectly beneficially own 50% of the outstanding capital stock of Bridas Corporation and is a member of the Management Committee of Pan American Energy. The loss without replacement of our larger existing customers could have a material adverse effect on our results of operations.

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

Our five largest competitors in the Drilling and Completion segment, which operate primarily in Argentina, are Servicios WellTech, Ensign Energy Services, Nabors and Helmerich & Payne, and San Antonia Global Ltd in Brazil.

The Rental Services business is highly fragmented with hundreds of companies offering various rental tool services. Our largest competitors include Weatherford, Quail Rental Tools, Knight Rental Tools, Superior Energy Services (Workstrings) and Smith International (Thomas Tools).

Backlog

We do not view backlog of orders as a significant measure for our business because our jobs are short-term in nature, typically one to 30 days, without significant on-going commitments.

Employees

Our strategy includes acquiring companies with strong management and entering into long-term employment contracts with key employees in order to preserve customer relationships and assure continuity following acquisition. In general, we believe we have good relations with our employees. None of our employees, other than our Drilling and Completion employees, are represented by a union. We actively train employees across various functions, which we believe is crucial to motivate our workforce and maximize efficiency. Employees showing a higher level of skill are trained on more technologically complex equipment and given greater responsibility. All employees are responsible for on-going quality assurance. At February 26, 2010, we had approximately 3,174 employees. Almost all of our Drilling and Completion operations located in Argentina and Brazil are subject to collective bargaining agreements. We believe that we maintain a satisfactory relationship with the unions to which our Drilling and Completion employees belong.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge on our web site at www.alchenergy.com as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission, or SEC.

Our Board of Directors has documented its governance practices by adopting several corporate governance policies. These governance policies, including our corporate governance principles and our code of business ethics and conduct, as well as the charters for the committees of our Board (Audit Committee, Compensation Committee, Corporate Governance and Nominating and Finance Committee) may be viewed on the investor relations section of our website. Copies of such documents will be sent to stockholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Form 10-K.

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

Our operations are affected by global political, economic and market conditions and the condition of the oil and natural gas industry. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. This volatility caused oil and natural gas companies and drilling contractors to change their strategies and expenditure levels late in 2008 and in 2009. We have experienced in the past, and expect to experience in 2010, significant fluctuations in operating results based on these changes.

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

Demand for our products and services is dependent upon the level of oil and natural gas exploration and development activities of, and the corresponding capital spending by, oil and natural gas companies. The industry’s willingness to explore, develop and produce depends largely upon the availability of attractive drilling prospects, the price of oil and natural gas, and the prevailing view of future product prices. Oil and natural gas prices have been extremely volatile and have declined significantly from their historic highs in mid-2008. Any prolonged reduction in oil and natural gas prices will depress levels of exploration, development, and production activity. Such price declines reduce drilling activity and demand for our services, which could lead to lower pricing for our products and services. Accordingly, prolonged periods of lower drilling activity and the reduction in our customers’ expenditures could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

Our customers are engaged in the oil and natural gas exploration business in the U.S., Argentina, Brazil, Mexico and elsewhere. Historically, we have been dependent upon a few customers for a significant portion of our revenues. In 2009, 2008 and 2007, one of our customers, Pan American Energy represented 35.5%, 28.5% and 20.7% of our consolidated revenues, respectively. Pan American Energy also contributes a majority of the revenue derived from our Drilling and Completion operations. In 2009, 2008 and 2007, Pan American Energy represented 59.2%, 66.0% and 51.0% of our Drilling and Completion revenues, respectively.

The strategic agreement with Pan American Energy currently has an expiration date of June 30, 2011. However, Pan American Energy may terminate the agreement (i) without cause at any time with 60 days’ notice, or (ii) in the event of a breach of the agreement by us if such breach is not cured within 20 days of notice of the breach. Because a majority of the revenues of our Drilling and Completion operations are currently generated under this agreement, the revenues and earnings of our Drilling and Completion operations will be materially adversely affected if this agreement is terminated unless we are able to enter into a satisfactory substitute arrangement. We cannot assure you that in the event of such a termination we would be able to enter into a substitute arrangement on terms similar to those contained in the current agreement with Pan American Energy. In addition, our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us and we are unable to enter into contracts with new customers at comparable rates.

This concentration of customers may increase our overall exposure to credit risk. Our customers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations will be materially adversely affected if one or more of our significant customers fails to pay us or ceases to contract with us for our services on terms that are favorable to us or at all.

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

If we are unable to renew or obtain new and favorable contracts for rigs whose contracts are expiring or are terminated, our revenues and profitability could be materially reduced.

We have a number of contracts that will expire in 2010 and 2011. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be substantially below the existing dayrates, which could materially reduce our revenues and profitability.

Failure to secure a drilling contract prior to deployment of a rig under construction or any other rigs we may construct in the future prior to their deployment could adversely affect our future results of operations.

We have two rigs being constructed that are scheduled for delivery in second and fourth quarters of 2010. We have not yet obtained a drilling contract for these rigs. Our failure to secure a drilling contract for any rig under construction prior to its deployment could adversely affect our results of operations and financial condition.

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

The loss of the services of key executives or our failure to attract and retain skilled workers and key personnel could hurt our operations.

We are dependent upon the efforts and skills of our executives to finance and manage our business, identify and consummate additional acquisitions and obtain and retain customers. These executives include our Chief Executive Officer and Chairman of the Board, Munawar H. Hidayatallah. We do not maintain key man insurance on any of our personnel.

In addition, companies in our industry, including us, are dependent upon the available labor pool of skilled employees. Our development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain these employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers, increases in wage rates or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. There can be no assurance that labor costs will not increase. Any increase in our operating costs could cause our business to suffer.

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

The Argentine government has in the past and may in the future promulgate laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees, including significant mandatory severance payments. It is possible the government will adopt measures that will increase salaries or require our Drilling and Completion business to provide additional benefits, which would increase our costs and potentially reduce our profitability, cash flow and/or liquidity. In addition, in many of the countries in which we operate, our workforce has certain compensation and other rights arising from our various collective bargaining agreements and from statutory requirements of those countries relating to involuntary terminations. If we choose to cease operations in one of those countries or if market conditions reduce the demand for our drilling services in such a country, we could incur costs, which may be material, associated with workforce reductions.

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

We have two land drilling rigs that were substantially completed in 2009. One of these rigs worked for a limited period before encountering certain operational malfunctions. Currently both rigs are at the original manufacturer’s facility undergoing modifications or improvements. At this time we cannot be assured that these rigs will not require significant expenditures to bring them to satisfactory operational standards and we are uncertain as to when these rigs will be available for service. We have two additional drilling rigs scheduled to be delivered in 2010 by a different manufacturer.

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

We reviewed goodwill at December 31, 2009 and recorded no impairment but based on our review of goodwill at December 31, 2008 we recorded an impairment of $115.8 million, which was all of our goodwill for the Rental Services segment as well as the impairment of goodwill associated with our Tubular Services and Production Services businesses within our Oilfield Services segment. In the event that market conditions deteriorate or we have a prolonged downturn, we may be required to record an additional impairment of goodwill and such impairment could be material.

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

Our strategic plan may not achieve the intended results.

In 2009, we filed a five-year plan outlining our strategic decision to focus our geographical expansion in the international markets, particularly Columbia, Mexico, Saudi Arabia, Libya, Egypt and the MENA region. As part of this plan, we have begun to transfer idle assets overseas. We may not be successful in executing our strategy. We may not be able to find suitable international acquisitions. In addition, engaging in any international acquisition will incur a variety of costs, and we may never realize the anticipated benefits of any such acquisition. We may need additional financing in order to fund additional acquisitions. Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other businesses. In addition, we may devote resources to potential acquisitions that are never completed. If not successful in achieving our strategic plan may have a material adverse effect on our financial condition, liquidity and results of operations.

We do business in international jurisdictions whose political and regulatory environments and compliance regimes differ from those in the U.S:

A significant amount of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 62.8% of our consolidated revenue in the year ended December 31, 2009. Risks associated with our operations in foreign areas include, but are not limited to:

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

Our international business operations also include projects in countries where governmental corruption has been known to exist. We are subject to the anti-bribery restrictions of the Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage.

Violations of these laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

Devaluation of the Argentine Peso, the Mexican Peso or the Brazilian Real could adversely affect our results of operations.

These currencies have been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. Given the economic and political uncertainties which have historically existed in Argentina, it is impossible to predict whether, and to what extent, the value of the Argentine Peso may depreciate or appreciate against the U.S. dollar. We cannot predict how these uncertainties will affect our financial results, but there is a risk that our financial performance could be adversely affected. Moreover, we cannot predict whether the Argentine government will further modify its monetary policy and, if so, what effect any of these changes could have on the value of the Argentine Peso. Such changes could have an adverse effect on our financial condition and results of operations. Similar economic and political turmoil in Mexico and Brazil could also expose us to unpredictable currency exchange rates in these countries that may result in an adverse effect on our financial condition and results of operations.

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

Historically, the devaluation of the Argentine Peso has created pressures on the domestic price system that generated high rates of inflation. We cannot assure you that inflation rates will remain stable in the future. Significant inflation in Argentina could have a material adverse effect on our results of operations and financial condition.

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

Since our reorganization under the U.S. federal bankruptcy laws in 1988, we have been regularly named in products liability lawsuits primarily resulting from the manufacture of products containing asbestos. In connection with our bankruptcy, a special products liability trust was established and funded to address products liability claims. This product liability trust is in the process of being dissolved. We believe that product liability claims relating to our business prior to bankruptcy are barred by applicable bankruptcy law. Since 1988, no court has ruled that we are responsible for products liability claims. However, if we are held responsible for product liability claims, we could suffer substantial losses that could have a material adverse effect on our financial condition and results of operations. We have not manufactured products containing asbestos since our reorganization in 1988.

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

Risks Associated With an Investment in Our Common Stock

Our common stock price has been volatile, which could adversely affect our business and cause our stockholders to suffer significant losses

The trading price of our common stock has historically fluctuated significantly. For example, during the twelve months ended December 31, 2009, the high sales price per share of our common stock as reported on the New York Stock Exchange was $6.07 and the low sales price per share was $0.71. The volatility of our stock price depends upon many factors including:

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

We had 71,459,876 shares of common stock outstanding as of February 26, 2010 and 14,202,146 shares reserved for issuance upon conversion of our convertible preferred stock. At February 26, 2010, we had reserved an additional 8,552,387 shares of common stock for issuance under our equity compensation plans, of which 701,732 shares were issuable upon the exercise of outstanding options with a weighted average exercise price of $6.31 per share. As of the same date, there were a total of 433,960 shares of non-performance-based restricted stock and 481,666 shares of performance-based restricted stock outstanding under our equity compensation plans.

In connection with our acquisition of DLS we entered into an investors rights agreement with the seller parties to the DLS stock purchase agreement, who collectively hold over 15% of our common stock as of February 26, 2010 In addition, in connection with our backstopped rights offering, we entered into a registration rights agreement with Lime Rock who hold 19,889,044 shares of our common stock and 36,393 shares of our preferred stock as of February 26, 2010, which are convertible into 14,202,146 shares of our common stock. Pursuant to those agreements, the DLS sellers and Lime Rock are entitled to certain rights with respect to the registration of the sale of such common shares under the Securities Act. By exercising their registration rights and causing a large number of shares to be sold in the public market, these holders could cause the market price of our common stock to decline.

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

The DLS sellers collectively hold over 15% of our issued and outstanding common stock as of February 26, 2010. Under the investors rights agreement that we entered into in connection with the DLS acquisition, the DLS sellers have the right to designate two nominees for election to our board of directors. Lime Rock currently holds 19,889,044 shares of our common stock, representing approximately 27.8% of our issued and outstanding shares as of February 26, 2010. In addition, Lime Rock owns 36,393 shares of preferred stock which are convertible into 14,202,146 shares of our common stock. Through its ownership of common and preferred stock, Lime Rock controls, in the aggregate, 35% of our stockholders’ voting power. Pursuant to the investment agreement we entered into with Lime Rock, Lime Rock has the right to designate up to four people to serve on our board of directors based upon the amount of our common stock Lime Rock and its affiliates beneficially own (counting the preferred stock on an as converted basis). Lime Rock has the right to designate four nominees for election to our board of directors and have designated two directors at this time. As a result, the DLS sellers and Lime Rock each have considerable influence over the composition of our board of directors, our future operations and strategy and our future corporate actions, including matters submitted for a stockholder vote.

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

We are a holding company and do not conduct any business operations of our own. Our principal assets are the equity interests we own in our operating subsidiaries, either directly or indirectly. As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our subsidiaries to repay any debt we may incur, and to meet our other obligations. The ability of our subsidiaries to pay dividends and make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements of those subsidiaries. For example, the corporate laws of some jurisdictions prohibit the payment of dividends by any subsidiary unless the subsidiary has a capital surplus or net profits in the current or immediately preceding fiscal year. Payments or distributions from our subsidiaries also could be subject to restrictions on dividends or repatriation of earnings under applicable local law, and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate. Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of/or distributions from any subsidiary upon its bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of the assets of any subsidiary, will be junior to the claims of that subsidiary’s creditors, including trade creditors.

We have a substantial amount of debt, which could adversely affect our financial health and prevent us from making principal and interest payments on the notes and our other debt.

At December 31, 2009, we have approximately $492.2 million of consolidated total indebtedness outstanding and approximately $85.8 million of additional secured borrowing capacity available under our credit agreement.

In addition, we may incur substantial additional debt in the future. Each of the indentures governing our 9.0% senior notes and our 8.5% senior notes permits us to incur additional debt, and our credit agreement permits additional borrowings. If new debt is added to our current debt levels, these related risks could increase.

We may not maintain sufficient revenues to meet our capital expenditure requirements and our financial obligations. Also, we may not be able to generate a sufficient amount of cash flow to meet our debt service obligations.

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

In order to refinance indebtedness, expand existing operations and acquire additional businesses, we will require substantial amounts of capital. There can be no assurance that financing, whether from equity or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. The turmoil in the financial markets since mid-2008 and its impact on the financial condition of the banking sector and other lenders, has significantly reduced access to the capital markets. It is uncertain to what extent capital will be available to us in the future and at what cost. If we are unable to obtain financing, we will be unable to acquire additional businesses and may be unable to meet our obligations under our credit agreement, our 9.0% senior notes, our 8.5% senior notes or any other debt securities we may offer.

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

Our revolving credit agreement requires us to maintain specified financial ratios. If we fail to comply with the financial ratio covenants, it could limit or eliminate the availability under our revolving credit agreement. Our ability to maintain such financial ratios may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit agreement will waive any failure to meet such ratios or tests. The decrease in demand for our services experienced in 2009 adversely impacts our ability to maintain or meet such financial ratios.

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

The following table describes the location and general character of the principal physical properties used in each of our company’s businesses as of February 26, 2010. Our principal executive office is rented and located in Houston, Texas and the table below presents all of our material operating locations and whether the property is owned or leased.

Business Segment	Location	Owned/Leased

Oilfield Services	Searcy, Arkansas	Leased
	Broussard, Louisiana	Owned
	Youngsville, Louisiana	Owned
	Carlsbad, New Mexico	Leased
	Farmington, New Mexico	Leased
	Elk City, Oklahoma	Leased
	McAlester, Oklahoma	Leased
	Oklahoma City, Oklahoma	Leased
	Mt Morris, Pennsylvania	Leased
	Conroe, Texas	Leased
	Corpus Christi, Texas	Leased — 2 locations
	Fort Stockton, Texas	Leased
	Houston, Texas	Leased
	Kilgore, Texas	Leased
	Longview, Texas	Leased
	San Angelo, Texas	Leased
Drilling and Completion	Buenos Aires, Argentina	Leased
	Comodoro Rivadavia, Argentina	Owned
	Neuquen, Argentina	Owned
	Rincon de los Sauces, Argentina	Owned
	Tartagal, Argentina	Owned
	Santa Cruz, Bolivia	Leased
	Catu, Bahia, Brazil	Owned
	Aracuja, Sergipe, Brazil	Leased
	Macae, Rio de Janeiro, Brazil	Leased
	Mossoro, Rio Grande de Norte, Brazil	Leased
	Rio de Janeiro, Rio de Janeiro, Brazil	Leased
	Sao Mateus, Espirito Santo, Brazil	Leased
Rental Services	Victoria, Texas	Owned
	Broussard, Louisiana	Leased
	Morgan City, Louisiana	Owned

ITEM 3.	LEGAL PROCEEDINGS

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

We do not administer any of the aforementioned trusts, some of which have been dissolved, and retain no responsibility for the assets transferred to or distributions made or to be made by such trusts pursuant to our plan of reorganization.

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

Subsequent to our bankruptcy reorganization, the EPA and state environmental protection agencies have in a few cases asserted that we are liable for cleanup costs or fines in connection with several hazardous waste disposal sites containing products manufactured by us prior to consummation of our plan of reorganization. In each instance, we have taken the position that the cleanup costs and all other liabilities related to these sites were discharged in the bankruptcy, and the cases have been disposed of without material cost. A number of Federal Courts of Appeal have issued rulings consistent with this position, and based on such rulings, we believe that we will continue to prevail in our position that our liability to the EPA and third parties for claims for environmental cleanup costs that had pre-petition triggers have been discharged. A number of claimants have asserted claims for environmental cleanup costs that had pre-petition triggers, and in each event, the A-C Reorganization Trust, under its mandate to provide plan of reorganization implementation services to us, had responded to such claims, generally, by informing claimants that our liabilities were discharged in the bankruptcy. Each of such claims have been disposed of without material cost. However, there can be no assurance that we will not be subject to environmental claims relating to pre-bankruptcy activities that would have a material adverse effect on us.

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

We are named as a defendant from time to time in product liability lawsuits alleging personal injuries resulting from our activities prior to our reorganization involving asbestos. These claims had previously been referred to and handled by a special products liability trust formed to be responsible for such claims in connection with our reorganization. Such products liability trust is in the process of being dissolved. As with environmental claims, we do not believe we are liable for product liability claims relating to our business prior to our bankruptcy. However, there can be no assurance that we will not be subject to material product liability claims in the future.

We are involved in various other legal proceedings, including labor contract litigation, in the ordinary course of business. The legal proceedings are at different stages; however, we believe that the likelihood of material loss relating to any such legal proceedings is remote.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE INFORMATION

Our common stock is traded on the New York Stock Exchange under the symbol “ALY”. The following table sets forth high and low sale prices of our common stock reported on the New York Stock Exchange.

Calendar Quarter	High	Low

2009
First Quarter	$6.07	$0.71
Second Quarter	4.53	1.80
Third Quarter	4.94	2.01
Fourth Quarter	4.87	3.06
2008
First Quarter	$15.21	$9.56
Second Quarter	18.50	13.01
Third Quarter	18.00	9.76
Fourth Quarter	12.68	3.69

Holders

As of February 26, 2010, there were approximately 878 holders of record of our common stock. On February 26, 2010, the closing price for our common stock reported on the New York Stock Exchange was $3.78 per share.

Dividends

No dividends were declared or paid on our common stock during the past two years, and no dividends are anticipated to be declared or paid in the foreseeable future on such common stock. Our credit facilities and the indentures governing our senior notes restrict our ability to pay dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be	Weighted	Under Equity
	Issued Upon	Average Exercise	Compensation Plans
	Exercise of	Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in first
Plan Category	And Rights	and Rights	column)

Equity compensation plans approved by security holders	1,179,398	$6.27	7,454,989
Equity compensation plans not approved by security holders	4,000	$13.75	—

Total	1,183,398	$6.31	7,454,989

Equity Compensation Plans Not Approved By Security Holders

These plans comprise the following:

In 1999 and 2000, the Board compensated Board members who had served from 1989 to March 31, 1999 without compensation by issuing promissory notes totaling $325,000 and by granting stock options to these same individuals. Options to purchase 4,800 shares of common stock were granted with an exercise price of $13.75. These options vested immediately and expire in March 2010. As of December 31, 2009, 4,000 of these options remain outstanding.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the Russell 2000 and the CoreData Services Oil and Gas Equipment and Services Index for the last five years. Our common stock was a component of the Russell 2000 during the year ended December 31, 2009. The CoreData Services Oil and Gas Equipment and Services Index is an index of approximately 75 oil and gas equipment and services providers. The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2004 in our common stock and in each index, and that all dividends were reinvested. No dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	Fiscal Year Ending
Company/Index/Market	12/31/2004	12/31/2005	12/30/2006	12/29/2007	12/31/2008	12/31/2009
Allis-Chalmers Energy Inc.	100.00	254.49	470.20	301.02	112.24	80.18

Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58

Oil & Gas Equipment/Svcs	100.00	151.13	177.92	254.37	102.83	166.75

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected historical financial information for each of the five years ended December 31, 2009, has been derived from our audited consolidated financial statements and related notes. Certain reclassifications have been made to the prior year’s selected financial data to conform with the current period presentation. This information is only a summary and should be read in conjunction with material contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with our financial statements included elsewhere herein. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have during the past five years effected a number of business combinations and other transactions that materially affect the comparability of the information set forth below (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data
Revenues	$506,253	$675,948	$570,967	$310,964	$108,022
Impairment of goodwill	$—	$115,774	$—	$—	$—
Income (loss) from operations	$(8,547)	$(13,520)	$124,782	$67,730	$13,518
Net income (loss) from continuing operations	$(21,190)	$(39,464)	$50,440	$35,626	$7,175
Net income (loss) attributed to common stockholders	$(22,492)	$(39,464)	$50,440	$35,626	$7,175
Per Share Data:
Net income (loss) from continuing operations per common share:
Basic	$(0.42)	$(1.13)	$1.48	$1.73	$0.48
Diluted	$(0.42)	$(1.13)	$1.45	$1.66	$0.44
Weighted average number of common shares outstanding:
Basic	53,669	35,052	34,158	20,548	14,832
Diluted	53,669	35,052	34,701	21,410	16,238

	As of December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data
Total assets	$1,080,620	$1,115,051	$1,053,585	$908,326	$137,355
Long-term debt classified as:
Current	$17,027	$14,617	$6,434	$6,999	$5,632
Long-term	$475,206	$579,044	$508,300	$561,446	$54,937
Redeemable convertible
Preferred stock	$34,183	$—	$—	$—	$—
Stockholders’ equity	$483,647	$383,409	$414,329	$253,933	$60,875
Book value per common share	$6.78	$10.75	$11.80	$8.99	$3.61

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Our Business

We are a multi-faceted oilfield services company that provides services and equipment to oil and natural gas exploration and production companies throughout the U.S., including Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, New Mexico, offshore in the Gulf of Mexico, and internationally, primarily in Argentina, Brazil, Bolivia and Mexico. We operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.

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

The rig count is an important indicator of activity levels in the oil and natural gas industry. According to the Baker Hughes rig count, the rig count in the U.S. increased from 862 as of December 27, 2002 to a peak of 2,031 in August 2008. However the rig count began to decline in the fourth quarter of 2008 and continued to decline in 2009 reaching a low of 876 rigs in June 2009. The rapid decline in the U.S. rig count experienced in 2009 was due to the economic slowdown in the U.S. and the decrease in natural gas and oil prices which impacted the capital expenditures of our customers. The turmoil in the financial markets and its impact on the availability of capital for our customers also affected drilling activity in the U.S. The rig count has since increased to 1,373 as of February 26, 2010 due to the recovery of oil prices and the stabilization of natural gas prices. The directional and horizontal rig count in the U.S., according to Baker Hughes, was 914 as of February 26, 2010 compared to 692 one year earlier. According to Baker Hughes, the offshore Gulf of Mexico rig count was 44 rigs at February 26, 2010 from 51 at February 27, 2009.

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

Company Outlook

We believe that our revenue and operating income for all of our operating segments will improve in 2010. Our Oilfield Service segment is heavily based on oil and natural gas activity in the U.S. and a good indicator of that activity is the U.S. rig count. The Baker Hughes rig count in the U.S. for the first eight weeks of 2010 decreased to an average of 1,308 compared to an average of 1,428 for the first eight weeks of 2009, but has increased when compared to the average rig count for the fourth quarter of 2009 of 1,115 or the average rig count of 1,079 for all of 2009. That favorable trend in rig count should result in improved demand and pricing for our Oilfield Services segment. Our Rental Services segment has historically been very dependent on drilling activity in the Gulf of Mexico. The Baker Hughes average rig count in the Gulf of Mexico for the first eight weeks of 2010 decreased to 42 rigs compared to an average of 60 rigs for the first eight weeks of 2009, but increased when compared to 34 rigs for the last quarter of 2009. We believe this favorable trend since the fourth quarter, and our strategy of moving rental assets to new markets, will result in increased utilization and pricing for our Rental Services segment. We anticipate our Drilling and Completion segment will exceed 2009 results for both revenue and operating income as drilling activity in Argentina is improving and we have relocated underutilized rigs to Brazil. We have also signed two new contracts in Bolivia to commence drilling operations in February and April of 2010. Our Drilling and Completion segment currently operates in Argentina, Brazil and Bolivia, but we have two rigs scheduled to be delivered in the U.S. in 2010. Currently, we have no firm commitments of work for the two U.S. rigs, so the impact of revenue and operating income from these rigs may have a negative impact on our Drilling and Completion segment’s operating results.

We expect our general and administrative expenses in 2010 to be relatively flat as we realize a full year benefit from reductions of our administrative staffs made in 2009 to reflect the decline in activity, offset by additional administrative positions created to handled our growing international activities and costs related to investigation of new operational and financial reporting tools to improve our operating performance. We also anticipate an increase in compensation for existing administrative positions in response to market conditions. Our net interest expense is dependent upon our level of debt and cash on hand, which are principally dependent on acquisitions we complete, our capital expenditures and our cash flows from operations. Due to the shortage of liquidity and credit in the U.S. financial markets, we may see an increase in our effective interest rate in 2010. We do not anticipate the ability to record a gain on debt extinguishment in 2010 as our senior notes are trading close to face value. We anticipate that our effective tax rate will increase in 2010 due to a projected domestic tax loss at lower tax rate than the tax rate applied to our international operations which are expected to generate taxable income.

Our operating income is principally dependent on our level of revenues and the pricing environment of our services. In addition, demand for our services is dependent upon our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices.

We believe that 2010 will be a challenging year for our operations although increased oil and natural gas prices and the resulting increased rig count should increase the utilization and pricing for our equipment and services. We believe our cost cuts and our strategy of international growth, by offering new equipment and technology to our customers and our focus on the U.S. land shale plays, will improve our operating results in 2010.

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

Comparison of Years Ended December 31, 2009 and December 31, 2008

Our revenues for the year ended December 31, 2009 were $506.3 million, a decrease of 25.1% compared to $675.9 million for the year ended December 31, 2008. The decrease in revenues is due to the decrease in revenues in our Oilfield Services and Rental Services segments, offset in part by a slight increase in revenues in our Drilling and Completion segment. Both our Oilfield Services and Rental Services segments have a strong concentration in the U.S. domestic oil and natural gas market. Due to the decline in oil and natural gas prices and drilling activity in the U.S. compared to 2008, we experienced significant deterioration in both equipment utilization and pricing. This resulted in a decline in revenues of our Oilfield Services segment to $143.6 million for the year ended December 31, 2009 compared to revenues of $280.8 million for the year ended December 31, 2008. Our Rental Services segment had a decline in revenues to $58.7 million for the year ended December 31, 2009 compared to revenues of $103.8 million for the year ended December 31,

2008. The increase in revenues in our Drilling and Completion segment was due to the acquisition of BCH in Brazil offset by lower rig utilization and pricing in our Argentina operations. The Drilling and Completion segment generated $304.0 million in revenues for the year ended December 31, 2009 compared to revenues of $291.3 million for the year ended December 31, 2008. BCH, which was acquired on December 31, 2008, generated $43.6 million in revenues for the year ended December 31, 2009.

Our direct costs for the year ended December 31, 2009 decreased 14.4% to $379.4 million, or 75.0% of revenues, compared to $443.4 million, or 65.6%, of revenues for the year ended December 31, 2008. The increase in the percentage of direct costs to revenue between periods is primarily due to the change in our revenue mix and the fact that not all of our direct costs are variable and therefore do not fluctuate with revenues. For the year ended December 31, 2009, our higher margin Rental Services segment only comprised 11.6% of our total revenues compared to 15.4% of our total revenues for the year ended December 31, 2008. Our direct costs in our Oilfield Services and Rental Services segments decreased in absolute dollars for the year ended December 31, 2009 compared to the year ended December 31, 2008, but our revenues in our Oilfield Services and Rental Services segments decreased more during that same period than the reduction in direct costs. Our Oilfield Services segment direct costs for the year ended December 31, 2009 decreased 39.4% from direct costs for the year ended December 31, 2008, while the revenues decreased 48.9% over that same period. In addition, our Oilfield Services segment had $1.2 million of expenses recorded during the year ended December 31, 2009 related to severance payments, the closing of unprofitable locations and downsizing other locations. Our Oilfield Services segment has also been impacted by pricing pressure that decreases revenues but has no impact on direct costs. Our Rental Services segment direct costs for the year ended December 31, 2009 decreased 36.4% from direct costs for the year ended December 31, 2008, while the revenues decreased 43.4% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, pricing pressure has reduced our Rental Services revenues but had no impact on our direct costs. Direct costs in our Drilling and Completion segment increased $20.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Direct costs related to our December 2008 acquisition of BCH were $29.6 million during the year ended December 31, 2009. Our Drilling and Completion segment direct costs for the year ended December 31, 2009 increased 9.1% from direct costs for the year ended December 31, 2008, while the revenues increased 4.3% over that same period. This unfavorable variance is primarily attributed to lower utilization of our drilling and service rigs during the year ended December 31, 2009 compared to the same period of the prior year and labor and other cost increases due to the inflationary environment in Argentina. Additionally, workforce reductions in response to market conditions are difficult and costly to implement in the labor environment in Argentina. We incurred $1.7 million in severance costs in Argentina during the year ended December 31, 2009.

Depreciation expense increased 23.3% to $78.3 million for the year ended December 31, 2009 from $63.5 million for the year ended December 31, 2008. The primary increase in depreciation expense is due to the acquisitions completed in the second half of 2008 and the acquisition of BCH in December 2008. Depreciation expense for BCH was $3.3 million for the year ended December 31, 2009.

General and administrative expense was $50.8 million for the year ended December 31, 2009 compared to $62.8 million for the year ended December 31, 2008. General and administrative expense decreased primarily due to the amortization of share-based compensation arrangements, reduced management, accounting and administrative staffs and reductions in provided benefits. General and administrative expense includes share-based compensation expense of $4.8 million in 2009 and $7.9 million in 2008. As a percentage of revenues, general and administrative expenses were 10.0% in 2009 compared to 9.3% in 2008.

During the year ended December 31, 2009, we recorded a $1.6 million loss on an asset disposition from the total loss of a rig from a blow-out in our Drilling and Completion segment. The insurance proceeds for the loss were not sufficient to cover the book value of the rig and related assets. Effective August 1, 2008, we sold our drill pipe tong manufacturing assets that were part of our Oilfield Services segment. The total consideration was approximately $7.5 million. We recognized a gain of $166,000 related to the transaction.

We recorded an impairment of goodwill of $115.8 million as of December 31, 2008. In light of adverse market conditions affecting our stock price and market conditions at that time, we determined that impairment was necessary on all of our goodwill associated with our Rental Services segment as well as on our Tubular Services and Production Services reporting units included in our Oilfield Services segment. We performed the same annual impairment test as of December 31, 2009 and recorded no impairment.

Amortization expense was $4.7 million for the year ended December 31, 2009 compared to $4.2 million for the year ended December 31, 2008. The increase was primarily attributable to intangible assets associated with our acquisition of BCH in December 2008.

Our loss from operations for the year ended December 31, 2009 totaled $8.5 million, compared to $13.5 million loss for the year ended December 31, 2008, for an improvement of $5.0 million. The improvement is primarily related to the $115.8 million goodwill impairment in the year ended December 31, 2008 compared to no impairment for the year ended December 31, 2009, offset by decreased revenues and increased depreciation and amortization expense of $15.3 million from the year ended December 31, 2009 compared to year ended December 31, 2008.

Our interest expense was $48.1 million for the year ended December 31, 2009, compared to $48.4 million for the year ended December 31, 2008. On June 29, 2009 we purchased $74.8 million of our senior notes with proceeds from our $125.6 million in equity issuances on that same date. We also prepaid the then $35.0 million outstanding loan balance under our revolving credit facility on June 29, 2009 from those same equity proceeds. This compared to an outstanding balance of $36.5 million at December 31, 2008 under our revolving credit facility. In 2008, through DLS, we entered into a new $25.0 million import finance facility with a bank to fund a portion of the purchase price of new drilling and service rigs. Interest expense increased due to the acquisition of BCH at the end of 2008. BCH had a $22.1 million term loan facility at December 31, 2008 which was reduced to $16.2 million at December 31, 2009. Interest expense includes amortization expense of debt issuance costs of $2.2 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively.

Our interest income was $72,000 for the year ended December 31, 2009, compared to $5.6 million for the year ended December 31, 2008. In January 2008, we invested $40.0 million into a 15% convertible subordinated secured debenture with BCH. We earned interest on this note up until December 28, 2008, when we acquired all of the outstanding stock of BCH.

During the year ended December 31, 2009, we recorded a gain of $26.4 million as a result of a tender offer that we completed on June 29, 2009. We purchased $30.6 million aggregate principal of our 9.0% senior notes and $44.2 million aggregate principal of 8.5% senior notes for approximately $46.4 million. Included in the computation of the gain is the write-off of $1.5 million of debt issuance costs related to the retired notes and we incurred approximately $466,000 in expenses related to the transactions.

Our benefit for income taxes for the year ended December 31, 2009 was $9.9 million, or 31.8% of our net loss before income taxes, compared to an income tax benefit of $17.4 million, or 30.6% of our net income before income taxes for 2008. Our effective tax rate in the U.S. was 35.5% in 2009 compared to 31.1% in 2008, while our effective tax rate for international activities increased to 44.4% in 2009 compared to 31.7% in 2008. The increase in the U.S. tax rate was primarily attributable to higher nondeductible items during the 2008 year including intangible disposals and meals and entertainment. The increase in the international tax rate is primarily due to our BCH operations which generate a loss in Brazil which has a valuation allowance of $2.1 million against its benefit. For the year ended December 31, 2009, the U.S. operations generated a $43.9 million book loss before income taxes, while the international activities generated $12.9 million of income before income taxes, resulting in the U.S. operations having a higher influence on our consolidated effective tax rate in 2009.

We had a net loss of $21.2 million for the year ended December 31, 2009, compared to a net loss of $39.5 million for the year ended December 31, 2008.

The net loss attributed to common stockholders was $22.5 million after $1.3 million in preferred stock dividends. The preferred stock dividend relates to 36,393 shares of $1,000 par value preferred shares at 7.0%.

The following table compares revenues and income (loss) from operations for each of our business segments for the years ended December 31, 2009 and December 31, 2008. Income (loss) from operations consists of our revenues and the gain (loss) on asset dispositions less direct costs, general and administrative expenses, goodwill impairment, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	2009	2008	Change	2009	2008	Change
	(In thousands)

Oilfield Services	$143,564	$280,835	$(137,271)	$(14,691)	$38,643	$(53,334)
Drilling & Completion	303,975	291,335	12,640	19,222	40,226	(21,004)
Rental Services	58,714	103,778	(45,064)	140	(74,361)	74,501
General Corporate	—	—	—	(13,218)	(18,028)	4,810

Total	$506,253	$675,948	$(169,695)	$(8,547)	$(13,520)	$4,973

Oilfield Services.  Revenues for the year ended December 31, 2009 for our Oilfield Services segment were $143.6 million, a decrease of 48.9% from the $280.8 million in revenues for the year ended December 31, 2008. Income from operations for our Oilfield Services segment decreased $53.3 million and resulted in a loss from operations of $14.7 million for the year ended December 31, 2009 compared to income from operations of $38.6 million for the year ended December 31, 2008. The operating income for the year ended December 31, 2008 included a $9.4 million non-cash charge for the impairment of goodwill. Our Oilfield Services segment revenues and operating income for the year ended December 31, 2009 decreased compared to the year ended December 31, 2008 due to weak market conditions that resulted in reduced demand and pricing for our services. During the year ended December 31, 2009, we incurred $1.2 million of costs related to severance payments, the closing of unprofitable locations and downsizing other locations in our Oilfield Services segment. Depreciation and amortization expense for the Oilfield Services segment increased by $5.9 million or 23.7% for the year ended December 31, 2009 compared to the prior year, due to capital expenditures completed during 2008, including six coiled tubing units delivered in the last half of 2008. We have not realized the benefits of these capital expenditures due to decreased utilization and pricing of our equipment as a result of the decline in U.S. drilling activity.

Drilling and Completion.  Our Drilling and Completion revenues were $304.0 million for the year ended December 31, 2009, an increase of 4.3% from the $291.3 million in revenues for the year ended December 31, 2008. Our Drilling and Completion revenues increased in 2009 primarily due to $43.6 million in revenues generated by BCH, which we acquired in December 2008, offset by a decrease in revenues in Argentina. Income from operations decreased to $19.2 million in 2009 compared to $40.2 million for the year ended December 31, 2008. Income from operations as percentage of revenue decreased to 6.3% for 2009 compared to 13.8% for 2008. This reduction was due to: (1) reduced rig utilization and rig rates in Argentina during the year ended December 31, 2009; (2) increased labor and other costs in Argentina during the year ended December 31, 2009 (3) an increase of $8.0 million, or 55.9%, in depreciation and amortization in the year ended December 31, 2009; (4) a $1.6 million non-cash loss recorded in the year ended December 31, 2009 on a rig destroyed in a blow-out; (5) $1.7 million of severance costs during the year ended December 31, 2009 related to workforce reductions in Argentina as a result of lower activity and (6) $329,000 of costs incurred to consolidate operating locations in Brazil during the year ended December 31, 2009. The increase in depreciation and amortization expense was the result of the addition of new rigs in Argentina and the acquisition of BCH.

Rental Services.  Our Rental Services revenues were $58.7 million for the year ended December 31, 2009, a decrease of 43.4% from the $103.8 million in revenues for the year ended December 31, 2008. Income from operations for our Rental Services segment increased to $140,000 for the year ended December 31, 2009 compared to a loss of $74.4 million for the year ended December 31, 2008. The operating income for the year ended December 31, 2008 included a $106.4 million non-cash charge for impairment of goodwill, without this charge our operating income for the year ended December 31, 2008 would have been $32.0 million. Our Rental Services segment revenues and operating income as adjusted for goodwill impairment for the year ended December 31, 2009 decreased compared to the prior year due primarily to the decrease in utilization of our rental equipment and a more competitive pricing environment due to the decrease in drilling activity in the United States. The decrease in income from operations for the year ended December 31, 2009 is also due to a $306,000 increase to the bad debt expense for Rental Services segment customers who are facing financial difficulties, and $237,000 of costs related to closing a rental yard and reducing our workforce. Our bad debt expense recorded in our Rental Services segment for the year ended December 31, 2009 was $1.5 million compared to $1.2 million for the year ended December 31, 2008. In addition, depreciation and amortization expense for our Rental Services segment increased $1.7 million or 5.9%, for the year ending December 31, 2009 compared to the prior year due to capital expenditures made during 2008.

General Corporate.  General corporate expenses decreased $4.8 million to $13.2 million for the year ended December 31, 2009 compared to $18.0 million for the year ended December 31, 2008. The decrease was primarily due to the decrease in share-based compensation expense and the decrease in payroll costs and benefits due to reduced management and accounting and administrative staff. Share-based compensation expense included in general corporate was $3.7 million for the year ended December 31, 2009 compared to $6.7 million for the year ended December 31, 2008.

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

Our direct costs for the year ended December 31, 2008 increased 30.9% to $443.4 million, or 65.6% of revenues, compared to $338.8 million, or 59.3%, of revenues for the year ended December 31, 2007. On a percentage basis, direct costs in our Oilfield Services segment outpaced the growth in revenue for that segment. Oilfield Services revenue for the year ended December 31, 2008 increased 20.0% from revenue in the Oilfield Services segment for the year ended December 31, 2007, while the direct costs increased 24.7% over that same period. This unfavorable variance was primarily associated with costs incurred in the deployment of our new coiled tubing rigs. On a percentage basis, direct costs in our Drilling and Completion segment outpaced the growth in our revenue for that segment. Drilling and Completion revenue for the year ended December 31, 2008 increased 35.0% from revenue in the Drilling and Completion segment for the year ended December 31, 2007, while the direct costs increased 45.1% over that same period. This unfavorable variance is primarily attributed to higher labor costs in our Drilling and Completion segment relating to labor concessions in Argentina granted by the oil industry in the last half of 2007 and a significant increase in our labor force and labor-related expenses in connection with the delivery of new rigs prior to their activation. Our direct costs in our Rental Services segment did not decrease on the same percentage as the drop in our revenue for that segment. Rental Services revenue for the year ended December 31, 2008 decreased 14.4% from revenue in the Rental Services segment for the year ended December 31, 2007, while the direct costs decreased 5.9% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, the change in the service mix from the longer-term Gulf of Mexico rentals, which we benefited from in 2007, to the shorter term land-drilling rental work in 2008, requires more handling on our part which increases costs.

Depreciation expense increased 24.6% to $63.5 million for the year ended December 31, 2008 from $50.9 million for the year ended December 31, 2007. The primary increase in depreciation expense is due to the acquisitions completed in the second half of 2007 and our capital expenditures, principally the addition of new service rigs and one drilling rig in Argentina.

General and administrative expense was $62.8 million for the year ended December 31, 2008 compared to $61.2 million for the year ended December 31, 2007. General and administrative expense increased primarily due to the amortization of share-based compensation arrangements. General and administrative expense includes share-based compensation expense of $7.9 million in 2008 and $4.7 million in 2007. As a percentage of revenues, general and administrative expenses were 9.3% in 2008 compared to 10.7% in 2007.

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

Our interest expense was $48.4 million for the year ended December 31, 2008, compared to $49.5 million for the year ended December 31, 2007. During 2008, we borrowed against our revolving credit facility and as of December 31, 2008, we had an outstanding balance of $36.5 million. In 2008, through our DLS subsidiary in Argentina, we also entered into a new $25.0 million import finance facility with a bank to fund a portion of the purchase price of new drilling and service rigs. In January 2007 we issued $250.0 million of senior notes bearing interest at 8.5% to pay off, in part, the $300.0 million bridge loan utilized to complete the acquisition of substantially all of the assets of Oil & Gas Rental Services, Inc., or OGR, and for working capital. This bridge loan was repaid on January 29, 2007. The average interest rate on the bridge loan was approximately 10.6%. Interest expense for 2007 includes the write-off of deferred financing fees of $1.2 million related to the repayment of the bridge loan. Interest expense also includes amortization expense of deferred financing costs of $2.1 million and $1.9 million for 2008 and 2007, respectively.

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

Our benefit for income taxes for the year ended December 31, 2008 was $17.4 million, or 30.6% of our net loss before income taxes, compared to an income tax expense of $28.8 million, or 36.4% of our net income before income taxes for 2007. The income tax benefit recorded in 2008 was the result of net loss before income taxes compared to net income before income taxes in the previous year and a lower effective tax rate. The lower effective tax rate in 2008 is attributable to the impact of foreign currency losses on the foreign income tax as well a lower benefit from the loss generated on our U.S. operations due to nondeductible expenses and state income taxes.

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

General Corporate.  General corporate expenses increased $1.6 million to $18.0 million for the year ended December 31, 2008 compared to $16.4 million for the year ended December 31, 2007. The increase was primarily due to the increase in share-based compensation expense.

Liquidity and Capital Resources

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

Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. Our amended and restated revolving credit facility permits borrowings of up to $90.0 million in principal amount. As of December 31, 2009, we had $85.8 million available for borrowing under our amended and restated revolving credit facility. Cash flows from operations are expected to be our primary source of liquidity in fiscal 2010. We had cash and cash equivalents of $41.1 million at December 31, 2009 compared to $6.9 million at December 31, 2008.

Our revolving credit agreement requires us to maintain specified financial ratios. If we fail to comply with the financial ratio covenants, it could limit or eliminate the availability under our revolving credit agreement. Our ability to maintain such financial ratios may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit agreement will waive any failure to meet such ratios or tests. The decrease in the U.S. rig count experienced late in 2008 and 2009 and the resulting decrease in demand for our services adversely impacts our ability to maintain or meet such financial ratios. We believe that the $125.6 million in gross equity proceeds received in June 2009 has significantly improved our liquidity and decreased our reliance on our revolving credit facility. We utilized a portion of the equity proceeds to prepay all borrowings under our revolving credit agreement.

Exclusive of any acquisitions, we currently expect our capital spending to be between $60.0 million and $85.0 million in 2010 depending upon the market demand we experience, our operating performance during the year and expenditures which may be associated with potential new contracts. These amounts are net of equipment deposits paid in 2009. As of December 31, 2009, we had capital expenditure commitments of $19.2 million, net of equipment deposits. The majority of these commitments are due to $12.1 million remaining to be paid on two new 1600 horsepower drilling rigs expected to be completed in the second and fourth quarters of 2010. We believe that our cash generated from operations, cash on hand and cash available under our credit facilities will provide sufficient funds for our identified projects. Our ability to obtain capital for opportunistic acquisitions or additional projects to implement our growth strategy over the longer term will depend upon our future operating performance and financial condition, which will be dependent upon the prevailing conditions in our industry and the global market, including the availability of equity and debt financing.

Operating Activities

In the year ended December 31, 2009, we generated $55.5 million in cash from operating activities. Our net loss for the year ended December 31, 2009 was $21.2 million. Non-cash additions to net loss totaled $49.3 million in the 2009 period consisting primarily of $83.0 million of depreciation and amortization, $4.8 million related to the expensing of stock options, $2.8 million for bad debts, $2.2 million of amortization and write-off of deferred financing fees and $1.6 million related to loss on rig destroyed by fire, partially offset by $26.4 million from gain on debt extinguishment, $17.9 million in deferred income taxes and $0.9 million of gains from the dispositions of equipment.

During the year ended December 31, 2009, changes in working capital provided $27.4 million in cash, principally due to a decrease of $50.0 million in accounts receivable, a decrease of $4.6 million in inventories, a decrease in other current assets of $4.6 million and an increase of $2.7 million in accrued employee benefits and payroll taxes, offset by an decrease of $27.6 million in accounts payable, a decrease of $4.6 million in accrued expenses and a decrease in accrued interest of $2.8 million. Our accounts receivables decreased at December 31, 2009 primarily due to the decrease in our revenues in 2009. Inventories decreased at December 31, 2009 primarily due to a slow down in our activity. Other current assets decreased primarily due to tax refunds received in 2009. Our accounts payable, and other accrued expenses decreased primarily due to the decrease in costs due to our decrease in activity.

In the year ended December 31, 2008, we generated $113.7 million in cash from operating activities. Our net loss for the year ended December 31, 2008 was $39.5 million. Non-cash additions to net loss totaled $164.8 million in the 2008 period consisting primarily of $115.8 million of impairment of goodwill, $67.7 million of depreciation and amortization, $7.9 million related to the expensing of stock options, $3.3 million for bad debts and $2.1 million of amortization and write-off of deferred financing fees, partially offset by $29.9 million in deferred income taxes and $1.9 million of gains from the dispositions of equipment.

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

In the year ended December 31, 2007, we generated $103.5 million in cash from operating activities. Our net income for the year ended December 31, 2007 was $50.4 million. Non-cash additions to net income totaled $61.2 million in the 2007 period consisting primarily of $55.0 million of depreciation and amortization, $4.9 million related to the expensing of stock options, $8.0 million of deferred income tax, $1.3 million for bad debts and $3.2 million of amortization and write-off of deferred financing fees, partially offset by $2.3 million of gain from the disposition of equipment and a $8.9 million gain from the sale of capillary assets.

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

Investing Activities

During the year ended December 31, 2009, we used $64.0 million in investing activities, consisting of $78.1 million for capital expenditures, $1.1 million of additional investments, offset by a decrease of $2.7 million in deposits on asset commitments, $8.6 million of proceeds from equipment sales and $3.9 million in insurance proceeds for a drilling rig destroyed by a blow-out. Included in the $78.1 million for capital expenditures was $11.4 million for our Oilfield Services segment, $38.5 million for two domestic drilling rigs and $19.9 million for additional equipment in our Drilling and Completion segment and $8.2 million for drill pipe and other equipment used in our Rental Services segment. We invested $2.4 million of cash and cash expenditures for equipment into our investment into our Saudi Arabia joint venture and we received $1.3 million from insurance proceeds related to a pre-acquisition contingency on BCH. The decrease in other assets was due to the conversion of deposits on equipment purchases into capital expenditures for the drilling rigs and assets used in our directional drilling services. We also received $8.6 million from the sale of assets during the year ended December 31, 2009, comprised mostly from equipment “lost-in-hole” from our Rental Services segment ($3.5 million) and our Oilfield Services segment ($0.8 million) along with $3.9 million from the sale a plane in our Rental Services segment. We also transferred $1.6 million of rental assets as part of our investment into our Saudi Arabia joint venture in a non-cash transaction. In 2009, we reduced the carrying value of goodwill on the BCH acquisition by $1.3 million due to the utilization of a pre-acquisition tax asset.

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

Financing Activities

During the year ended December 31, 2009, financing activities provided $42.7 million in cash. We raised $120.2 million net of expenses from the issuance of common and preferred stock, and borrowed $25.0 million under a loan facility to acquire two drilling rigs, offset in part by repayments of $64.8 million of long-term debt, a net repayment on our revolving credit facility of $36.5 million and $665,000 for preferred dividend payments. The repayments of long-term debt consisted of $46.4 million on the senior notes as a result of a tender offer and $18.4 million of scheduled debt repayment including a prepayment on our BCH loan facility. We also incurred $658,000 in debt issuance costs consisting of $528,000 on the revolving credit facility, primarily to modify our loan covenants, and $131,000 on the rig financing agreement. In addition, we financed our renewal of $3.2 million in insurance policy premiums in non-cash transactions.

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

On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and had a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9, 2009, we entered into a Third Amendment to our existing Second Amended and Restated Credit Agreement dated as of April 26, 2007 which modified the leverage and interest coverage ratio covenants of the Credit Agreement. In addition, permitted maximum capital expenditures were reduced to $85.0 million for 2009 compared to the previous limit of $120.0 million. Effective December 31, 2009, we amended the leverage and interest coverage ratio covenants of the Credit Agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the U.S. We were in compliance with all debt covenants as of December 31, 2009 and 2008. As of December 31, 2009, we had no borrowings under the facility except $4.2 million in outstanding letters of credit. At December 31, 2008 we had $36.5 million of borrowings outstanding and $5.8 million in outstanding letters of credit. The credit agreement loan rates are based on prime or LIBOR plus a margin. The weighted average interest rate was 4.6% at December 31, 2008.

As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 2.1% and 5.1% as of December 31, 2009 and 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of December 31, 2009 and 2008 was $1.1 million and $2.5 million, respectively.

On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of December 31, 2009 and 2008. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.4% and 6.9% at December 31, 2009 and 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of December 31, 2009 and 2008 was $20.1 million and $25.0 million, respectively.

As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of December 31, 2009 and 2008. The credit facility loan is denominated in U.S. dollars and interest rates are based on LIBOR plus a margin. At December 31, 2009 and 2008, the outstanding amount of the loan was $16.2 million and $22.1 million and the interest rate was 3.5% and 6.0%, respectively.

On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At December 31, 2009, the outstanding amount of the loan was $23.4 million.

In connection with the acquisition of Rogers Oil Tools, Inc., we issued to the seller a note in the amount of $750,000. The note bore interest at 5.0% and was paid in full in April 2009 in accordance with its terms.

In 2000 we compensated directors who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. As of December 31, 2009 and 2008, the principal and accrued interest on these notes totaled approximately $0 and $32,000, respectively.

In April 2008 and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $991,000 at December 31, 2009 and 2008, respectively. In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed average weighted interest rate of 4.8%. Under terms of the agreements, the amount outstanding is paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $997,000 as of December 31, 2009.

As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $254,000 and $779,000 at December 31, 2009 and 2008, respectively.

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2008.

	Payments by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Contractual Obligations
Long-term debt	$491,979	$16,778	$30,033	$236,738	$208,430
Capital leases(a)	254	249	5	—	—
Interest payments on long-term debt	215,805	40,931	79,482	57,450	37,942
Operating leases	7,987	2,670	3,212	1,504	601
Purchase obligations	19,186	19,186	—	—	—
Employment contracts	2,434	2,104	330	—	—

Total contractual cash obligations	$737,645	$81,918	$113,062	$295,692	$246,973

(a)	These amounts represent our minimum capital lease obligations, net of interest payments totaling $18,000.

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

Revenue Recognition.  We provide rental equipment, oilfield services and drilling services to our customers at per day, or daywork, and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum and other fees for equipment and other mobilization costs. Mobilization fees and the related costs are deferred and amortized over the contract terms when material.

Impairment Of Long-Lived Assets.  Long-lived assets, principally property, plant and equipment, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Goodwill and Other Intangibles.  As of December 31, 2009 we have recorded approximately $40.6 million of goodwill and $32.6 million of other identifiable intangible assets. We perform purchase price allocations to intangible assets when we make a business combination. Business combinations and purchase price allocations have been consummated for acquisitions in all of our reportable segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized and whether the asset has a finite life for amortization purposes.

Our annual impairment tests involve the use of different valuation techniques, including the income approach and/or market approach, to determine the fair value of our reporting units. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than its carrying value. We recorded an impairment charge of $115.8 million in 2008 as a result of our test. At December 31, 2009 and 2007, no impairment was deeded necessary. Significant and unanticipated changes to these assumptions could require an additional provision for impairment in a future period.

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

Recently Issued Accounting Standards

For a discussion of new accounting standards, see the applicable section in Note 1 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We have a $90.0 million revolving credit facility with a maturity of April 2012. At December 31, 2009, we had no borrowings on the facility, but availability is reduced by outstanding letters of credit of $4.2 million. We do not guarantee obligations of any unconsolidated entities.

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

At December 31, 2009 we were exposed to interest rate fluctuations on approximately $37.4 million of bank loans carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $374,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of December 31, 2009, we had approximately $24.0 million of short-term maturing investments.

Foreign Currency Exchange Rate Risk

We have designated the U.S. dollar as the functional currency for our operations in international locations as we contract with customers, purchase equipment and finance capital using the U.S. dollar. Local currency transaction gains and losses, arising from remeasurement of certain assets and liabilities denominated in local currency, are included in our consolidated statements of income. For the years ended December 31, 2009, 2008 and 2007, we had a net foreign exchange loss of $0.7 million, $1.2 million and $128,000, respectively relating to our Drilling and Completion operations. We also conduct international business through our Rental Services and Oilfield Services segments and to control the foreign exchange risk, we provide for payment in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Allis-Chalmers maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of Allis-Chalmers internal control over financial reporting as of December 31, 2009 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Energy Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allis-Chalmers Energy Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas
March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Allis-Chalmers Energy Inc.:

We have audited Allis-Chalmers Energy Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allis-Chalmers Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allis-Chalmers Energy Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas
March 9, 2010

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	for share and per share amounts)

ASSETS
Cash and cash equivalents	$41,072	$6,866
Trade receivables, net of allowance for doubtful accounts of $4,923 and $4,205 at December 31, 2009 and 2008, respectively	105,059	157,871
Inventories	34,528	39,087
Deferred income tax asset	3,790	6,176
Prepaid expenses and other	13,799	15,238

Total current assets	198,248	225,238
Property and equipment, at cost net of accumulated depreciation of $209,782 and $137,180 at December 31, 2009 and 2008, respectively	746,478	760,990
Goodwill	40,639	43,273
Other intangible assets, net of accumulated amortization of $13,973 and $9,251 at December 31, 2009 and 2008, respectively	32,649	37,371
Debt issuance costs, net of accumulated amortization of $6,314 and $4,806 at December 31, 2009 and 2008, respectively	9,545	12,664
Deferred income tax asset	22,047	3,993
Other assets	31,014	31,522

Total assets	$1,080,620	$1,115,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$17,027	$14,617
Trade accounts payable	34,839	62,078
Accrued salaries, benefits and payroll taxes	22,854	20,192
Accrued interest	15,821	18,623
Accrued expenses	21,918	26,642

Total current liabilities	112,459	142,152
Deferred income tax liability	8,166	8,253
Long-term debt, net of current maturities	475,206	579,044
Other long-term liabilities	1,142	2,193

Total liabilities	596,973	731,642
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, 36,393 shares issued and outstanding at December 31, 2009 and no shares issued and outstanding at December 31, 2008)	34,183	—
Common stock, $0.01 par value (200,000,000 shares authorized; 71,378,529 issued and outstanding at December 31, 2009 and 35,674,742 issued and outstanding at December 31, 2008)	714	357
Capital in excess of par value	422,823	334,633
Retained earnings	25,927	48,419

Total stockholders’ equity	483,647	383,409

Total liabilities and stockholders’ equity	$1,080,620	$1,115,051

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per
	share amounts)

Revenues	$506,253	$675,948	$570,967
Operating costs and expenses
Direct costs	379,437	443,414	338,835
Depreciation	78,276	63,460	50,914
Selling, general and administrative	50,763	62,774	61,237
Loss (gain) on asset dispositions	1,602	(166)	(8,868)
Impairment of goodwill	—	115,774	—
Amortization	4,722	4,212	4,067

Total operating costs and expenses	514,800	689,468	446,185

Income (loss) from operations	(8,547)	(13,520)	124,782

Other income (expense):
Interest expense	(48,145)	(48,411)	(49,534)
Interest income	72	5,617	3,259
Gain on debt extinguishment	26,365	—	—
Other	(798)	(563)	776

Total other expense	(22,506)	(43,357)	(45,499)

Income (loss) before income taxes	(31,053)	(56,877)	79,283
Income tax benefit (expense)	9,863	17,413	(28,843)

Net income (loss)	(21,190)	(39,464)	50,440
Preferred stock dividend	(1,302)	—	—

Net income (loss) attributed to common stockholders	$(22,492)	$(39,464)	$50,440

Income (loss) per common share:
Basic	$(0.42)	$(1.13)	$1.48

Diluted	$(0.42)	$(1.13)	$1.45

Weighted average number of common shares outstanding:
Basic	53,669	35,052	34,158

Diluted	53,669	35,052	34,701

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Capital in	Retained	Total
	Preferred Stock		Common Stock		Excess of	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Equity
	(In thousands, except share amounts)

Balances, December 31, 2006	—	$—	28,233,411	$282	$216,208	$37,443	$253,933
Net income	—	—	—	—	—	50,440	50,440
Issuance of common stock:
Secondary public offering, net of offering costs	—	—	6,000,000	60	99,995	—	100,055
Issuance under stock plans	—	—	882,624	9	3,310	—	3,319
Stock-based compensation	—	—	—	—	4,863	—	4,863
Tax benefits on stock plans	—	—	—	—	1,719	—	1,719

Balances, December 31, 2007	—	—	35,116,035	351	326,095	87,883	414,329
Net loss	—	—	—	—	—	(39,464)	(39,464)
Issuance of common stock:
Issuance under stock plans	—	—	558,707	6	627	—	633
Stock-based compensation	—	—	—	—	7,902	—	7,902
Tax benefits on stock plans	—	—	—	—	9	—	9

Balances, December 31, 2008	—	—	35,674,742	357	334,633	48,419	383,409
Net loss	—	—	—	—	—	(21,190)	(21,190)
Preferred stock dividend	—	—	—	—	—	(1,302)	(1,302)
Issuance of common stock:
Rights offering, net of offering costs	36,393	34,183	35,683,688	357	85,683	—	120,223
Issuance under stock plans	—	—	20,099	—	43	—	43
Stock-based compensation	—	—	—	—	4,799	—	4,799
Tax benefits on stock plans	—	—	—	—	(2,335)	—	(2,335)

Balances, December 31, 2009	36,393	$34,183	71,378,529	$714	$422,823	$25,927	$483,647

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(21,190)	$(39,464)	$50,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,998	67,672	54,981
Amortization and write-off of deferred issuance costs	2,231	2,089	3,197
Gain on debt extinguishment	(26,365)	—	—
Impairment of goodwill	—	115,774	—
Stock-based compensation	4,799	7,902	4,863
Allowance for bad debts	2,835	3,283	1,309
Deferred income taxes	(17,883)	(29,949)	8,017
Gain on sale of property and equipment	(948)	(1,762)	(2,323)
Loss (gain) on asset dispositions	1,602	(166)	(8,868)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivable	49,977	(27,499)	(31,404)
Decrease (increase) in inventories	4,559	(9,719)	(5,375)
Decrease (increase) in prepaid expenses and other assets	4,628	(1,623)	8,202
Decrease (increase) in other assets	1,648	1,224	(4,492)
(Decrease) increase in trade accounts payable	(27,588)	21,903	10,732
(Decrease) increase in accrued interest	(2,802)	567	5,950
(Decrease) increase in accrued expenses	(4,607)	1,131	1,508
(Decrease) increase in other liabilities	(1,051)	(1,130)	2,700
Increase in accrued salaries, benefits and payroll taxes	2,662	3,452	4,031

Net cash provided by operating activities	55,505	113,685	103,468

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(53,709)	(41,000)
Net sales (purchases) of investment interests	(1,102)	1,374	(498)
Purchases of property and equipment	(78,067)	(154,468)	(113,151)
Deposits on asset commitments	2,685	(9,901)	(11,488)
Proceeds from asset dispositions	3,916	3,000	16,250
Proceeds from sale of property and equipment	8,581	11,480	12,811

Net cash used in investing activities	(63,987)	(202,224)	(137,076)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	25,000	25,000	250,000
Payments on long-term debt	(64,755)	(9,905)	(309,745)
Net (repayments) borrowings on lines of credit	(36,500)	36,500	—
Proceeds from issuance of stock, net of offering costs	120,223	—	100,055
Payment of preferred stock dividend	(665)	—	—
Proceeds from exercise of options and warrants	43	633	3,319
Tax benefit on stock plans	—	9	1,719
Debt issuance costs	(658)	(525)	(7,792)

Net cash provided by financing activities	42,688	51,712	37,556

Net increase (decrease) in cash and cash equivalents	34,206	(36,827)	3,948
Cash and cash equivalents at beginning of year	6,866	43,693	39,745

Cash and cash equivalents at end of year	$41,072	$6,866	$43,693

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements

NOTE 1 —	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries. Our subsidiaries at December 31, 2009 are AirComp LLC, Allis-Chalmers Tubular Services LLC, Allis-Chalmers Directional Drilling Services LLC, Allis-Chalmers Rental Services LLC, Allis-Chalmers Production Services LLC, Allis-Chalmers Management LLC, Allis-Chalmers Holdings Inc., DLS Drilling, Logistics & Services Company (“DLS”), DLS Argentina Limited, Tanus Argentina S.A., Petro-Rentals LLC, Rebel Rentals LLC (“Rebel”), Allis-Chalmers Drilling LLC, BCH Ltd. (“BCH”), ALY do Brasil Servicos do Petroleo Ltda, Drilling Logistics and Services de Mexico and BCH Energy do Brasil Servicos de Petroleo Ltda. All significant inter-company transactions have been eliminated.

Revenue Recognition

We provide rental equipment, oilfield services and drilling services to our customers at per day, or daywork, and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum and other fees for equipment and other mobilization costs. Mobilization fees and the related costs are deferred and amortized over the contract terms when material. We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs. Payments from customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as revenues. We recognized revenue

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

from damaged or lost-in-hole equipment of $4.3 million, $10.6 million and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We sell our services to oil and natural gas exploration and production companies. We perform continuing credit evaluations of its customers’ financial condition and although we generally do not require collateral, letters of credit may be required from customers in certain circumstances.

The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. Significant individual accounts receivable balances which have been outstanding greater than 90 days are reviewed individually for collectibility. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2009 and 2008, we had recorded an allowance for doubtful accounts of $4.9 million and $4.2 million respectively. Bad debt expense was $2.8 million, $3.3 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first - in, first — out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.

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

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from two to twenty years. Depreciation is computed on the straight-line method for financial reporting purposes. Capital leases are amortized using the straight-line method over the estimated useful lives of the assets and lease amortization is included in depreciation expense. Depreciation expense charged to operations was $78.3 million, $63.5 million and $50.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. Reporting units are at a business unit level and is one level below our operating segments. We perform impairment tests on the carrying value of our goodwill on an annual basis as of December 31st for each of our reportable segments. Our annual impairment tests involve the use of different valuation techniques, including the income approach and/or market approach, to determine the fair value of our reporting units. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than its carrying value. As a result we recorded an impairment of $115.8 million at December 31, 2008. At December 31, 2009 and 2007, no impairment was deemed necessary. Significant and unanticipated changes to these assumptions could require an additional provision for impairment in a future period.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2009 and 2008. Our senior notes, in the aggregate amount of $430.2 million and $505.0 million at December 31, 2009 and 2008, respectively, trade “over the counter” in limited amounts and on an infrequent basis. Based on those trades we estimate the fair value of our senior notes to be approximately $394 million and $284 million at December 31, 2009 and 2008, respectively. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk. Additionally, due to the turmoil in the financial markets of 2008 and 2009, and its impact on investors of our senior notes, the price at which our senior notes trade may be affected by the investors’ financial distress and need for liquidity.

Concentration of Credit and Customer Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. As of December 31, 2009, we have approximately $1.6 million and $7.6 million of cash and cash equivalents residing in Argentina and Brazil, respectively. Cash and cash equivalents of $1.8 million are restricted in conjunction with financial institution obligations in Brazil. We transact our business with several financial institutions. However, the amount on deposit in two financial institutions exceeded the $250,000 federally insured limit at December 31, 2009 by a total of

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

$32.0 million. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

We sell our services to major and independent domestic and international oil and natural gas companies. We perform ongoing credit valuations of our customers and provide allowances for probable credit losses where appropriate. In 2009, 2008 and 2007, one of our customers, Pan American Energy LLC Sucursal Argentina, or Pan American Energy, represented 35.5%, 28.5% and 20.7% of our consolidated revenues, respectively. Revenues from Pan American Energy represented 56.6%, 62.0% and 51.0% of our international revenues in 2009, 2008 and 2007, respectively (see Note 14).

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt. Interest expense related to debt issuance costs were $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. For U.S. federal tax purposes, our tax returns for the tax years 2001 through 2008 remain open for examination by the tax authorities. Our foreign tax returns remain open for examination for the tax years 2001 through 2008. Generally, for state tax purposes, our 2003 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

It is our intention to permanently reinvest all of the undistributed earnings of our non-U.S. subsidiaries in such subsidiaries. Accordingly, we have not provided for U.S. deferred taxes on the $65.0 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2009. If a distribution is made to us from the undistributed earnings of these subsidiaries, we could be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these undistributed earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their grant-date fair values. We utilize the Black-Scholes model to determine fair value, which incorporates assumptions to value stock-based awards. The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is the related United States Treasury yield curve for periods within the expected term of the option at the time of grant. We estimate forfeiture rates based on our historical experience.

Our net income (loss) for the years ended December 31, 2009, 2008 and 2007 includes approximately $4.8 million, $7.9 million and $4.9 million of compensation costs related to share-based payments, respectively. The tax benefit recorded in association with the share-based payments was $9,000 and $1.7 million for the years-ended December 31, 2008 and 2007, respectively. Due to expired unexercised nonqualified stock options and restricted stock vesting at market prices lower than the grant price, we adjusted $2.3 million of excess tax asset against additional paid in capital. As of December 31, 2009 there is $5.4 million of unrecognized compensation expense related to non-vested stock based compensation grants.

No options were granted in 2008. See Note 10 for further disclosures regarding stock options. The following assumptions were applied in determining the compensation costs for options granted in 2009 and 2007:

	For the Years Ended December 31,
	2009	2007

Expected dividend yield	—	—
Expected price volatility	77.32%	66.21%
Risk-free interest rate	1.37%	4.8%
Expected life of options	5 years	5 years
Weighted average fair value of options granted at market value	$0.77	$12.86

Income (Loss) Per Common Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible preferred stock, stock options, etc.) as if they had been converted. Restricted stock grants are legally considered issued and outstanding, but are included in basic and diluted earnings per share only to the extent that they are vested. Unvested restricted stock is included in the computation of diluted earnings per share using the treasury stock method. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share) are excluded from diluted earnings (deficit) per share.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

The components of basic and diluted earnings (deficit) per share are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Numerator:
Net income (loss)	$(21,190)	$(39,464)	$50,440
Preferred stock dividend	(1,302)	—	—

Net income (loss) attributed to common stockholders	$(22,492)	$(39,464)	$50,440

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	53,669	35,052	34,158
Effect of potentially dilutive common shares:
Warrants and share based compensation shares	—	—	543

Weighted average common shares outstanding and assumed conversions	53,669	35,052	34,701

Income (loss) per common share:
Basic	$(0.42)	$(1.13)	$1.48

Diluted	$(0.42)	$(1.13)	$1.45

Potentially dilutive securities excluded as anti-dilutive	15,059	1,041	1,108

Convertible preferred stock and share based compensation shares of approximately 7.5 million and 332,000 were excluded in the computation of diluted earnings per share for 2009 and 2008, respectively as the effect would have been anti-dilutive due to the net loss for the year.

Segments of an Enterprise and Related Information

We designate the internal organization that is used by management for allocating resources and assessing performance as the source of our reportable segments. Please see Note 15 for further disclosure of segment information and disclosures by geographic region.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

In August 2009, FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We adopted this guidance for the period ending December 31, 2009, which did not have an impact on our financial position or results of operations.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

arrangements or retrospectively. We are currently evaluating both the timing and impact of adopting this update on our consolidated financial statements.

NOTE 2 —	EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

On June 30, 2003, we adopted the 401(k) Profit Sharing Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to our eligible employees. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed three-months of service with us. Each participant is 100% vested with respect to the participants’ contributions and our matching contributions. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $349,000, $1.5 million and $1.8 million were paid in 2009, 2008 and 2007, respectively.

NOTE 3 —	ACQUISITIONS AND ASSET DISPOSITIONS

On June 29 2007, we acquired Coker Directional, Inc., or Coker, for a total consideration of approximately $3.9 million, which included approximately $3.6 million in cash and a promissory note for $350,000. In addition, approximately $5,000 of costs were incurred in relation to the Coker acquisition. Coker was a directional drilling company operating in the Gulf coast and Central Texas regions. The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Property and equipment	$3
Intangible assets, including goodwill	3,902

Net assets acquired	$3,905

Intangible assets included approximately $1.8 million assigned to goodwill and $2.1 million assigned to customer relationships and non-compete. The amortizable intangibles have a weighted-average useful life of 9.4 years. The results of Coker since the acquisition are included in our Oilfield Services segment.

On July 26, 2007, we acquired Diggar Tools, LLC, or Diggar, for a total consideration of approximately $10.3 million, which included approximately $6.7 million in cash, a promissory note for $750,000 and payment of approximately $2.8 million of existing Diggar debt. In addition, approximately $29,000 of costs were incurred in relation to the Diggar acquisition. Diggar was a directional drilling company operating in the Rocky Mountains with an inventory of 115 downhole motors. The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired at the date of acquisition (in thousands):

Current assets	$1,113
Property and equipment	7,204
Intangible assets, including goodwill	2,675

Total assets acquired	10,992

Current liabilities	622

Net assets acquired	$10,370

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Diggar’s historical property and equipment values were increased by approximately $3.4 million based on third-party valuations. Intangible assets included approximately $2.7 million assigned to goodwill. The results of Diggar since the acquisition are included in our Oilfield Services segment.

On October 23, 2007, we acquired Rebel for a total consideration of approximately $7.3 million, which included approximately $5.0 million in cash, promissory notes for an aggregate of $500,000, payment of approximately $1.5 million of existing Rebel debt and the deposit of $305,000 in escrow to cover distributions owed under the Rebel Defined Benefit Pension Plan & Trust. In addition, approximately $214,000 of costs were incurred in relation to the Rebel acquisition. Rebel is based in Lafayette, Louisiana and had an extensive inventory of tubular services equipment and primarily provided tubing installation services. The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired at the date of acquisition (in thousands):

Current assets	$944
Land, Property and equipment	8,736
Intangible assets, including goodwill	1,144

Total assets acquired	10,824

Current liabilities	218
Deferred tax liabilities	3,095

Total liabilities assumed	3,313

Net assets acquired	$7,511

Rebel’s historical property and equipment values were increased by approximately $8.5 million based on third-party valuations. Intangible assets included approximately $461,000 assigned to goodwill and $683,000 assigned to customer relations. The amortizable intangibles have a useful life of 15 years. The results of Rebel since the acquisition are included in our Oilfield Services segment.

On November 1, 2007, we acquired substantially all the assets Diamondback Oilfield Services, Inc. or Diamondback, for a total consideration of approximately $23.1 million in cash. Approximately $89,000 of costs were incurred in relation to the Diamondback acquisition. Diamondback was a directional drilling company based in Conroe, Texas with operations focused in the Texas Panhandle and Oklahoma. Diamondback assets included 30 downhole motors, five measurement while drilling kits and eight wireline steering vehicles. The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired at the date of acquisition (in thousands):

Current assets	$3,350
Property and equipment	8,701
Intangible assets, including goodwill	12,232
Other noncurrent assets	10

Total assets acquired	24,293

Current liabilities	1,160

Net assets acquired	$23,133

Diamondback’s historical property and equipment values were increased by approximately $2.0 million based on third-party valuations. Intangible assets included approximately $7.6 million assigned to goodwill, $650,000 assigned to non-compete, $620,000 assigned to trade name and $3.4 million assigned to customer relations based on third-party valuations. The amortizable intangibles have a weighted-average useful life of 13.3 years. Subsequent to the date of acquisition, the sellers earned an additional $3.0 million cash earn-out

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

payment as the business achieved certain earning objectives. The earn-out increased goodwill and was accrued at December 31, 2008 and was paid in 2009. The results of the Diamondback assets since their acquisition are included in our Oilfield Services segment.

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

BCH’s historical property and equipment values were decreased by approximately $2.8 million based on third-party valuations. Intangible assets included approximately $18.5 million assigned to goodwill, $4.9 million to customer contracts, $2.2 million assigned to trade name and $600,000 to non-competes based on third-party valuations. The amortizable intangibles have a weighted-average useful life of 12.6 years. Goodwill was subsequently reduced in 2009 by $1.3 million of insurance proceeds that were received for a rig loss that occurred prior to acquisition and by $1.3 million for the utilization of pre acquisition tax asset. The results of BCH since the acquisition are included in our Drilling and Completion segment.

All of the aforementioned acquisitions were accounted for using the purchase method of accounting.

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

During 2009, we recorded a $1.6 million loss on asset disposition in our Drilling and Completion segment. The insurance proceeds of $3.9 million related to damages incurred on a blow-out which destroyed one of our drilling rigs were not sufficient to cover the book value of the rig and related assets.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4 —	INVENTORIES

Inventories are comprised of the following as of December 31 (in thousands):

	2009	2008

Manufactured
Finished goods	$2,983	$2,821
Work in process	2,299	1,654
Raw materials	884	2,499

Total manufactured	6,166	6,974
Rig parts and related inventory	10,654	13,097
Shop supplies and related inventory	7,762	7,778
Chemicals and drilling fluids	4,381	3,698
Rental supplies	2,134	3,023
Hammers	2,257	2,257
Coiled tubing and related inventory	939	1,817
Drive pipe	235	443

Total inventories	$34,528	$39,087

NOTE 5 —	PROPERTY AND OTHER INTANGIBLE ASSETS

Property and equipment is comprised of the following as of December 31 (in thousands):

	Depreciation
	Period	2009	2008

Land	—	$2,211	$2,214
Building and improvements	15-20 years	8,611	8,387
Transportation equipment	2-10 years	33,353	34,493
Drill pipe and rental equipment	2-20 years	380,185	373,064
Drilling, workover and pulling rigs	20 years	248,780	228,857
Machinery and equipment	2-20 years	226,601	212,594
Furniture, computers, software and leasehold improvements	3-10 years	9,128	8,711
Construction in progress — equipment	N/A	47,391	29,850

Total		956,260	898,170
Less: accumulated depreciation		(209,782)	(137,180)

Property and equipment, net		$746,478	$760,990

The net book value of equipment recorded under capital leases was $1.0 million and $1.7 million as of December 31, 2009 and 2008, respectively. Interest expense capitalized to property and equipment was $2.2 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Other intangible assets are as follows as of December 31 (in thousands):

	Amortization
	Period	2009	2008

Intellectual property	10-20 years	$3,829	$3,829
Non-compete agreements	3-5 years	2,640	2,640
Customer relationships	10-15 years	38,033	38,033
Patents	12-15 years	1,327	1,327
Other intangible assets	2-10 years	793	793

Total		46,622	46,622
Less: accumulated amortization		(13,973)	(9,251)

Other intangibles assets, net		$32,649	$37,371

	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Value	Amortization	Value	Amortization

Intellectual property	$3,829	$823	$3,829	$507
Non-compete agreements	2,640	1,879	2,640	1,198
Customer relationships	38,033	10,209	38,033	6,676
Patents	1,327	382	1,327	279
Other intangible assets	793	680	793	591

Total	$46,622	$13,973	$46,622	$9,251

Amortization expense related to other intangibles was $4.7 million, $4.2 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization of intangible assets at December 31, 2009 is as follows (in thousands):

	Intangible Amortization by Period
	Years Ended December 31,
					2014 and
	2010	2011	2012	2013	Thereafter

Intellectual property	$316	$316	$316	$316	$1,742
Non-compete agreements	489	248	24	—	—
Customer relationships	3,532	3,532	3,532	3,532	13,696
Patents	102	102	102	102	537
Other intangible assets	83	28	2	—	—

Total intangible amortization	$4,522	$4,226	$3,976	$3,950	$15,975

NOTE 6 —	INCOME TAXES

We had a loss before income taxes of $43.9 million and $95.3 million for U.S. tax purposes for the years ended December 31, 2009 and 2008, respectively. We had income before income taxes of $41.7 million for U.S. tax purposes for the year ended December 31, 2007. We also had income before income taxes of $12.9 million, $38.4 million and $37.6 million reported in non-U.S. countries for the years ended December 31, 2009, 2008 and 2007, respectively. We treat the withholding taxes incurred by our U.S. subsidiaries in foreign countries as foreign tax, and we anticipate using those tax payments to offset U.S. tax. We are required to file

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

a consolidated U.S. federal income tax return. We file foreign income tax returns in Argentina, Brazil, Bolivia and Canada related to our Drilling and Completion operations.

We recognize the impact of uncertain tax positions in our financial statements, if a tax position is challenged by a taxing authority and there is a more likely than not chance the tax position will be disallowed, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We identified no uncertain tax positions for the three years in the period ended December 31, 2009.

The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current income tax expense (benefit):
Federal	$8	$(1,525)	$6,814
State	324	471	1,053
Foreign	7,688	13,590	12,959

	8,020	12,536	20,826

Deferred income tax expense (benefit):
Federal	(15,185)	(28,462)	7,081
State	(1,626)	(1,149)	349
Foreign	(1,072)	(338)	587

	(17,883)	(29,949)	8,017

	$(9,863)	$(17,413)	$28,843

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Significant components of deferred income tax assets as of December 31, were as follows (in thousands):

	2009	2008

Deferred income tax assets:
Amortization	$30,902	$32,081
Net operating loss carryforwards	40,752	15,552
Share-based compensation	2,199	2,691
Foreign tax credits	992	760
A-C Product Liability Trust	803	2,448
Other net future deductible items	3,083	3,303
Valuation allowance	(13,999)	(13,265)

Gross deferred income tax assets	64,732	43,570

Deferred income tax liabilities
Depreciation	(46,050)	(40,524)
Other net future taxable items	(1,011)	(1,130)

Gross deferred income tax liabilities	(47,061)	(41,654)

Net deferred income tax assets	$17,671	$1,916

Net current deferred income tax assets	$3,790	$6,176
Net noncurrent deferred income tax assets	22,047	3,993
Net noncurrent deferred income tax liabilities	(8,166)	(8,253)

Net deferred income tax assets	$17,671	$1,916

The following table reconciles the statutory tax rates to our actual tax rate:

	Years Ended December 31,
	2009	2008	2007

Statutory income tax rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	1.7	0.4	1.8
Foreign currency remeasurement	0.3	2.1	—
Nondeductible goodwill, permanent differences and other	(4.2)	(5.9)	(0.4)

Effective tax rate	31.8%	30.6%	36.4%

Net future tax-deductible items relate primarily to timing differences. Timing differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss and tax credit carryforwards, and could be triggered by a public offering or by subsequent sales of securities by us or our stockholders. This provision has limited the amount of net operating losses available to us currently. Net operating loss carryforwards for tax purposes at December 31, 2009 and 2008 were $67.8 million and $6.7 million, respectively, expiring through 2029.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

A valuation allowance is established for deferred tax assets when management, based upon available information, considers it more likely than not that a benefit from such assets will not be realized. As of December 31, 2009 and 2008, the valuation allowance was $14.0 million and $13.3 million, respectively. The valuation allowances relate to net operating losses incurred by BCH, both pre and post acquisition, in which we currently do not have a tax strategy to utilize.

Approximately $4.4 million and $4.7 million of ad valorem, franchise, income, sales and other tax accruals are included in our accrued expense balances of $21.9 million and $26.6 million as of December 31, 2009 and 2008, respectively.

NOTE 7 —	DEBT

Our long-term debt consists of the following as of December 31 (in thousands):

	2009	2008

Senior notes	$430,238	$505,000
Revolving line of credit	—	36,500
Bank term loans	60,744	49,609
Seller notes	—	750
Notes payable to former directors	—	32
Insurance premium financing notes	997	991
Capital lease obligations	254	779

Total debt	492,233	593,661
Less: current maturities of long-term debt	17,027	14,617

Long-term debt	$475,206	$579,044

Our weighted average interest rate for current and total debt was approximately 5.0% and 8.4% as of December 31, 2009 and 6.4% and 8.3% as of December 31, 2008, respectively.

Maturities of debt obligations as of December 31, 2009 are as follows (in thousands):

	Debt	Capital Leases	Total

Year Ending:
December 31, 2010	$16,778	$249	$17,027
December 31, 2011	15,752	5	15,757
December 31, 2012	14,281	—	14,281
December 31, 2013	7,378	—	7,378
December 31, 2014	229,360	—	229,360
Thereafter	208,430	—	208,430

Total	$491,979	$254	$492,233

Senior notes, term loans and line of credit agreements

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

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

On January 18, 2006, we also executed an amended and restated credit agreement which provided for a $25.0 million revolving line of credit with a maturity of January 2010. On April 26, 2007, we entered into a Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $62.0 million, and had a final maturity date of April 26, 2012. On December 3, 2007, we entered into a First Amendment to Second Amended and Restated Credit Agreement, which increased our revolving line of credit to $90.0 million. The amended and restated credit agreement contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9, 2009, we entered into a Third Amendment to our existing Second Amended and Restated Credit Agreement dated as of April 26, 2007 which modified the leverage and interest coverage ratio covenants of the Credit Agreement. In addition, permitted maximum capital expenditures were reduced to $85.0 million for 2009 compared to the previous limit of $120.0 million. Effective December 31, 2009, we amended the leverage and interest coverage ratio covenants of the Credit Agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the U.S. We were in compliance with all debt covenants as of December 31, 2009 and 2008. As of December 31, 2009, we had no borrowings under the facility except $4.2 million in outstanding letters of credit. At December 31, 2008 we had $36.5 million of borrowings outstanding and $5.8 million in outstanding letters of credit. The credit agreement loan rates are based on prime or LIBOR plus a margin. The weighted average interest rate was 4.6% at December 31, 2008.

As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 2.1% and 5.1% as of December 31, 2009 and 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of December 31, 2009 and 2008 was $1.1 million and $2.5 million, respectively.

On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of December 31, 2009 and 2008. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.4% and 6.9% at December 31, 2009 and 2008, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of December 31, 2009 and 2008 was $20.1 million and $25.0 million, respectively.

As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of December 31, 2009 and 2008. The credit facility loan is denominated in U.S. dollars and interest rates are based on LIBOR plus a margin. At December 31, 2009 and 2008, the outstanding amount of the loan was $16.2 million and $22.1 million and the interest rate was 3.5% and 6.0%, respectively.

On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At December 31, 2009, the outstanding amount of the loan was $23.4 million.

Notes payable

In connection with the acquisition of Rogers Oil Tools, Inc., we issued to the seller a note in the amount of $750,000. The note bore interest at 5.0% and was paid in full in April 2009 in accordance with its terms.

In 2000 we compensated directors who served on the board of directors from 1989 to March 31, 1999 without compensation, by issuing promissory notes totaling $325,000. The notes bear interest at the rate of 5.0%. As of December 31, 2009 and 2008, the principal and accrued interest on these notes totaled approximately $0 and $32,000, respectively.

In April 2008 and August 2008, we obtained insurance premium financings in the aggregate amount of $3.0 million with a fixed average weighted interest rate of 4.9%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $991,000 at December 31, 2009 and 2008, respectively. In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed average weighted interest rate of 4.8%. Under terms of the agreements, the amount outstanding is paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $997,000 as of December 31, 2009.

Other debt

As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $254,000 and $779,000 at December 31, 2009 and 2008, respectively.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

We have placed orders for capital equipment totaling $19.2 million to be received and paid for through 2010. Approximately $12.1 million is for drilling rigs for our Drilling and Completion segment, $2.3 million is for drill pipe for our Drilling and Completion segment and $4.7 million is for various equipment to be utilized by our Oilfield Services segment.

We rent office space and certain other facilities and shop yards for equipment storage and maintenance. Facility rent expense for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $2.8 million and $2.7 million, respectively.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, future minimum rental commitments for all operating leases are as follows (in thousands):

Years Ending:
December 31, 2010	$2,670
December 31, 2011	2,016
December 31, 2012	1,196
December 31, 2013	872
December 31, 2014	632
Thereafter	601

Total	$7,987

NOTE 9 —	STOCKHOLDERS’ EQUITY

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

In June 2009, we closed our backstopped rights offering and private placement of convertible preferred stock and received proceeds of approximately $120.2 million net of $5.4 million offering expenses. Pursuant to an Investment Agreement, Lime Rock Partners V, L.P., or Lime Rock, agreed to backstop the rights offering by purchasing, at the subscription price, shares of common stock not purchased by our existing stockholders. We sold 15,794,644 shares of our common stock to existing stockholders who exercised their rights through the rights offering and 19,889,044 shares of common stock to Lime Rock, at a price of $2.50 per share. We issued 36,393 shares of 7.0% convertible perpetual preferred stock to Lime Rock and received proceeds of approximately $34.2 million net of $2.2 million offering expenses.

The preferred stock has an initial liquidation preference of $1,000 per share and is adjusted to $3,000 per share upon certain liquidation events. Dividends on the preferred stock are declared quarterly if approved by our Board of Directors and dividends accumulate if not paid. The preferred stock is, with respect to dividend rights and rights upon liquidation, winding-up, or dissolution: (1) senior to common stock and any other class or series of capital stock, the terms of which do not expressly provide that such class or series ranks senior to or on parity with the preferred stock; (2) on a parity with any other class or series of capital stock, the terms of which provide that it will rank on a parity with the preferred stock; (3) junior to each class or series of capital stock (other than common stock) established after the original issue date, the terms of which expressly provide that it will rank senior to the preferred stock; and (4) junior to all our existing and future debt obligations and other liabilities, including claims of trade creditors.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2009, we declared $1.3 million in dividends on our preferred stock. Accrued dividends of approximately $637,000 were included in our accrued expense balance of $21.9 million as of December 31, 2009. The accrued dividends were paid in February 2010.

Each share of the preferred stock is convertible at the holder’s option, at any time into 390.2439 shares of our common stock under certain conditions, subject to specified adjustments. This conversion rate represents an equivalent conversion price of approximately $2.56 per share. Conversion is limited to the earlier of June 26, 2012 or the date on which the transfer restrictions included in the Investment Agreement expire, unless immediately after giving effect to such conversion, such person or group would not beneficially own a number of shares of our common stock exceeding 35% of the total number of issued and outstanding shares of common stock, unless we have given prior written consent to such conversion. In addition, we will be able to cause the preferred stock to be converted into common stock five years after issuance if our common stock is trading at a premium of 300% to the conversion price for 30 consecutive trading days prior to our issuance of a press release announcing the mandatory conversion. Generally, holders of the preferred stock vote together with the common stock on an as-converted basis, however, the preferred stock voting rights held by any person or group when aggregated with common stock is limited to 35% of all the votes to be cast by all stockholders, including holders of common stock.

During 2009, we had restricted stock award grants, and options exercised, which resulted in 20,099 shares of our common stock being issued for approximately $43,000. We recognized approximately $4.8 million of compensation expense related to share based payments that was recorded as capital in excess of par value (see Note 1). Due to expired unexercised nonqualified stock options and restricted stock vesting at market prices lower than the grant price, we adjusted $2.3 million of excess tax asset against additional paid in capital.

NOTE 10 —	STOCK OPTIONS

In 2000, we issued stock options and promissory notes to certain directors as compensation for services as directors (See Note 7), and our Board of Directors granted stock options to these same individuals. Options to purchase 4,800 shares of our common stock were granted with an exercise price of $13.75 per share. These options vested immediately and may be exercised any time prior to March 28, 2010. As of December 31, 2009, 4,000 of the stock options remain outstanding. No compensation expense has been recorded for these options as they were issued with an exercise price equal to the fair value of the common stock at the date of grant.

The 2003 Incentive Stock Plan, or 2003 Plan, as amended, permits us to grant to our key employees and outside directors various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. The 2003 Plan is administered by the Compensation Committee of the Board, which consists of two or more directors appointed by the Board. The following benefits may be granted under the 2003 Plan: (a) stock appreciation rights; (b) restricted stock; (c) performance awards; (d) incentive stock options; (e) nonqualified stock options; and (f) other stock-based awards. Stock incentive terms are not to be in excess of ten years. The maximum number of shares of our common stock that may be issued under the 2003 Plan shall be the lesser of 3,000,000 shares and 15% of the total number of shares of common stock outstanding.

The 2006 Incentive Plan, or 2006 Plan, was approved and amended by our stockholders in November 2006 and 2009. The 2006 Plan is administered by the Compensation Committee of the Board. The maximum number of shares of our common stock that may be issued under the 2006 Plan is equal to 8,500,000 shares, subject to adjustment in the event of stock splits and certain other corporate events. The 2006 Plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) bonus stock; (iii) restricted stock awards; (iv) performance awards; and (v) other stock-based awards. Except with respect to awards of incentive stock options, all of our employees, consultants and non-employee directors are eligible to participate in the 2006 Plan. The term of each Award

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

shall be for such period as may be determined by the Committee; provided, that in no event shall the term of any Award exceed a period of ten years from the date of its grant.

A summary of our stock option activity and related information is as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Shares	Weighted Ave.	Shares	Weighted Ave.	Shares	Weighted Avg.
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance	901,732	$10.95	986,763	$10.77	1,350,365	$6.88
Granted	125,000	1.23	—	—	220,000	21.83
Canceled	(305,000)	18.18	(13,328)	8.87	(17,334)	8.45
Exercised	(20,000)	2.75	(71,703)	8.83	(566,268)	5.86

Ending balance	701,732	$6.31	901,732	$10.95	986,763	$10.77

The total intrinsic value of stock options (the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised was approximately $36,000, $542,000 and $6.6 million during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was approximately $572,000 of total unrecognized compensation cost related to stock options, with $539,000, $28,000 and $5,000 to be recognized during the years ended December 31, 2010, 2011 and 2012, respectively.

The following table summarizes additional information about our stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number of	Contractual Life	Exercise	Number of	Contractual Life	Exercise
Prices	options	(in Years)	Price	options	(in Years)	Price

$1.23-2.75	127,300	9.09	$1.26	2,300	3.96	$2.75
3.86-4.87	296,500	5.07	4.18	296,500	5.07	4.18
10.85-14.74	277,932	5.88	10.90	277,932	5.88	10.90

1.23-14.74	701,732	6.12	$6.31	576,732	5.46	$7.42

The aggregate pretax intrinsic value of stock options outstanding and exercisable was approximately $320,000 and $2,000, respectively, at December 31, 2009. The amount represents the value that would have been received by the option holders had the respective options been exercised on December 31, 2009.

Restricted Stock Awards

In addition to stock options, our 2003 and 2006 Plans allow for the grant of restricted stock awards, or RSA. A time-lapse RSA is an award of common stock, where each unit represents the right to receive at the end of a stipulated period one unrestricted share of stock with no exercise price. The time-lapse RSA restrictions lapse periodically over an extended period of time not exceeding 10 years. We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. A performance-based RSA is an award of common stock, where each unit represents the right to receive one unrestricted share of stock with no exercise price at the attainment of established performance criteria. During 2007, we granted 710,000 performance based RSAs with market conditions. The performance-based RSAs are granted, but not earned and issued until certain annual total shareholder return criteria are

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

attained over the next 3 years. The fair value of the performance-based RSAs were based on third-party valuations.

The following table summarizes activity in our nonvested restricted stock awards:

	December 31, 2009		December 31, 2008		December 31, 2007
	Number	Weighted Ave.	Number	Weighted Ave.	Number	Weighted Ave.
	of	Grant Date Fair	of	Grant Date Fair	of	Grant Date Fair
	Shares	Value Per Share	Shares	Value Per Share	Shares	Value Per Share

Beginning balance	953,102	$15.34	993,203	$17.45	27,000	$18.30
Granted	17,000	1.23	258,670	9.47	996,203	17.44
Vested	(122,276)	11.68	(298,771)	17.26	(30,000)	18.01
Forfeited	(10,200)	12.05	—	—	—	—

Ending balance	837,626	$15.63	953,102	$15.34	993,203	$17.45

The total fair value of RSA shares that vested during 2009 was approximately $371,000. As of December 31, 2009, there was approximately $4.8 million of total unrecognized compensation cost related to nonvested RSAs, with $3.4 million, $1.2 million, and $195,000 to be recognized during the years ended December 31, 2010, 2011 and 2012, respectively.

NOTE 11 —	STOCK PURCHASE WARRANTS

In conjunction with our purchase of Mountain Compressed Air, Inc., or MCA, in February of 2001, MCA issued a common stock warrant for 620,000 shares to a third-party investment firm that assisted us in its initial identification and purchase of the MCA assets. The warrant entitles the holder to acquire up to 620,000 shares of common stock of MCA at an exercise price of $.01 per share over a nine-year period commencing on February 7, 2001.

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

NOTE 12 —	GAIN ON DEBT EXTINGUISHMENT

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 13 —	CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and revolving credit facility and (iii) the subsidiaries that are not guarantors of the senior notes and revolving credit facility (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$—	$31,858	$9,214	$—	$41,072
Trade receivables, net	—	47,358	58,962	(1,261)	105,059
Inventories	—	16,271	18,257	—	34,528
Intercompany receivables	—	79,521	767	(80,288)	—
Note receivable from affiliate	28,379	—	—	(28,379)	—
Prepaid expenses and other	891	6,826	9,872	—	17,589

Total current assets	29,270	181,834	97,072	(109,928)	198,248
Property and equipment, net	—	489,921	256,557	—	746,478
Goodwill	—	23,251	17,388	—	40,639
Other intangible assets, net	460	25,236	6,953	—	32,649
Debt issuance costs, net	9,408	137	—	—	9,545
Note receivable from affiliates	4,415	—	—	(4,415)	—
Investments in affiliates	942,378	—	—	(942,378)	—
Other assets	24,366	25,039	3,656	—	53,061

Total assets	$1,010,297	$745,418	$381,626	$(1,056,721)	$1,080,620

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$4,444	$12,583	$—	$17,027
Trade accounts payable	—	12,195	23,905	(1,261)	34,839
Accrued salaries, benefits and payroll taxes	—	2,762	20,092	—	22,854
Accrued interest	15,372	228	221	—	15,821
Accrued expenses	752	11,608	9,558	—	21,918
Intercompany payables	80,288	—	—	(80,288)	—
Note payable to affiliate	—	—	28,379	(28,379)	—

Total current liabilities	96,412	31,237	94,738	(109,928)	112,459
Long-term debt, net of current maturities	430,238	19,941	25,027	—	475,206
Note payable to affiliate	—	—	4,415	(4,415)	—
Deferred income tax liability	—	—	8,166	—	8,166
Other long-term liabilities	—	—	1,142	—	1,142

Total liabilities	526,650	51,178	133,488	(114,343)	596,973
Commitments and contingencies
Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	714	3,526	42,963	(46,489)	714
Capital in excess of par value	422,823	570,512	137,439	(707,951)	422,823
Retained earnings	25,927	120,202	67,736	(187,938)	25,927

Total stockholders’ equity	483,647	694,240	248,138	(942,378)	483,647

Total liabilities and stock holders’ equity	$1,010,297	$745,418	$381,626	$(1,056,721)	$1,080,620

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Year Ended December 31, 2009

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$202,727	$303,579	$(53)	$506,253
Operating costs and expenses
Direct costs	—	133,629	245,861	(53)	379,437
Depreciation	—	56,886	21,390	—	78,276
Selling, general and administrative	4,054	32,592	14,117	—	50,763
Loss on asset dispositions	—	—	1,602	—	1,602
Amortization	46	3,907	769	—	4,722

Total operating costs and expenses	4,100	227,014	283,739	(53)	514,800

Income (loss) from operations	(4,100)	(24,287)	19,840	—	(8,547)
Other income (expense):
Equity earnings in affiliates, net of tax	1,051	—	—	(1,051)	—
Interest, net	(44,568)	(25)	(3,480)	—	(48,073)
Gain on debt extinguishment	26,365	—	—	—	26,365
Other	62	(155)	(705)	—	(798)

Total other income (expense)	(17,090)	(180)	(4,185)	(1,051)	(22,506)

Income (loss) before income taxes	(21,190)	(24,467)	15,655	(1,051)	(31,053)
Income tax benefit (expense)	—	15,590	(5,727)	—	9,863

Net income (loss)	(21,190)	(8,877)	9,928	(1,051)	(21,190)
Preferred stock dividend	(1,302)	—	—	—	(1,302)

Net income (loss) attributed to common stockholders	$(22,492)	$(8,877)	$9,928	$(1,051)	$(22,492)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2009

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Operating Activities:
Net income (loss)	$(21,190)	$(8,877)	$9,928	$(1,051)	$(21,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	46	60,793	22,159	—	82,998
Amortization and write-off of deferred financing fees	2,215	16	—	—	2,231
Gain on debt extinguishment	(26,365)	—	—	—	(26,365)
Stock based compensation	4,799	—	—	—	4,799
Allowance for bad debts	—	2,835	—	—	2,835
Equity earnings in affiliates	(1,051)	—	—	1,051	—
Deferred income taxes	(18,173)	1,569	(1,279)	—	(17,883)
Gain (loss) on sale of equipment	—	(957)	9	—	(948)
Gain on asset dispositions	—	—	1,602	—	1,602
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivables	—	38,074	11,903	—	49,977
Decrease in inventories	—	3,111	1,448	—	4,559
Decrease (increase) in other current assets	7,369	3,279	(6,020)	—	4,628
Decrease (increase) in other assets	(111)	223	1,536	—	1,648
(Decrease) in accounts payable	—	(13,346)	(14,242)	—	(27,588)
(Decrease) increase in accrued interest	(2,560)	228	(470)	—	(2,802)
(Decrease) in accrued expenses	(632)	(2,233)	(1,742)	—	(4,607)
(Decrease) in other liabilities	—	(64)	(987)	—	(1,051)
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(1,171)	3,833	—	2,662

Net cash provided (used) by operating activities	(55,653)	83,480	27,678	—	55,505

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Investing Activities:
Net sales (purchases) of investment interests	(2,393)	—	1,291	—	(1,102)
Purchase of property and equipment	—	(58,142)	(19,925)	—	(78,067)
Deposits on asset commitments	—	1,995	690	—	2,685
Investment in affiliates	(4,100)	—	—	4,100	—
Notes receivable from affiliates	(2,069)	—	—	2,069	—
Proceeds from asset dispositions	—	—	3,916	—	3,916
Proceeds from sale of equipment	—	8,400	181	—	8,581

Net cash provided (used) in investing activities	(8,562)	(47,747)	(13,847)	6,169	(63,987)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	25,000	—	—	25,000
Payments on long-term debt	(47,167)	(4,811)	(12,777)	—	(64,755)
Net repayments on lines of credit	(36,500)	—	—	—	(36,500)
Proceeds from issuance of stock, net of offering costs	120,223	—	—	—	120,223
Payment of preferred stock dividend	(665)	—	—	—	(665)
Proceeds from parent contributions	—	—	4,100	(4,100)	—
Accounts receivable from affiliates	—	(26,834)	(1,952)	28,786	—
Accounts payable to affiliates	28,786	—	—	(28,786)	—
Note payable to affiliate	—	—	2,069	(2,069)	—
Proceeds from exercise of options	43	—	—	—	43
Debt issuance costs	(505)	(153)	—	—	(658)

Net cash provided (used) by financing activities	64,215	(6,798)	(8,560)	(6,169)	42,688

Net change in cash and cash equivalents	—	28,935	5,271	—	34,206
Cash and cash equivalents at beginning of year	—	2,923	3,943	—	6,866

Cash and cash equivalents at end of period	$—	$31,858	$9,214	$—	$41,072

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008

	Allis-
	Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Assets
Cash and cash equivalents	$—	$2,923	$3,943	$—	$6,866
Trade receivables, net	—	88,528	70,865	(1,522)	157,871
Inventories	—	19,382	19,705	—	39,087
Intercompany receivables	—	51,038	—	(51,038)	—
Note receivable from affiliate	20,680	—	—	(20,680)	—
Prepaid expenses and other	8,798	8,074	4,542	—	21,414

Total current assets	29,478	169,945	99,055	(73,240)	225,238
Property and equipment, net	—	499,704	261,286	—	760,990
Goodwill	—	23,251	20,022	—	43,273
Other intangible assets, net	506	29,143	7,722	—	37,371
Debt issuance costs, net	12,664	—	—	—	12,664
Note receivable from affiliates	10,045	—	—	(10,045)	—
Investments in affiliates	937,227	—	—	(937,227)	—
Other assets	3,837	27,663	4,015	—	35,515

Total assets	$993,757	$749,706	$392,100	$(1,020,512)	$1,115,051

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$782	$992	$12,843	$—	$14,617
Trade accounts payable	—	27,759	35,841	(1,522)	62,078
Accrued salaries, benefits and payroll taxes	—	3,933	16,259	—	20,192
Accrued interest	17,932	—	691	—	18,623
Accrued expenses	281	13,841	12,520	—	26,642
Intercompany payables	49,853	—	1,185	(51,038)	—
Note payable to affiliate	—	—	20,680	(20,680)	—

Total current liabilities	68,848	46,525	100,019	(73,240)	142,152
Long-term debt, net of current maturities	541,500	—	37,544	—	579,044
Note payable to affiliate	—	—	10,045	(10,045)	—
Deferred income tax liability	—	—	8,253		8,253
Other long-term liabilities	—	64	2,129	—	2,193

Total liabilities	610,348	46,589	157,990	(83,285)	731,642
Commitments and contingencies
Stockholders’ Equity
Common stock	357	3,526	42,963	(46,489)	357
Capital in excess of par value	334,633	570,512	133,339	(703,851)	334,633
Retained earnings	48,419	129,079	57,808	(186,887)	48,419

Total stockholders’ equity	383,409	703,117	234,110	(937,227)	383,409

Total liabilities and stock holders’ equity	$993,757	$749,706	$392,100	$(1,020,512)	$1,115,051

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Year Ended December 31, 2008

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$384,649	$291,335	$(36)	$675,948
Operating costs and expenses
Direct costs	—	217,360	226,090	(36)	443,414
Depreciation	—	49,177	14,283	—	63,460
Selling, general and administrative	6,924	45,147	10,703	—	62,774
Gain on asset dispositions	—	(166)	—	—	(166)
Impairment of goodwill	—	115,774	—	—	115,774
Amortization	46	4,133	33		4,212

Total operating costs and expenses	6,970	431,425	251,109	(36)	689,468

Income (loss) from operations	(6,970)	(46,776)	40,226	—	(13,520)
Other income (expense):
Equity earnings in affiliates, net of tax	9,161	—	—	(9,161)	—
Interest, net	(41,727)	57	(1,124)	—	(42,794)
Other	72	88	(723)	—	(563)

Total other income (expense)	(32,494)	145	(1,847)	(9,161)	(43,357)

Income (loss) before income taxes	(39,464)	(46,631)	38,379	(9,161)	(56,877)
Income tax benefit (expense)	—	29,580	(12,167)	—	17,413

Net income (loss)	$(39,464)	$(17,051)	$26,212	$(9,161)	$(39,464)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2008

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Operating Activities:
Net income (loss)	$(39,464)	$(17,051)	$26,212	$(9,161)	$(39,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	46	53,310	14,316	—	67,672
Amortization and write-off of debt issuance costs	2,089	—	—	—	2,089
Impairment of goodwill	—	115,774	—	—	115,774
Stock based compensation	7,902	—	—	—	7,902
Allowance for bad debts	—	3,283	—	—	3,283
Equity earnings in affiliates	(9,161)	—	—	9,161	—
Deferred income taxes	(13,620)	(16,959)	630	—	(29,949)
Gain on sale of equipment	—	(1,485)	(277)	—	(1,762)
Gain on asset dispositions	—	(166)	—	—	(166)
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(7,168)	(20,331)	—	(27,499)
Increase in inventories	—	(7,037)	(2,682)	—	(9,719)
(Increase) decrease in other current assets	211	219	(2,053)	—	(1,623)
(Increase) decrease in other assets	(138)	(83)	1,445	—	1,224
Increase in accounts payable	—	9,427	12,476	—	21,903
(Decrease) increase in accrued interest	223	(33)	377	—	567
(Decrease) increase in accrued expenses	(1,379)	3,823	(1,313)	—	1,131
(Decrease) in other liabilities	(31)	(178)	(921)	—	(1,130)
Increase in accrued salaries, benefits and payroll taxes	—	221	3,231	—	3,452

Net cash provided (used) by operating activities	(53,322)	135,897	31,110	—	113,685

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	—	(53,709)	—	(53,709)
Net sales (purchases) of investment interests	—	1,374	—	—	1,374
Purchase of property and equipment	—	(81,724)	(72,744)	—	(154,468)
Deposits on asset commitments	—	(20,667)	10,766	—	(9,901)
Investment in affiliates	(58,370)	—	—	58,370	—
Notes receivable from affiliates	(6,075)	—	—	6,075	—
Proceeds from asset dispositions	—	3,000	—	—	3,000
Proceeds from sale of equipment	—	11,046	434	—	11,480

Net cash provided (used) in investing activities	(64,445)	(86,971)	(115,253)	64,445	(202,224)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	25,000	—	25,000
Payments on long-term debt	—	(6,029)	(3,876)	—	(9,905)
Net borrowings on lines of credit	36,500	—	—	—	36,500
Proceeds from parent contributions	—	—	58,370	(58,370)	—
Accounts receivable from affiliates	81,150	—	—	(81,150)	—
Accounts payable to affiliates	—	(81,150)	—	81,150	—
Note payable to affiliate	—	—	6,075	(6,075)	—
Proceeds from exercise of options	633	—	—	—	633
Tax benefit on stock plans	9	—	—	—	9
Debt issuance costs	(525)	—		—	(525)

Net cash provided (used) by financing activities	117,767	(87,179)	85,569	(64,445)	51,712

Net change in cash and cash equivalents	—	(38,253)	1,426	—	(36,827)
Cash and cash equivalents at beginning of year	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of period	$—	$2,923	$3,943	$—	$6,866

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Year Ended December 31, 2007

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total

Revenues	$—	$355,172	$215,795	$—	$570,967
Operating costs and expenses
Direct costs	—	183,002	155,833	—	338,835
Depreciation	—	39,659	11,255	—	50,914
General and administrative	4,349	47,054	9,834	—	61,237
Gain on asset disposition	—	(8,868)	—	—	(8,868)
Amortization	46	3,988	33	—	4,067

Total operating costs and expenses	4,395	264,835	176,955	—	446,185

Income (loss) from operations	(4,395)	90,337	38,840	—	124,782
Other income (expense):
Equity earnings in affiliates, net of tax	102,208	—	—	(102,208)	—
Interest, net	(47,677)	2,796	(1,394)	—	(46,275)
Other	304	336	136	—	776

Total other income (expense)	54,835	3,132	(1,258)	(102,208)	(45,499)

Income before income taxes	50,440	93,469	37,582	(102,208)	79,283
Provision for income taxes	—	(16,085)	(12,758)	—	(28,843)

Net income (loss)	$50,440	$77,384	$24,824	$(102,208)	$50,440

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2007

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Operating Activities:
Net income (loss)	$50,440	$77,384	$24,824	$(102,208)	$50,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	46	43,647	11,288	—	54,981
Amortization and write-off of debt issuance costs	3,197	—	—	—	3,197
Stock based compensation	4,863	—	—	—	4,863
Allowance for bad debts	—	1,309	—	—	1,309
Equity earnings in affiliates	(102,208)	—	—	102,208	—
Deferred income taxes	7,430	—	587	—	8,017
Gain on sale of equipment	—	(2,182)	(141)	—	(2,323)
Gain on capillary asset sale	—	(8,868)	—	—	(8,868)
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(18,402)	(13,002)	—	(31,404)
Increase in inventories	—	(4,286)	(1,089)	—	(5,375)
(Increase) decrease in other current assets	(3,003)	12,075	(870)	—	8,202
(Increase) decrease in other assets	242	—	(4,734)	—	(4,492)
(Decrease) increase in accounts payable	(31)	2,234	8,529	—	10,732
(Decrease) increase in accrued interest	5,954	33	(37)	—	5,950
(Decrease) increase in accrued expenses	1,525	(3,912)	3,895	—	1,508
(Decrease) increase in other liabilities	(273)	(77)	3,050	—	2,700
Increase in accrued salaries, benefits and payroll taxes	—	355	3,676	—	4,031

Net cash provided (used) by operating activities	(31,818)	99,310	35,976	—	103,468

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(41,000)	—	—	(41,000)
Purchase of investment interests	—	(498)	—	—	(498)
Purchase of property and equipment	—	(84,240)	(28,911)	—	(113,151)
Deposits on asset commitments	—	—	(11,488)	—	(11,488)
Investment in affiliates	(44,919)	—	—	44,919	—
Notes receivable from affiliates	(6,809)	—	—	6,809	—
Proceeds from sale of capillary assets	—	16,250	—	—	16,250
Proceeds from sale of property and equipment	—	12,666	145	—	12,811

Net cash provided (used) in investing activities	(51,728)	(96,822)	(40,254)	51,728	(137,076)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW — (Continued)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	250,000	—	—	—	250,000
Payments on long-term debt	(300,000)	(6,587)	(3,158)	—	(309,745)
Proceeds from parent contributions	—	44,919	—	(44,919)	—
Accounts receivable from affiliates	36,245	—	—	(36,245)	—
Accounts payable to affiliates	—	(37,413)	1,168	36,245	—
Note payable to affiliate	—	—	6,809	(6,809)	—
Proceeds from issuance of common stock, net of offering costs	100,055	—	—	—	100,055
Proceeds from exercise of options and warrants	3,319	—	—	—	3,319
Tax benefit on stock plans	1,719	—	—	—	1,719
Debt issuance costs	(7,792)	—		—	(7,792)

Net cash provided (used) by financing activities	83,546	919	4,819	(51,728)	37,556

Net change in cash and cash equivalents	—	3,407	541	—	3,948
Cash and cash equivalents at beginning of year	—	37,769	1,976	—	39,745

Cash and cash equivalents at end of period	$—	$41,176	$2,517	$—	$43,693

NOTE 14 —	RELATED PARTY TRANSACTIONS

Our largest customer is Pan American Energy which is a joint venture by British Petroleum and Bridas Corporation. One of our Directors, Alejandro P. Bulgheroni, indirectly beneficially owns 50% of the shares of the Bridas Corporation. In 2009, 2008 and 2007, Pan American Energy represented 35.5%, 28.5%, and 20.7% of our consolidated revenues, respectively. At December 31, 2009 and 2008, we had trade receivables with Pan American Energy of $11.0 million and $40.0 million, respectively.

In 2009, 2008 and 2007, we derived revenue of approximately $3.3 million, $1.0 million and $1.7 million from BEUSA Energy, Inc., or BEUSA, a company controlled by Alejandro P. Bulgheroni. At December 31, 2009 and 2008, we had trade receivables from BEUSA of approximately $1.2 million and $558,000, respectively.

Lime Rock Partners III, L.P., an affiliated fund of Lime Rock Partners V, L.P., owns a majority stake in the parent company of GES Global Energy Services, Inc., or GES Global Energy, a Houston based global supplier of drilling rigs and rig components. In 2008, we ordered two drilling rigs from GES Global Energy for an aggregate value of approximately $30.7 million. We have made payments totaling approximately $18.6 million on these rigs. No interest is due or payable on this transaction. We expect to take delivery of these rigs during 2010 and will pay the remaining balance of approximately $12.1 million at that time. Saad Bargach and John Reynolds are each a Managing Director of Lime Rock Management LP, the manager for Lime Rock Partners III, L.P. and Lime Rock Partners V, L.P. Messrs. Bargach and Reynolds are also members of our Board of Directors. As of February 26, 2010, Lime Rock Partners V, L.P. holds 19,889,044 shares of our common stock, representing approximately 27.8% of our issued and outstanding shares. In addition, Lime

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

Rock Partners V, L.P. owns 36,393 shares of preferred stock which are convertible into 14,202,146 shares of our common stock. Through its ownership of common and preferred stock, Lime Rock Partners V, L.P. controls, in the aggregate, 35% of our stockholders’ voting power.

NOTE 15 —	SEGMENT INFORMATION

All of our segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments plus the corporate function are reported below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenues:
Oilfield Services	$143,564	$280,835	$233,986
Drilling & Completion	303,975	291,335	215,795
Rental Services	58,714	103,778	121,186

Total revenues	$506,253	$675,948	$570,967

Operating Income (Loss):
Oilfield Services	$(14,691)	$38,643	$53,218
Drilling & Completion	19,222	40,226	38,839
Rental Services	140	(74,361)	49,139
General corporate	(13,218)	(18,028)	(16,414)

Total income (loss) from operations	$(8,547)	$(13,520)	$124,782

Depreciation and Amortization Expense:
Oilfield Services	$30,589	$24,725	$16,838
Drilling & Completion	22,321	14,316	11,288
Rental Services	29,791	28,131	26,353
General corporate	297	500	502

Total depreciation and amortization expense	$82,998	$67,672	$54,981

Capital Expenditures:
Oilfield Services	$11,357	$58,400	$48,610
Drilling & Completion	58,393	73,362	28,911
Rental Services	8,230	22,550	34,883
General corporate	87	156	747

Total capital expenditures	$78,067	$154,468	$113,151

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31,
	2009	2008	2007

Goodwill:
Oilfield Services	$23,250	$23,250	$30,493
Drilling & Completion	17,389	20,023	1,523
Rental Services	—	—	106,382
General corporate	—	—	—

Total goodwill	$40,639	$43,273	$138,398

	As of December 31,
	2009	2008	2007

Assets:
Oilfield Services	$255,899	$309,901	$299,300
Drilling & Completion	441,482	411,486	235,020
Rental Services	307,283	360,376	454,216
General corporate	75,956	33,288	65,049

Total assets	$1,080,620	$1,115,051	$1,053,585

	Years Ended December 31,
	2009	2008	2007

Revenues:
United States	$188,436	$365,529	$339,476
Argentina	243,913	288,792	207,491
Brazil	43,564	—	—
Other international	30,340	21,627	24,000

Total revenues	$506,253	$675,948	$570,967

	As of December 31,
	2009	2008	2007

Long Lived Assets:
United States	$572,727	$573,975	$655,513
Argentina	168,681	212,456	166,972
Brazil	82,477	79,568	—
Other international	58,487	23,814	13,206

Total long lived assets	$882,372	$889,813	$835,691

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

	Oilfield	Drilling &	Rental
	Services	Completion	Services	Total

Goodwill:
Balance as of December 31, 2007	$30,493	$1,523	$106,382	$138,398
Goodwill acquired during period	3,000	18,500	—	21,500
Asset dispositions	(851)	—	—	(851)
Impairment charges	(9,392)	—	(106,382)	(115,774)

Balance as of December 31, 2008	23,250	20,023	—	43,273
Purchase price and other adjustments	—	(2,634)	—	(2,634)

Balance as of December 31, 2009	$23,250	$17,389	$—	$40,639

NOTE 16 —	SUPPLEMENTAL CASH FLOWS INFORMATION (in thousands)

	Years Ended December 31,
	2009	2008	2007

Interest paid	$49,605	$46,541	$40,363

Income taxes paid	$6,242	$20,670	$17,272

Other non-cash investing and financing transactions:
Insurance premiums financed	$3,204	$2,995	$4,434
Assets transferred as investment in joint venture	1,639	—	—
Preferred stock dividend	637	—	—
Tax benefit on stock plans	2,335	—	—
Non-cash investing and financing transactions in connection with acquisitions:
Fair value of Property and equipment	$—	$—	$4,345
Fair value of goodwill and other intangibles	(1,343)	3,000	350

	$(1,343)	$3,000	$4,695

Seller financed note	$—	$—	$1,600
Deferred tax liability	—	—	3,095
Accrued expenses	(1,343)	3,000	—

	$(1,343)	$3,000	$4,695

Non-cash investing and financing transactions in connection with asset disposition:
Value of goodwill and other intangibles disposed	$—	$2,246	$—
Value of inventory financed	—	509	—
Value of property and equipment disposed	—	337	—
Accrued expenses	—	10	—

Fair value of note receivable	$—	$3,102	$—

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 17 —	LEGAL MATTERS

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

NOTE 18 —	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year 2009
Revenues	$145,103	$112,505	$120,016	$128,629
Operating income (loss)	7,771	(12,543)	(3,070)	(705)
Net loss attributed to common stockholders	$(2,605)	$(125)	$(10,280)	$(9,482)

Income (loss) per common share:
Basic	$(0.07)	$0.00	$(0.14)	$(0.13)

Diluted	$(0.07)	$0.00	$(0.14)	$(0.13)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year 2008
Revenues	$153,182	$163,135	$178,265	$181,366
Operating income (loss)	23,582	27,668	29,033	(93,803)
Net income (loss)	$8,050	$10,558	$12,312	$(70,384)

Income (loss) per common share:
Basic	$0.23	$0.30	$0.35	$(2.00)

Diluted	$0.23	$0.30	$0.35	$(2.00)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2009. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 were effective at reaching a reasonable level of assurance of achieving the desired objective.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that assessment, concluded that, as of December 31, 2009, our internal controls over financial reporting are effective based on these criteria.

Management Report on Internal Control Over Financial Reporting.

Our Management Report on Internal Controls Over Financial Reporting can be found in Item 8 of this report. UHY LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2009, which can be found in Item 8 of this report.

(c) Change in Internal Control Over Financial Reporting.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On November 6, 2009, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following matters:

1. The election of nine directors to serve a one-year term expiring at the 2010 annual meeting of stockholders.

2. The approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 100 million to 200 million.

3. The approval of the Second Amended and Restated 2006 Incentive Plan.

4. The ratification of the appointment of UHY LLP as our independent auditor for the fiscal year ending December 31, 2009.

The nine nominees to our Board of Directors were elected at the meeting, and the other proposals received the affirmative vote required for approval. The following table sets forth the results of the voting with respect to each such matter:

			Against or
		For	Withheld	Abstentions	Broker Non-Vote

1.	Election of Directors
	Saad Bargach	67,260,499	6,623,976	—	—
	Alejandro P. Bulgheroni	72,420,667	1,463,808	—	—
	Giovanni Dell’Orto	72,247,860	1,636,615	—	—
	Victor F. Germack	65,840,516	8,043,959	—	—
	James M. Hennessy	72,650,559	1,233,916	—	—
	Munawar H. Hidayatallah	72,731,336	1,153,139	—	—
	Robert E. Nederlander	70,593,523	3,290,952	—	—
	John T. Reynolds	70,505,725	3,378,750	—	—
	Zane Tankel	65,892,555	7,991,920	—	—
2.	Approve amendment to our Amended and Restated Certificate of Incorporation	69,218,356	4,588,897	77,220	—
3.	Approve Second Amended and Restated 2006 Incentive Plan	43,648,673	11,700,743	706,256	17,828,804
4.	Ratification of UHY LLP as our independent accountants	72,598,329	1,025,715	260,426	—

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instructions G(3), information on directors and executive officers of Allis-Chalmers will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Definitive Proxy Statement for the 2010 annual meeting of stockholders filed within 120 days of the end of our fiscal year ending December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instructions G(3), information on executive compensation will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Definitive Proxy Statement for the 2010 annual meeting of stockholders filed within 120 days of the end of our fiscal year ending December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Definitive Proxy Statement for the 2010 annual meeting of stockholders filed within 120 days of the end of our fiscal year ending December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3), information on security ownership of certain beneficial owners and management will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Definitive Proxy Statement for the 2010 annual meeting of stockholders filed within 120 days of the end of our fiscal year ending December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G(3), information on principal accountant fees and services will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Definitive Proxy Statement for the 2010 annual meeting of stockholders filed within 120 days of the end of our fiscal year ending December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:  The following financial statements for Allis-Chalmers Energy Inc. and Subsidiaries are included in Item 8. “Financial Statements and Supplementary Data”

Consolidated Balance Sheets as of December 31, 2009 and 2008.
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this annual report on Form 10-K.

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts
Allis-Chalmers Energy Inc.
Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expense	Account	Deductions	Period
	(In thousands)

Year Ended December 31, 2009:
Allowance for doubtful accounts	$4,205	$2,835	$—	$(2,117)	$4,923
Deferred tax assets valuation allowance	13,265	2,076	(1,342)	—	13,999
Year Ended December 31, 2008:
Allowance for doubtful accounts	1,924	3,283	—	(1,002)	4,205
Deferred tax assets valuation allowance	—	—	13,265	—	13,265
Year Ended December 31, 2007:
Allowance for doubtful accounts	826	1,309	—	(211)	1,924
Deferred tax assets valuation allowance	—	—	—	—	—

The deferred tax asset valuation allowance established in the year ended December 31, 2008 was an acquisition related allowance. At the time of the acquisition of BCH, we had no expectation to utilize their net operating loss carryforwards or foreign tax credit carryfowards. Subsequent to 2008, we determined that we would utilize $1.3 million of the deferred tax assets related to the acquisition of BCH.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2010.

ALLIS-CHALMERS ENERGY INC.

/s/  MUNAWAR H. HIDAYATALLAH
Munawar H. Hidayatallah
Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ MUNAWAR H. HIDAYATALLAH Munawar H. Hidayatallah	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2010

/s/ VICTOR M. PEREZ Victor M. Perez	Chief Financial Officer (Principal Financial Officer)	March 9, 2010

/s/ BRUCE SAUERS Bruce Sauers	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2010

/s/ SAAD BARGACH Saad Bargach	Director	March 9, 2010

/s/ ALEJANDRO P. BULGHERONI Alejandro P. Bulgheroni	Director	March 9, 2010

/s/ GIOVANNI DELL’ORTO Giovanni Dell’orto	Director	March 9, 2010

/s/ VICTOR F. GERMACK Victor F. Germack	Director	March 9, 2010

/s/ JAMES M. HENNESSY James M. Hennessy	Director	March 9, 2010

/s/ ROBERT E. NEDERLANDER Robert E. Nederlander	Director	March 9, 2010

/s/ JOHN T. REYNOLDS John T. Reynolds	Director	March 9, 2010

/s/ ZANE TANKEL Zane Tankel	Director	March 9, 2010

EXHIBIT INDEX

Exhibit	Description

2.1	First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated September 14, 1988, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to Registrant’s Current Report on Form 8-K dated December 1, 1988).
2.2	Reorganization Trust Agreement dated September 14, 1988 by and between Registrant and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).
2.3	Agreement and Plan of Merger dated as of May 9, 2001 by and among Registrant, Allis-Chalmers Acquisition Corp. and Oil Quip Rentals, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2001).
2.4	Stock Purchase Agreement dated February 1, 2002 by and between Registrant and Jens H. Mortensen, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).
2.5	Stock Purchase Agreement dated February 1, 2002 by and among Registrant, Energy Spectrum Partners LP, and Strata Directional Technology, Inc. (incorporated by reference to Exhibit 2.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
2.6	Stock Purchase Agreement dated August 10, 2004 by and among Allis-Chalmers Corporation and the investors named thereto (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).
2.7	Amendment to Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).
2.8	Addendum to Stock Purchase Agreement dated September 24, 2004 (incorporated by reference to Exhibit 10.55 to Registrant’s Current Report on Form 8-K filed on September 30, 2004).
2.9	Asset Purchase Agreement dated November 10, 2004 by and among AirComp LLC, a Delaware limited liability company, Diamond Air Drilling Services, Inc., a Texas corporation, and Marquis Bit Co., L.L.C., a New Mexico limited liability company, Greg Hawley and Tammy Hawley, residents of Texas and Clay Wilson and Linda Wilson, residents of New Mexico (incorporated by reference to Exhibit 10.61 to the Registrant’s Current Report on Form 8-K filed on November 16, 2004).
2.10	Purchase Agreement and related Agreements by and among Allis-Chalmers Corporation, Chevron USA, Inc., Dale Redman and others dated December 10, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004).
2.11	Stock Purchase Agreement dated April 1, 2005, by and among Allis-Chalmers Energy Inc., Thomas Whittington, Sr., Werlyn R. Bourgeois and SAM and D, LLC. (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005).
2.12	Stock Purchase Agreement effective May 1, 2005, by and among Allis-Chalmers Energy Inc., Wesley J. Mahone, Mike T. Wilhite, Andrew D. Mills and Tim Williams (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on May 6, 2005).
2.13	Purchase Agreement dated July 11, 2005 among Allis-Chalmers Energy Inc., Mountain Compressed Air, Inc. and M-I, L.L.C. (incorporated by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).
2.14	Asset Purchase Agreement dated July 11, 2005 between AirComp LLC, W.T. Enterprises, Inc. and William M. Watts (incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).
2.15	Asset Purchase Agreement by and between Patterson Services, Inc. and Allis-Chalmers Tubular Services, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005).
2.16	Stock Purchase Agreement dated as of December 20, 2005 between the Registrant and Joe Van Matre (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit		Description

2.17		Stock Purchase Agreement, dated as of April 27, 2006, by and among Bridas International Holdings Ltd., Bridas Central Company Ltd., Associated Petroleum Investors Limited, and the Registrant. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)
2.18		Stock Purchase Agreement, dated as of October 17, 2006, by and between Allis-Chalmers Production Services, Inc. and Randolph J. Hebert (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006).
2.19		Asset Purchase Agreement, dated as of October 25, 2006, by and between Allis-Chalmers Energy Inc. and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006).
2.20		Agreement and Plan of Merger by and among the Registrant, Bronco Drilling Company, Inc. and Elway Merger Sub, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2008).
2.21		First Amendment, dated as of June 1, 2008, to the Agreement and Plan of Merger, by and among Allis-Chalmers Energy Inc., Elway Merger Sub, Inc. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2008).
2.22		Stock Purchase Agreement, dated December 19, 2008, by and between the Registrant and BrazAlta Resources Corp. (incorporated by reference to Exhibit 2.22 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2009).
3.1		Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.2		Certificate of Designation, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock ($.01 Par Value) of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).
3.3		Second Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1. to the Registrant’s Current Report of Form 8-K filed April 3, 2008).
3.4		Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2004 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.5		Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 5, 2005 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed January 11, 2005).
3.6		Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2005 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).
3	.7†	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 9, 2009.
3.8		Certificate of Designations of 7% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2009).
4.1		Specimen Stock Certificate of Common Stock of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
4.2		Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.3		Registration Rights Agreement dated as of January 29, 2007 by and among Allis-Chalmers Energy Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).
4.4		Registration Rights Agreement dated as of January 18, 2006 by and among Allis-Chalmers Energy Inc., the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

Exhibit		Description

4.5		Registration Rights Agreement dated as of August 14, 2006 by and among the Registrant, the guarantors listed on Schedule A thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).
4.6		Indenture dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).
4.7		First Supplemental Indenture dated as of August 11, 2006 by and among Allis-Chalmers GP, LLC, Allis-Chalmers LP, LLC, Allis-Chalmers Management, LP, Rogers Oil Tool Services, Inc., the Registrant, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).
4.8		Second Supplemental Indenture dated as of January 23, 2007 by and among Petro-Rentals, Incorporated, the Registrant, the other Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2007).
4.9		Indenture, dated as of January 29, 2007, by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).
4.10		Form of 9.0% Senior Note due 2014 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).
4.11		Form of 8.5% Senior Note due 2017 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).
4.12		Investment Agreement, dated May 20, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to Allis-Chalmers Energy Inc.’s Current Report on Form 8-K filed on May 27, 2009).
4.13		First Amendment to Investment Agreement, dated June 25, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to Allis-Chalmers Energy Inc.’s Current Report on Form 8-K filed on July 1, 2009).
4.14		Second Amendment to Investment Agreement, dated September 1, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to Allis-Chalmers Energy Inc.’s Current Report on Form 8-K filed on September 2, 2009).
4.15		Third Amendment to Investment Agreement, dated September 1, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to Allis-Chalmers Energy Inc.’s Current Report on Form 8-K filed on January 5, 2010).
4.16		Registration Rights Agreement, dated June 26, 2009, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.2 to Allis-Chalmers Energy Inc.’s Current Report on Form 8-K filed on July 1, 2009).
10.1		Amended and Restated Retiree Health Trust Agreement dated September 14, 1988 by and between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).
10.2		Amended and Restated Retiree Health Trust Agreement dated September 18, 1988 by and between Registrant and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).
10.3		Product Liability Trust Agreement dated September 14, 1988 by and between Registrant and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).
10	.4*	Allis-Chalmers Savings Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

Exhibit		Description

10	.5*	Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).
10.6		Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7		Letter Agreement dated May 9, 2001 by and between Registrant and the Pension Benefit Guarantee Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2001).
10.8		Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation and others (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2001).
10	.9*	Executive Employment Agreement, dated April 1, 2007, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007).
10	.10*	Amendment to Executive Employment Agreement, dated as of December 31, 2008, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).
10	.11*	Amended and Restated Employment Agreement, dated August 5, 2009, between Allis-Chalmers Energy Inc. and Victor M. Perez. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2009).
10	.12*	Executive Employment Agreement, effective July 1, 2007, by and between the Registrant and Terrence P. Keane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2007).
10	.13*	Amendment to Employment Agreement among the Registrant, AirComp LLC and Terrence P. Keane, effective April 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2008).
10	.14*	Second Amendment to Executive Employment Agreement, dated December 31, 2008, by and between the Registrant and Terrence P. Keane (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2009).
10	.15*	Executive Employment Agreement, dated December 3, 2007, by and between the Registrant and Theodore F. Pound III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007).
10	.16*	Executive Employment Agreement, effective July 1, 2007, by and between Strata Directional Technology LLC and David K. Bryan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2009).
10	.17*	Amendment to Executive Employment Agreement, dated December 31, 2008, by and between Strata Directional Technology LLC and David K. Bryan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2009).
10	.18*	Executive Employment Agreement, effective January 1, 2008, by and between the Registrant and Mark C. Patterson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2008).
10.19		Strategic Agreement dated July 1, 2003 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).
10.20		Amendment No. 1 dated May 18, 2005 to Strategic Agreement between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).
10.21		Amendment No. 2 dated January 1, 2006 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

Exhibit		Description

10.22		Investor Rights Agreement, dated December 18, 2006, by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2006).
10.23		First Amendment to Investor Rights Agreement, by and among Allis-Chalmers Energy Inc. and the holders named thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008).
10.24		Investors Rights Agreement dated as of August 18, 2006 by and among the Registrant and the investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).
10	.25*	2003 Incentive Stock Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).
10	.26*	Form of Option Certificate issued pursuant to 2003 Incentive Stock Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10	.27*	Second Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2009).
10	.28*	Form of Employee Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).
10	.29*	Form of Employee Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).
10	.30*	Form of Employee Incentive Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).
10	.31*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).
10	.32*	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).
10	.33*	Form of Performance Award Agreement, as amended and restated effective March 3, 2010, pursuant to the Registrants’ 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2010).
10.34		Second Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-Q filed on May 10, 2007).
10.35		First Amendment to Second Amended and Restated Credit Agreement, dated as of December 3, 2007, by and among the Registrant, the guarantors named thereto, Royal Bank of Canada and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007).
10.36		Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 29, 2008, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).
10.37		Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009).

Exhibit		Description

10.38		Fourth Amendment to Second Amended and Restated Credit Agreement, dated May 20, 2009, by and among Allis-Chalmers Energy Inc., the subsidiary guarantors party thereto, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).
10.39		Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2009).
10.40		Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of February 25, 2010, by and among the Company, as borrower, certain subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).
10.41		Master Loan and Security Agreement, dated as of January 23, 2009, by and among Allis-Chalmers Drilling LLC, as borrower, Allis-Chalmers Energy Inc., as guarantor, and Caterpillar Financial Services Corporation, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).
10.42		Amended and Restated Guaranty, dated April 26, 2007, by each of the guarantors named thereto in favor of Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10.43		Amended and Restated Pledge and Security Agreement, dated April 26, 2007, by the Registrant in favor of Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
10.44		Credit Agreement, dated January 31, 2008, among the Registrant, as lender, BCH Ltd., as borrower, and BCH Energy do Brasil Servicos de Petroleo Ltda. as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2008).
10.45		Option to Purchase and Governance Agreement, dated January 31, 2008, among the Registrant, BrazAlta Resources Corp. and BCH Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2008).
10.46		Subordination Agreement, dated January 31, 2008, among the Registrant, Standard Bank PLC, BCH Ltd., BCH Energy do Brasil Servicos de Petroleo Ltda. and BrazAlta Resources Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 6, 2008).
10.47		Form of Convertible Subordinated Secured Debenture (incorporated by reference to Schedule E to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2008).
10.48		Mutual Termination and Release Agreement, dated August 8, 2008, by and among Allis-Chalmers Energy Inc., Bronco Drilling Company, Inc. and Elway Merger Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2008).
10.49		Amended and Restated Performance award Agreement, dated March 11, 2009, between Allis-Chalmers Energy Inc. and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009).
10.50		Amended and Restated Performance Award Agreement, dated August 5, 2009, between Allis-Chalmers Energy Inc. and Victor M. Perez (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2009).
10.51		Letter agreements dated March 9, 2009, by each of Munawar H. Hidayatallah, Victor M. Perez, Theodore F. Pound III, David Bryan, Terrence P. Keane and Mark Patterson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009).
21	.1†	Subsidiaries of Registrant.
23	.1 †	Consent of UHY LLP.
31	.1 †	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit		Description

31	.2 †	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1 †	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement

†	Filed herewith.