Form 10-Q
period 2010-03-31
Allis Chalmers Energy Inc.
filed 2010-05-07
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR

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
At May 3, 2010 there were 72,429,916 shares of common stock, par value $0.01 per share, outstanding.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$23,745	$41,072
Trade receivables, net	114,072	105,059
Inventories	34,609	34,528
Deferred income tax asset	3,605	3,790
Prepaid expenses and other	11,969	13,799

Total current assets	188,000	198,248

Property and equipment, net	736,622	746,478
Goodwill	40,639	40,639
Other intangible assets, net	31,493	32,649
Debt issuance costs, net	9,183	9,545
Deferred income tax asset	28,441	22,047
Other assets	33,086	31,014

Total assets	$1,067,464	$1,080,620

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$16,279	$17,027
Trade accounts payable	43,551	34,839
Accrued salaries, benefits and payroll taxes	21,684	22,854
Accrued interest	6,382	15,821
Accrued expenses	20,834	21,918

Total current liabilities	108,730	112,459

Long-term debt, net of current maturities	474,753	475,206
Deferred income tax liability	8,220	8,166
Other long-term liabilities	906	1,142

Total liabilities	592,609	596,973

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, 36,393 shares issued and outstanding at March 31, 2010 and December 31, 2009)	34,183	34,183
Common stock, $0.01 par value (200,000,000 shares authorized; 72,149,083 issued and outstanding at March 31, 2010 and 71,378,529 issued and outstanding at December 31, 2009)	721	714
Capital in excess of par value	424,192	422,823
Retained earnings	15,759	25,927

Total stockholders’ equity	474,855	483,647

Total liabilities and stockholders’ equity	$1,067,464	$1,080,620

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues	$140,370	$145,103
Operating costs and expenses:
Direct costs	107,715	103,134
Depreciation	20,188	19,371
Selling, general and administrative	12,063	13,640
Amortization	1,156	1,187

Total operating costs and expenses	141,122	137,332

Income (loss) from operations	(752)	7,771

Other income (expense):
Interest expense	(10,956)	(13,507)
Interest income	155	5
Other	(1,515)	217

Total other expense	(12,316)	(13,285)

Loss before income taxes	(13,068)	(5,514)

Income tax benefit	3,537	2,909

Net loss	(9,531)	(2,605)

Preferred stock dividend	(637)	—

Net loss attributed to common stockholders	$(10,168)	$(2,605)

Net loss per common share:
Basic	$(0.14)	$(0.07)
Diluted	$(0.14)	$(0.07)

Weighted average shares outstanding:
Basic	71,028	35,206
Diluted	71,028	35,206
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(9,531)	$(2,605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,344	20,558
Amortization and write-off of deferred financing fees	551	555
Stock-based compensation	1,380	1,080
Allowance for bad debts	—	385
Deferred income taxes	(6,155)	(4,374)
Gain on sale of property and equipment	(41)	(357)
Loss on investment	1,466	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivable	(9,013)	24,938
Decrease (increase) in inventories	(81)	1,763
Decrease in prepaid expenses and other current assets	2,471	1,616
Decrease in other assets	464	657
Increase (decrease) in trade accounts payable	8,712	(16,037)
(Decrease) in accrued interest	(9,439)	(11,148)
(Decrease) in accrued expenses	(1,088)	(1,240)
(Decrease) in accrued salaries, benefits and payroll taxes	(1,170)	(323)
(Decrease) in other long-term liabilities	(236)	(355)

Net Cash (Used In) Provided By Operating Activities	(366)	15,113

Cash Flows from Investing Activities:
Deposits on asset commitments	(4,612)	(248)
Proceeds from sale of property and equipment	1,436	1,825
Purchase of property and equipment	(11,758)	(13,958)

Net Cash Used In Investing Activities	(14,934)	(12,381)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4,000	—
Net borrowings under line of credit	—	6,000
Payments on long-term debt	(5,201)	(4,647)
Payment of preferred stock dividend	(637)	—
Debt issuance costs	(189)	(91)

Net Cash (Used In) Provided By Financing Activities	(2,027)	1,262

Net change in cash and cash equivalents	(17,327)	3,994
Cash and cash equivalents at beginning of year	41,072	6,866

Cash and cash equivalents at end of period	$23,745	$10,860

Supplemental information:
Interest paid	$20,078	$23,867
Income taxes paid	$1,588	$2,589
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, Arkansas, Pennsylvania, Oklahoma, New Mexico, offshore in the Gulf of Mexico, and internationally, primarily in Argentina, Brazil, Bolivia and Mexico. We operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion; and Rental Services.
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service and rates per day for equipment and tools that we rent to our customers. The price we charge for our services depends upon several factors, including the level of oil and natural gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment and general reputation and experience of our personnel. Our principal operating costs are direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, equipment rentals, fuel, depreciation and general and administrative expenses.
Basis of Presentation
Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, stock-based compensation, income taxes and valuation allowances. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.
Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at March 31, 2010. Our senior notes, in the approximate aggregate amount of $430.2 million, trade “over the counter” in limited amounts and on an infrequent basis. Based on those trades we estimate the fair value of our senior notes to be approximately $400.9 million at March 31, 2010. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. We adopted the guidance effective January 1, 2010, which did not have a material effect on our financial statements.
In January 2010, the FASB issued authoritative guidance that changes the disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. We adopted the guidance in the first quarter 2010, which did not have an impact on our financial position, results of operations or cash flows.
In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.
NOTE 2 — STOCK-BASED COMPENSATION
We recognize all share-based payments to employees and directors in the financial statements based on their grant-date fair values. We utilize the Black-Scholes model to determine fair value, which incorporates assumptions to value stock-based awards. The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future. The expected volatility is based on historical volatility of our common stock. The risk-free interest rate is the related United States Treasury yield curve for periods within the expected term of the option at the time of grant. We estimate forfeiture rates based on our historical experience.
The following summarizes the Black-Scholes model assumptions used for the options granted in the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Expected dividend yield	—	—
Expected price volatility	89.90%	77.32%
Risk free interest rate	1.40%	1.37%
Expected life of options	5 years	5 years
Weighted average fair value of options granted at market value	$2.63	$0.77
Our net loss for the three months ended March 31, 2010 and 2009 includes approximately $1.4 million and $1.1 million, respectively of compensation costs related to share-based payments. As of March 31, 2010 there was $2.7 million of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $665,000 to be recognized over the remainder of 2010 and approximately $499,000, $476,000, $471,000, $471,000 and $120,000 to be recognized during the years ended 2011 through 2015, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — STOCK-BASED COMPENSATION (Continued)
A summary of our stock option activity and related information is as follows:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Contractual	Intrinsic Value
	Option	Price	Life (Years)	(millions)
Balance at December 31, 2009	701,732	$6.31
Granted	1,001,003	3.77
Canceled	(4,000)	13.75
Exercised	—

Outstanding at March 31, 2010	1,698,735	4.80	8.28	$0.29

Exercisable at March 31, 2010	597,732	$7.11	5.40	$0.06

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.
Restricted stock awards, or RSAs, activity during the three months ended March 31, 2010 were as follows:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value Per Share
Nonvested at December 31, 2009	837,626	$15.63
Granted	1,900,500	3.76
Vested	(12,820)	10.02
Forfeited	—	—

Nonvested at March 31, 2010	2,725,306	$7.38

We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. During the three months ended March 31, 2010, we granted 1,129,000 performance based RSAs to executive officers and key employees that vest upon meeting certain financial performance conditions over the next five years. In connection with performance-based RSAs, compensation cost is based on estimated number of shares expected to be issued. As of March 31, 2010, there was $9.1 million of total unrecognized compensation cost related to nonvested RSAs. We expect approximately $3.5 million to be recognized over the remainder of 2010 and approximately $2.2 million, $1.2 million, $1.1 million, $1.0 million and $79,000 to be recognized during the years ended 2011 through 2015, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — LOSS PER COMMON SHARE
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
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss	$(9,531)	$(2,605)
Preferred stock dividend	(637)	—

Net loss attributed to common stockholders	$(10,168)	$(2,605)

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	71,028	35,206

Effect of potentially dilutive common shares:
Convertible preferred stock and stock-based compensation shares	—	—

Weighted average common shares outstanding and assumed conversions	71,028	35,206

Net loss per common share
Basic	$(0.14)	$(0.07)

Diluted	$(0.14)	$(0.07)

Potentially dilutive securities excluded as anti-dilutive	15,248	1,537

Convertible preferred stock and stock-based compensation shares of approximately 15.0 million shares and 70,000 shares were excluded in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, as the effect would have been anti-dilutive due to the net loss for the periods.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized. Goodwill and indefinite-lived intangible assets listed on the balance sheet totaled $40.6 million at March 31, 2010 and December 31, 2009.
Definite-lived intangible assets that continue to be amortized relate to our purchase of customer-related and marketing-related intangibles. These intangibles have useful lives ranging from three to twenty years. Amortization of intangible assets for the three months ended March 31, 2010 and March 31, 2009 were $1.2 million in each period. At March 31, 2010, intangible assets totaled $31.5 million, net of $14.7 million of accumulated amortization.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Manufactured
Finished goods	$3,164	$2,983
Work in process	1,872	2,299
Raw materials	693	884

Total manufactured	5,729	6,166
Rig parts and related inventory	12,141	10,654
Shop supplies and related inventory	7,483	7,762
Chemicals and drilling fluids	4,173	4,381
Rental supplies	1,990	2,134
Hammers	2,275	2,257
Coiled tubing and related inventory	583	939
Drive pipe	235	235

Total inventories	$34,609	$34,528

NOTE 6 — DEBT
Our long-term debt consisted of the following: (in thousands)

	March 31,	December 31,
	2010	2009
Senior notes	$430,238	$430,238
Revolving line of credit	—	—
Bank term loans	60,374	60,744
Insurance premium financing	250	997
Capital lease obligations	170	254

Total debt	491,032	492,233
Less: current maturities	16,279	17,027

Long-term debt obligations	$474,753	$475,206

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — DEBT (Continued)
We have a $90.0 million revolving line of credit with a final maturity date of April 26, 2012 which contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9, 2009, we amended our revolving credit agreement to modify the leverage and interest coverage ratio covenants. Effective December 31, 2009, we amended the leverage and interest coverage ratio covenants of the revolving credit agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the U.S. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, we had no borrowings outstanding under the facility except $4.2 million in outstanding letters of credit. The credit agreement loan rates are based on prime or LIBOR plus a margin.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 1.9% and 2.1% as of March 31, 2010 and December 31, 2009, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of March 31, 2010 and December 31, 2009 was $0.7 million and $1.1 million, respectively.
On February 15, 2008, through our DLS subsidiary, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% and 4.4% at March 31, 2010 and December 31, 2009, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of March 31, 2010 and December 31, 2009 was $18.4 million and $20.1 million, respectively.
As part of our acquisition of BCH Ltd, or BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009. The credit facility loan is denominated in U.S. dollars and interest rates are based on LIBOR plus a margin. At March 31, 2010 and December 31, 2009, the outstanding amount of the loan was $14.7 million and $16.2 million, respectively and the interest rate was 3.5%.
On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At March 31, 2010 and December 31, 2009, the outstanding amount of the loan was $22.6 million and $23.4 million, respectively.
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 with interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured.
Notes payable
In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed average weighted interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $250,000 and $997,000 at March 31, 2010 and December 31, 2009, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — DEBT (Continued)
Other debt
As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $170,000 and $254,000 at March 31, 2010 and December 31, 2009, respectively.
NOTE 7 — STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2010, we had restricted stock award grants which resulted in the issuance of 770,554 shares of our common stock. We recognized approximately $1.4 million of compensation expense related to share-based payments in the first three months of 2010 that was recorded as capital in excess of par value (see Note 2).
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2010 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$16,018	$7,727	$—	$23,745
Trade receivables, net	—	45,612	70,562	(2,102)	114,072
Inventories	—	16,183	18,426	—	34,609
Intercompany receivables	—	105,540	2,287	(107,827)	—
Note receivable from affiliate	31,313	—	—	(31,313)	—
Prepaid expenses and other	891	5,853	8,830	—	15,574

Total current assets	32,204	189,206	107,832	(141,242)	188,000
Property and equipment, net	—	481,788	254,834	—	736,622
Goodwill	—	23,250	17,389	—	40,639
Other intangible assets, net	448	24,278	6,767	—	31,493
Debt issuance costs, net	9,052	131	—	—	9,183
Note receivable from affiliates	3,008	—	—	(3,008)	—
Investments in affiliates	944,249	—	—	(944,249)	—
Other assets	30,658	27,348	3,521	—	61,527

Total assets	$1,019,619	$746,001	$390,343	$(1,088,499)	$1,067,464

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$3,775	$12,504	$—	$16,279
Trade accounts payable	—	17,479	28,174	(2,102)	43,551
Accrued salaries, benefits and payroll taxes	—	2,675	19,009	—	21,684
Accrued interest	5,954	220	208	—	6,382
Accrued expenses	745	9,398	10,691	—	20,834
Intercompany payables	107,827	—	—	(107,827)	—
Note payable to affiliate	—	—	31,313	(31,313)	—

Total current liabilities	114,526	33,547	101,899	(141,242)	108,730
Long-term debt, net of current maturities	430,238	19,030	25,485	—	474,753
Note payable to affiliate	—	—	3,008	(3,008)	—
Deferred income taxes	—	—	8,220	—	8,220
Other long-term liabilities	—	—	906	—	906

Total liabilities	544,764	52,577	139,518	(144,250)	592,609

Commitments and Contingencies

Stockholders’ Equity
Preferred stock	34,183	—	—	—	34,183
Common stock	721	3,526	42,963	(46,489)	721
Capital in excess of par value	424,192	570,512	137,439	(707,951)	424,192
Retained earnings	15,759	119,386	70,423	(189,809)	15,759

Total stockholders’ equity	474,855	693,424	250,825	(944,249)	474,855

Total liabilities and stockholders equity	$1,019,619	$746,001	$390,343	$(1,088,499)	$1,067,464

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$51,882	$89,363	$(875)	$140,370

Operating costs and expenses
Direct costs	—	35,076	73,514	(875)	107,715
Depreciation & amortization	—	14,118	6,070	—	20,188
Selling, general and administrative	1,167	7,200	3,696	—	12,063
Amortization	12	957	187	—	1,156

Total operating costs and expenses	1,179	57,351	83,467	(875)	141,122

Income (loss) from operations	(1,179)	(5,469)	5,896	—	(752)

Other income (expense):
Equity earnings in affiliates, net of tax	1,871	—	—	(1,871)	—
Interest, net	(10,237)	73	(637)	—	(10,801)
Other	14	(1,524)	(5)	—	(1,515)

Total other expense	(8,352)	(1,451)	(642)	(1,871)	(12,316)

Net income (loss)before income taxes	(9,531)	(6,920)	5,254	(1,871)	(13,068)

Provision for income taxes	—	6,104	(2,567)	—	3,537

Net income (loss)	(9,531)	(816)	2,687	(1,871)	(9,531)

Preferred stock dividend	(637)	—	—	—	(637)

Net income (loss) attributed to common stockholders	$(10,168)	$(816)	$2,687	$(1,871)	$(10,168)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2010 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(9,531)	$(816)	$2,687	$(1,871)	$(9,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12	15,075	6,257	—	21,344
Amortization and write-off of deferred financing fees	545	6	—	—	551
Stock based compensation	1,380	—	—	—	1,380
Equity earnings in affiliates	(1,871)	—	—	1,871	—
Deferred income taxes	(6,292)	—	137	—	(6,155)
Loss (gain) on sale of equipment	—	138	(179)	—	(41)
Loss on investment	—	1,466	—	—	1,466
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in trade receivables	—	2,587	(11,600)	—	(9,013)
(Increase) decrease in inventories	—	88	(169)	—	(81)
Decrease in prepaid expenses and other current assets	—	1,614	857	—	2,471
Decrease in other assets	—	85	379	—	464
Increase in trade accounts payable	—	4,443	4,269	—	8,712
(Decrease) in accrued interest	(9,418)	(8)	(13)	—	(9,439)
(Decrease) increase in accrued expenses	(11)	(2,210)	1,133	—	(1,088)
(Decrease) in accrued salaries, benefits and payroll taxes	—	(87)	(1,083)	—	(1,170)
(Decrease) in other long- term liabilities	—	—	(236)	—	(236)

Net Cash Provided By (Used In) Operating Activities	(25,186)	22,381	2,439	—	(366)

Cash Flows from Investing Activities:
Notes receivable from affiliates	(342)	—	—	342	—
Deposits on asset commitments	—	(4,500)	(112)	—	(4,612)
Proceeds from sale of property and equipment	—	1,238	198	—	1,436
Purchase of property and equipment	—	(7,360)	(4,398)	—	(11,758)

Net Cash Used in Investing Activities	(342)	(10,622)	(4,312)	342	(14,934)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2010 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(26,019)	(335)	26,354	—
Accounts payable to affiliates	26,354	—	—	(26,354)	—
Note payable to affiliate	—	—	342	(342)	—
Proceeds from long-term debt	—	—	4,000	—	4,000
Payments on long-term debt	—	(1,580)	(3,621)	—	(5,201)
Payment of preferred stock dividend	(637)	—	—	—	(637)
Debt issuance costs	(189)	—	—	—	(189)

Net Cash Provided By (Used In) Financing Activities	25,528	(27,599)	386	(342)	(2,027)

Net change in cash and cash equivalents	—	(15,840)	(1,487)	—	(17,327)
Cash and cash equivalents at beginning of year	—	31,858	9,214	—	41,072

Cash and cash equivalents at end of period	$—	$16,018	$7,727	$—	$23,745

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2009 (unaudited)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$65,967	$79,789	$(653)	$145,103

Operating costs and expenses
Direct costs	—	41,295	62,492	(653)	103,134
Depreciation	—	14,309	5,062	—	19,371
Selling, general and administrative	942	9,168	3,530	—	13,640
Amortization	12	980	195	—	1,187

Total operating costs and expenses	954	65,752	71,279	(653)	137,332

Income (loss) from operations	(954)	215	8,510	—	7,771

Other income (expense):
Equity earnings in affiliates, net of tax	10,612	—	—	(10,612)	—
Interest, net	(12,284)	(8)	(1,210)	—	(13,502)
Other	21	(31)	227	—	217

Total other expense	(1,651)	(39)	(983)	(10,612)	(13,285)

Net income (loss)before income taxes	(2,605)	176	7,527	(10,612)	(5,514)

Provision for income taxes	—	4,304	(1,395)	—	2,909

Net income (loss)	$(2,605)	$4,480	$6,132	$(10,612)	$(2,605)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2009 (unaudited)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(2,605)	$4,480	$6,132	$(10,612)	$(2,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12	15,289	5,257	—	20,558
Amortization and write-off of deferred financing fees	555	—	—	—	555
Stock based compensation	1,080	—	—	—	1,080
Allowance for bad debts	—	385	—	—	385
Equity earnings in affiliates	(10,612)	—	—	10,612	—
Deferred income taxes	(4,702)	1,177	(849)	—	(4,374)
(Gain) on sale of equipment	—	(343)	(14)	—	(357)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in trade receivables	—	21,930	3,008	—	24,938
(Increase) decrease in inventories	—	(308)	2,071	—	1,763
(Increase) decrease in prepaid expenses and other current assets	1,789	(278)	105	—	1,616
(Increase) decrease in other assets	(104)	233	528	—	657
(Decrease) in trade accounts payable	—	(9,023)	(7,014)	—	(16,037)
(Decrease) in accrued interest	(10,782)	—	(366)	—	(11,148)
(Decrease) increase in accrued expenses	(183)	(2,087)	1,030	—	(1,240)
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	695	(1,018)	—	(323)
(Decrease) in other long- term liabilities	—	(19)	(336)	—	(355)

Net Cash Provided By (Used In) Operating Activities	(25,552)	32,131	8,534	—	15,113

Cash Flows from Investing Activities:
Deposits on asset commitments	—	—	(248)	—	(248)
Proceeds from sale of property and equipment	—	1,810	15	—	1,825
Purchase of property and equipment	—	(9,578)	(4,380)	—	(13,958)

Net Cash Used in Investing Activities	—	(7,768)	(4,613)	—	(12,381)

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
NOTE 9- SEGMENT INFORMATION
All of our segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments, plus the corporate function, are reported below (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Revenues
Oilfield Services	$39,635	$44,450
Drilling and Completion	88,500	79,146
Rental Services	12,235	21,507

	$140,370	$145,103

Operating Income (Loss):
Oilfield Services	$(1,548)	$(1,213)
Drilling and Completion	5,462	8,509
Rental Services	(910)	3,948
General corporate	(3,756)	(3,473)

	$(752)	$7,771

Depreciation and Amortization:
Oilfield Services	$7,814	$7,315
Drilling and Completion	6,328	5,257
Rental Services	7,138	7,904
General corporate	64	82

	$21,344	$20,558

Capital Expenditures:
Oilfield Services	$4,063	$4,032
Drilling and Completion	5,741	4,639
Rental Services	1,901	5,256
General corporate	53	31

	$11,758	$13,958

Revenues:
United States	$47,128	$61,559
Argentina	72,385	63,425
Brazil	9,500	10,766
Other international	11,357	9,353

	$140,370	$145,103

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — SEGMENT INFORMATION (Continued)

	As of
	March 31,	December 31,
	2010	2009
Goodwill:
Oilfield Services	$23,250	$23,250
Drilling and Completion	17,389	17,389
Rental Services	—	—

	$40,639	$40,639

Assets:
Oilfield Services	$280,475	$255,899
Drilling and Completion	455,244	441,482
Rental Services	299,877	307,283
General corporate	31,868	75,956

	$1,067,464	$1,080,620

Long Lived Assets:
United States	$569,358	$572,727
Argentina	166,104	168,681
Brazil	82,321	82,477
Other international	61,681	58,487

	$879,464	$882,372

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
We derive operating revenues from rates per day and rates per job that we charge for the labor and equipment required to provide a service and rates per day for equipment and tools that we rent to our customers. The price we charge for our services depends upon several factors, including the level of oil and natural gas drilling activity and the competitive environment in the particular geographic regions in which we operate. Contracts are awarded based on price, quality of service and equipment, and the general reputation and experience of our personnel. The demand for our services has historically been volatile and is affected by the capital expenditures of oil and natural gas exploration and development companies, which can fluctuate based upon the prices of oil and natural gas, or the expectation for the prices of oil and natural gas.
Our operating costs do not fluctuate in direct proportion to changes in revenues. Our operating expenses consist principally of our labor costs and benefits, equipment rentals, maintenance and repairs of our equipment, depreciation, insurance and fuel. Because many of our costs are fixed, our operating income as a percentage of revenues is generally affected by our level of revenues.
Our Industry
The oilfield services industry is highly cyclical. Demand for our products and services is substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and natural gas reserves. The most critical factor in assessing the outlook for the industry is the worldwide supply and demand for oil and the domestic supply and demand for natural gas. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services are highly sensitive to current and expected oil and natural gas prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the United States and internationally.
Company Outlook
Throughout the first half of 2009, we saw a significant decline in the global economy which led to reduced activity in the energy sector. Although there have been some indicators that suggest that economic improvement is underway, there remains a general weakness in the equity and credit capital markets that continues to generate a certain degree of uncertainty regarding the overall outlook of the global economy. Economic activity, generally, and exploration and development activities, specifically, have not returned to peak 2008 levels nor levels we experienced in the first half of 2009. Certain of our businesses continue to be negatively impacted by excess equipment and service capacity. However, our total revenues have increased sequentially in each of the past three quarters and in the first quarter of 2010 we saw increases in revenues in each of our business segments.

We believe that our revenue and operating income for all of our operating segments will improve in 2010. Our Oilfield Service segment is heavily based on oil and natural gas activity in the U.S. and a good indicator of that activity is the U.S. rig count. The Baker Hughes rig count in the U.S. for the first sixteen weeks of 2010 increased to an average of 1,378 compared to an average of 1,281 for the first sixteen weeks of 2009. This favorable trend in rig count should result in improved demand and pricing for our Oilfield Services segment. Our Rental Services segment has historically been very dependent on drilling activity in the Gulf of Mexico. The Baker Hughes average rig count in the Gulf of Mexico for the first sixteen weeks of 2010 decreased to 46 rigs compared to an average of 53 rigs for the first sixteen weeks of 2009, but increased when compared to 34 rigs for the last quarter of 2009. Additionally, we have shifted our focus to serving the onshore unconventional gas markets and redeploying rental equipment to the international markets such as Brazil, Colombia, Saudi Arabia and Egypt. We believe this strategy will result in increased utilization and pricing for our Rental Services segment. We anticipate our Drilling and Completion segment will exceed 2009 results for both revenue and operating income as drilling activity in Argentina has improved with all of our available rigs in Argentina and Bolivia being utilized. Our Drilling and Completion segment currently operates in Argentina, Brazil and Bolivia. Currently, we have no firm commitments of work for four drilling rigs that are currently under construction or refurbishment, so the impact of revenue and operating income from these rigs may have a negative impact on our Drilling and Completion segment’s operating results.
We expect our general and administrative expenses in 2010 to be relatively flat as we realize a full year benefit from reductions in our administrative staff made in 2009 to reflect the decline in our activity, offset by additional administrative positions created to handled our growing international activities and costs related to the purchase of new operational and financial reporting tools to improve our operating performance. We also anticipate an increase in stock-based compensation as a result of stock awards made during the first quarter of 2010. Our net interest expense is dependent upon our level of debt and cash on hand, which are principally dependent on acquisitions we complete, our capital expenditures and our cash flows from operations. Due to the shortage of liquidity and credit in the U.S. financial markets, we may see an increase in our effective interest rate in 2010. We do not anticipate the ability to record a gain on debt extinguishment in 2010 as our senior notes are trading close to face value. We anticipate that our effective tax rate will increase in 2010 due to a projected domestic tax loss at lower tax rate than the tax rate applied to our international operations which are expected to generate taxable income.
Our operating income is principally dependent on our level of revenues and the pricing environment of our services. In addition, demand for our services is dependent upon our customers’ capital spending plans, which are largely driven by current commodity prices and their expectations of future commodity prices.
We are monitoring the recent oil spill incident in the U.S. Gulf of Mexico as we do generate a significant amount of revenues for our Rental Services segment from activities in the U.S. Gulf of Mexico. At this time, we cannot predict what, if any, actions may be taken by the U.S. or state governments or our customers or other industry participants in response to the incident or what impact any such actions may have on our operations or the operations of our customers.
We believe that 2010 will be a challenging year for our operations although increased oil and natural gas prices and the resulting increased rig count should increase the utilization and pricing for our equipment and services. We believe our cost cuts in 2009, our strategy of international growth and our commitment to offer new equipment and technology to our customers and our focus on the U.S. land shale plays, will improve our operating results in 2010.
Comparison of Three Months Ended March 31, 2010 and 2009
Our revenues for the three months ended March 31, 2010 were $140.4 million, a decrease of 3.3% compared to $145.1 million for the three months ended March 31, 2009. The decrease in revenues is due to the decrease in revenues in our Oilfield Services and our Rental Services segments, offset in part by an increase in revenues in our Drilling and Completion segment. The increase in revenues in our Drilling and Completion segment was due to increased rig rates in Argentina and Bolivia. The Drilling and Completion segment generated $88.5 million in revenues for the three months ended March 31, 2010 compared to $79.1 million for the three months ended March 31, 2009. Our Oilfield Services segment revenues decreased to $39.6 million for the three months ended March 31, 2010 compared to $44.5 million for the three months ended March 31, 2009 due to decreased utilization and pricing compared to the three months ended March 31, 2009. Revenues for our Rental Services segment decreased to $12.2 million for the three months ended March 31, 2010 compared to $21.5 million for the three months ended March 31, 2009 due to decreased utilization and pricing compared to the three months ended March 31, 2009.

Our direct costs for the three months ended March 31, 2010 increased 4.4% to $107.7 million, or 76.7% of revenues, compared to $103.1 million, or 71.1%, of revenues for the three months ended March 31, 2009, primarily because our Drilling and Completion segment’s direct costs grew faster than its revenue. On a percentage basis, the reduction in revenues in our Oilfield Services segment correlated with the reduction in direct costs for that segment when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Oilfield Services revenues for the three months ended March 31, 2010 decreased 10.8% from revenues for the three months ended March 31, 2009, while the direct costs decreased 11.0% over that same period. Our Oilfield Services segment began to realize some price increases in the later part of the first quarter of 2010. On a percentage basis, direct costs in our Drilling and Completion segment outpaced the growth in our revenues for that segment. Drilling and Completion revenues for the three months ended March 31, 2010 increased 11.8% from revenues for the three months ended March 31, 2009, while the direct costs increased 18.1% over that same period. This unfavorable variance is primarily attributed to increased labor and other costs and currency exchange rate differences during the three months ended March 31, 2010 compared to the same period of the prior year. On a percentage basis, the reduction in revenues in our Rental Services segment outpaced the reduction in direct costs for that segment when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Rental Services revenues for the three months ended March 31, 2010 decreased 43.1% from revenues in the Rental Services segment for the three months ended March 31, 2009, while the direct costs decreased 37.7% over that same period. Our direct costs for the Rental Services segment are largely fixed because they primarily relate to yard expenses to maintain the rental inventory. In addition, pricing pressure has reduced our Rental Services revenues but had no impact on our direct costs.
Depreciation expense increased 4.2% to $20.2 million for the three months ended March 31, 2010 from $19.4 million for the three months ended March 31, 2009. The primary increase in depreciation expense is due to our capital expenditure programs for our Drilling and Completion segment. Depreciation expense as a percentage of revenues increased to 14.4% for the first quarter of 2010, compared to 13.3% for the first quarter of 2009, due to the decrease in revenues as a result of the decline in U.S. drilling activity.
Selling, general and administrative expense was $12.1 million for the three months ended March 31, 2010 compared to $13.6 million for the three months ended March 31, 2009. Selling, general and administrative expense decreased primarily due to cost reduction steps that were made in the three months ended March 31, 2009 in response to market conditions offset by an increase related to the amortization of share-based compensation arrangements. Selling, general and administrative expense includes share-based compensation expense of $1.4 million in the first quarter of 2010 and $1.1 million in the first quarter of 2009. As a percentage of revenues, selling, general and administrative expenses were 8.6% for the three months ended March 31, 2010 compared to 9.4% for the same period in the prior year.
Our loss from operations for the three months ended March 31, 2010 totaled $752,000, compared to $7.8 million in income from operations for the three months ended March 31, 2009, for a total decrease of $8.5 million. The decrease is primarily related to the decreased revenue combined with the increase in direct costs and depreciation from the three months ended March 31, 2010 compared to three months ended March 31, 2009. Our results from operations were also impacted by a shift in our mix of revenues. For the first quarter of 2010, the higher margin Rental Services segment comprised only 8.7% of revenues, compared to 14.8% of revenues in the first quarter of 2009.
Our interest expense was $11.0 million for the three months ended March 31, 2010, compared to $13.5 million for the three months ended March 31, 2009. On June 29, 2009, we purchased $74.8 million of our senior notes with $125.6 million in proceeds from our backstopped common stock rights offering and preferred stock private placement. On June 29, 2009, we also prepaid our outstanding loan balance under our revolving credit facility of $35.0 million from those same equity proceeds. Our outstanding loan balance under our revolving credit facility at March 31, 2009 was $42.5 million. Interest expense includes amortization expense of deferred financing costs of $551,000 and $555,000 for the three months ended March 31, 2010 and 2009, respectively.
Other expense was $1.5 million for the three months ended March 31, 2010, compared to other income of $217,000 for the three months ended March 31, 2009. Results for the first quarter of 2010 include a pre-tax non-cash loss of $1.5 million on the sale of an investment in a private oil and gas company that was assumed as part of an acquisition in 2006.
Our benefit for income taxes for the three months ended March 31, 2010 was $3.5 million, or 27.1% of our net loss before income taxes, compared to an income tax benefit of $2.9 million, or 52.8% of our net loss before income taxes for 2009. The decrease in income tax benefit as a percentage of our net loss was due to: (1) an unusually low tax rate in our profitable foreign operations in the first quarter of 2009 due to foreign currency exchange rates and (2) an increase in withholding taxes from foreign operations as a percentage of pre-tax income in the first quarter of 2010. The consolidated effective income tax rate, or income tax benefit rate, is impacted by the profitability and effective income tax rate of our operations in foreign jurisdictions.
We had a net loss of $9.5 million for the three months ended March 31, 2010, compared to net loss of $2.6 million for the three months ended March 31, 2009 due to the foregoing reasons.

The net loss attributed to common stockholders for the three months ended March 31, 2010 was $10.2 million after $637,000 in preferred stock dividends. The preferred stock dividend relates to 36,393 shares of $1,000 par value preferred shares at 7.0%. No preferred stock was outstanding at March 31, 2009, so the net loss attributed to common stockholders was the same as the net loss.
The following table compares revenues and income (loss) from operations for each of our business segments for the quarter ended March 31, 2010 and 2009. Income (loss) from operations consists of our revenues and the gain on asset dispositions less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
		March 31,			March 31,
	2010	2009	Change	2010	2009	Change
			(in thousands)
Oilfield Services	$39,635	$44,450	$(4,815)	$(1,548)	$(1,213)	$(335)
Drilling and Completion	88,500	79,146	9,354	5,462	8,509	(3,047)
Rental Services	12,235	21,507	(9,272)	(910)	3,948	(4,858)
General corporate	—	—	—	(3,756)	(3,473)	(283)

Total	$140,370	$145,103	$(4,733)	$(752)	$7,771	$(8,523)

Oilfield Services
Revenues for our Oilfield Services segment were $39.6 million for the three months ended March 31, 2010, a decrease of 10.8% compared to $44.5 million in revenues for the three months ended March 31, 2009. Loss from operations increased $335,000 and resulted in loss from operations of $1.5 million in the first quarter of 2010 compared to a loss from operations of $1.2 million in the first quarter of 2009. Our Oilfield Services segment revenues and operating income for the first quarter of 2010 decreased compared to the first quarter of 2009 due primarily to lower utilization of our services and a reduction in the pricing for our services. Additionally, depreciation and amortization expense for the Oilfield Services segment increased by $0.5 million or 6.8% in the first quarter of 2010 compared to the first quarter of the previous year.
Drilling and Completion
Revenues for the quarter ended March 31, 2010 for the Drilling and Completion segment were $88.5 million, an increase of 11.8% compared to $79.1 million in revenues for the quarter ended March 31, 2009, due to improved rig rates in Argentina and Bolivia, which was partially offset by decreased rig utilization in Brazil. Income from operations, however, decreased to $5.5 million in the first quarter of 2010 compared to $8.5 million in the first quarter of 2009. This reduction in income from operations was due to: (1) increased labor and other costs; (2) the strengthening of the Brazilian Real by approximately 22% versus the U.S. Dollar which resulted in increases in costs without a corresponding increase in revenues, as the majority of our revenue generated in Brazil is paid in U.S. Dollars; (3) an increase of $1.1 million, or 20.4%, in depreciation and amortization in the first quarter of 2010 compared to the first quarter of 2009. The increase in depreciation and amortization expense was the result of capital expenditure programs.
Rental Services
Revenues for the quarter ended March 31, 2010 for the Rental Services segment were $12.2 million, a decrease from $21.5 million in revenues for the quarter ended March 31, 2009. Income from operations decreased to a loss of $0.9 million in the first quarter of 2010 compared to income of $3.9 million in the first quarter of 2009. Our Rental Services segment revenues and operating income for the first quarter of 2010 decreased compared to the prior year due primarily to the decrease in utilization and pricing of our rental equipment. Depreciation and amortization expense for our Rental Services segment decreased $0.8 million, or 9.7%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to additional depreciation recorded in the first quarter of 2009 resulting from reducing the carrying value of an airplane to market value.
General Corporate
General corporate expenses increased $283,000 to $3.8 million for the three months ended March 31, 2010 compared to $3.5 million for the three months ended March 31, 2009. The increase was primarily due to an increase in stock based compensation costs and insurance expense. Stock-based compensation expense for the three months ended March 31, 2010 was $1.1 million compared to $0.9 million for the same period in the prior year.

Liquidity
Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from the issuance of debt and equity securities and cash flows from operations. Our amended and restated revolving credit facility permits borrowings of up to $90.0 million in principal amount. As of March 31, 2010, we had $85.8 million available for borrowing under our amended and restated revolving credit facility. Cash flows from operations are expected to be our primary source of liquidity in fiscal 2010. We had cash and cash equivalents of $23.7 million at March 31, 2010 compared to $41.1 million at December 31, 2009.
Our revolving credit agreement requires us to maintain specified financial ratios. If we fail to comply with the financial ratio covenants, it could limit or eliminate the availability under our revolving credit agreement. Our ability to maintain such financial ratios may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under the credit agreement will waive any failure to meet such ratios or tests. The decrease in our consolidated revenue and the resulting decrease in our operating income adversely impacts our ability to maintain or meet such financial ratios.
Operating Activities
During the three months ended March 31, 2010, our operating activities used $366,000 in cash. Our net loss for the three months ended March 31, 2010 was $9.5 million. Non-cash expenses totaled $18.5 million during the first three months of 2010 consisting of $21.3 million of depreciation and amortization, $1.5 million on a loss on investment, $1.4 million for share based compensation expense, $551,000 in amortization of deferred financing fees, less $6.2 million for deferred income taxes related to timing differences.
During the three months ended March 31, 2010, changes in operating assets and liabilities used $9.4 million in cash, principally due to an increase in accounts receivable of $9.0 million, a decrease in accrued interest of $9.4 million, a decrease in accrued salaries, benefits and payroll taxes of $1.2 million, a decrease in accrued expenses of $1.1 million, offset by an increase in accounts payable of $8.7 million and a decrease in prepaid expenses and other current assets of $2.5 million. The increase in accounts receivable primarily relates to the increase in revenues for our Drilling and Completion segment. The decrease in accrued interest relates to the semi-annual payment of interest on our senior notes. The decrease in accrued salaries, benefits and payroll taxes and accrued expenses and the increase in accounts payable are primarily due to normal timing factors.
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
Investing Activities
During the three months ended March 31, 2010, we used $14.9 million in investing activities, consisting of $11.8 million for capital expenditures, offset by $1.4 million of proceeds from equipment sales. Included in the $11.8 million for capital expenditures was $4.1 million for our Oilfield Services segment, $5.7 million for additional equipment in our Drilling and Completion segment and $1.9 million for drill pipe and other equipment used in our Rental Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers. We also made net advance payments of $4.6 million on the purchase of capital assets, primarily on new drilling rigs to be delivered in 2010.

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
Financing Activities
During the three months ended March 31, 2010, financing activities used $2.0 million in cash. We borrowed $4.0 million under a long-term debt facility and repaid $5.2 million in borrowings under long-term debt facilities. We also incurred $189,000 in debt issuance costs related to an amendment to our revolving credit facility to modify our loan covenants and we paid $637,000 in preferred stock dividends.
During the three months ended March 31, 2009, financing activities provided $1.3 million in cash. We borrowed $6.0 million under our revolving credit facility and repaid $4.6 million in borrowings under long-term debt facilities.
At March 31, 2010, we had $491.0 million in outstanding indebtedness, of which $474.8 million was long-term debt and $16.3 million is due within one year.
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
We have a $90.0 million revolving line of credit with a final maturity date of April 26, 2012 which contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9, 2009, we amended our revolving credit agreement to modify the leverage and interest coverage ratio covenants. Effective December 31, 2009, we amended the leverage and interest coverage ratio covenants of the revolving credit agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the U.S. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, we had no borrowings outstanding under the facility except $4.2 million in outstanding letters of credit. The credit agreement loan rates are based on prime or LIBOR plus a margin.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 1.9% and 2.1% as of March 31, 2010 and December 31, 2009, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount due as of March 31, 2010 and December 31, 2009 was $0.7 million and $1.1 million, respectively.
On February 15, 2008, through our DLS subsidiary, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% and 4.4% at March 31, 2010 and December 31, 2009, respectively. The bank loans are denominated in U.S. dollars and the outstanding amount as of March 31, 2010 and December 31, 2009 was $18.4 million and $20.1 million, respectively.

As part of our acquisition of BCH Ltd, or BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants. Obligations under the facility are secured by substantially all of the BCH assets. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. We were in compliance with all debt covenants as of March 31, 2010 and December 31, 2009. The credit facility loan is denominated in U.S. dollars and interest rates are based on LIBOR plus a margin. At March 31, 2010 and December 31, 2009, the outstanding amount of the loan was $14.7 million and $16.2 million, respectively and the interest rate was 3.5%.
On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan is secured by the equipment. The facility is repayable in quarterly installments of approximately $1.4 million of principal and interest and matures in May 2015. The loan bears interest at a fixed rate of 9.0%. At March 31, 2010 and December 31, 2009, the outstanding amount of the loan was $22.6 million and $23.4 million, respectively.
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 with interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured.
In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed average weighted interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $250,000 and $997,000 at March 31, 2010 and December 31, 2009, respectively.
As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $170,000 and $254,000 at March 31, 2010 and December 31, 2009, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We do not guarantee obligations of any unconsolidated entities. At March 31, 2010, we had a $90.0 million revolving line of credit with a maturity of April 2012. At March 31, 2010, we had no borrowings outstanding under the facility but availability was reduced by outstanding letters of credit of $4.2 million.
Capital Resources
Exclusive of any acquisitions, we currently expect our capital spending for the remainder of 2010 to be between $65.0 million and $75.0 million depending upon the market demand we experience, our operating performance during the remainder of the year and expenditures which may be associated with potential new contracts. These amounts are net of equipment deposits paid through March 31, 2010. This amount includes budgeted but unidentified expenditures which may be required to enhance or extend the life of existing assets. We believe that our cash generated from operations, cash on hand and cash available under our credit facilities will provide sufficient funds for our identified projects and to service our debt. Our ability to obtain capital for opportunistic acquisitions or additional projects to implement our growth strategy over the longer term will depend upon our future operating performance and financial condition, which will be dependent upon the prevailing conditions in our industry and the global market, including the availability of equity and debt financing, many of which are beyond our control.
Critical Accounting Policies
Please see our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2010.
Recently Issued Accounting Standards
For a discussion of new accounting standards, see the applicable section in Note 1 to our Consolidated Financial Statements included in “Item 1. Financial Statements.”

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
Further information about the risks and uncertainties that may impact us are described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. You should read those sections carefully. You should not place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date of this quarterly report or currently unknown facts or conditions or the occurrence of unanticipated events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange risks.
Interest Rate Risk.
Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates affecting our adjustable rate debt, and any future refinancing of our fixed rate debt and our future debt. We have approximately $33.8 million of adjustable rate debt with a weighted average interest rate of 3.9% at March 31, 2010.
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

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting.
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2010.

Allis-Chalmers Energy Inc.

(Registrant)

/s/ Munawar H. Hidayatallah

Munawar H. Hidayatallah
Chief Executive Officer and Chairman

EXHIBIT INDEX

4.1	Third Amendment to Investment Agreement, dated January 5, 2010, between Allis-Chalmers Energy Inc. and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on January 5, 2010).

10.1	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of February 25, 2010, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 2, 2010).

10.2	Form of Performance Award Agreement, amended and restated effective March 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 9, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith