Form 10-K
period 2010-12-31
Allis Chalmers Energy Inc.
filed 2011-03-15
CIK 3982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 1-2199

ALLIS-CHALMERS ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3321250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11125 EQUITY DRIVE, SUITE 200, HOUSTON, TEXAS	77041
(Address of principal executive offices)	(Zip code)

(713) 856-4222

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price of the common stock of $2.06 per share on June 30, 2010, as reported on the New York Stock Exchange, was approximately $73,905,369.

As of March 1, 2011 there were 1,000 shares of common stock issued and outstanding.

Allis-Chalmers Energy Inc. meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

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

SPECIAL NOTE

REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, regarding our business, financial condition, results of operations and prospects. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements. However, these are not the exclusive means of identifying forward-looking statements. Although such forward-looking statements reflect our good faith judgment, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. These factors include, but are not limited to, the following:

•	the impact of the weak economic conditions and the future impact of such conditions on the oil and natural gas industry and demand for our services;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	unexpected difficulties in integrating our operations as a result of any significant acquisitions;

•	adverse weather conditions in certain regions;

•	the impact of political disturbances, war, or terrorist attacks and changes in global trade policies;

•	the availability (or lack thereof) of capital to fund our business strategy and/or operations;

•	the potential impact of the loss of one or more key employees;

•	the effect of environmental liabilities that are not covered by an effective indemnity or insurance;

•	the impact of current and future laws;

•	the impact of customer defaults and related bad debt expense;

•	the potential impairment in the carrying value of goodwill and other acquired intangible assets;

•	the risks associated with doing business outside the United States, including currency exchange rates;

•	the effects of competition; and

•

the effects of our indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to competitors that have less debt, and could have other adverse consequences

Further information about the risks and uncertainties that may impact us are described in “Risk Factors” beginning on page - 10 - of this annual report. You should read those sections carefully. You should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date of this annual report or currently unknown facts or conditions or the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

We provide services and equipment to oil and natural gas exploration and production companies throughout the United States including Texas, Louisiana, Pennsylvania, West Virginia, Wyoming, Oklahoma, offshore in the Gulf of Mexico, and internationally primarily in Argentina, Brazil, Bolivia and Mexico. Our central operating strategy is to provide high-quality, technologically advanced services and equipment. As a result of our commitment to customer service, we have developed strong relationships with many of the leading oil and natural gas companies, including both independents and majors.

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

Our History

We were incorporated in 1913 under Delaware law. We reorganized in bankruptcy in 1988 and sold all of our major businesses. From 1988 to May 2001, we had only one operating company in the equipment repair business, which was sold in December 2001.

In May 2001, under new management, we embarked on a new course of direction into the oilfield service industry. Since 2001, we have completed 25 acquisitions, including six in 2005, six in 2006, four in 2007, one in 2008 and one in 2010. Our first series of acquisitions became the backbone of our Oilfield Services segment. In May 2001, we entered the underbalanced drilling market and then in February of 2002 we entered the directional drilling business and the tubular services business. In December 2004, we entered the production services business. We have improved our product line offerings by completing additional acquisitions for all product lines. We also disposed of some nonstrategic assets in our production services business in June 2007 and in our tubular services business in August 2008.

In September 2004, we entered the Rental Services market which we subsequently expanded with acquisitions in April 2005 and January and December 2006. In July 2010, we acquired American Well Control, Inc., or AWC, as an expansion of our portfolio of services in our Rental Services segment. AWC is a leading manufacturer of premium high-pressure valves used in hydraulic fracturing in the unconventional gas shale plays. As a result of these acquisitions, we are now a major provider of oilfield rental tools primarily in the Gulf Coast region of the United States.

In August 2006, we entered the Drilling and Completion business with the acquisition of DLS Drilling, Logistics & Services Corporation, or DLS, in Argentina. Subsequently, in December 2008, we increased our business in this segment with the acquisition of BCH Ltd, or BCH, in Brazil.

On August 12, 2010, we entered into a merger agreement with Seawell Limited, or Seawell, and Wellco Sub Company, a wholly owned subsidiary of Seawell. On February 23, 2011, the merger transactions closed and we merged with and into Wellco Sub Company, becoming a wholly owned subsidiary of Seawell under the name “Allis-Chalmers Energy Inc.” Following the merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer; however, our legal name will remain “Allis-Chalmers Energy Inc.” until further notice.

As a result of these transactions, our prior results may not be indicative of current or future operations. Segment and geographic financial information appears in “Item 8. Financial Information – Notes to Consolidated Financial Statements – Note 15.”

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

Demand for our services for most of 2008 was generally stable due to high oil and natural gas prices and the capital expenditures of the exploration and production companies. As a result, the number of active rigs drilling, or rig count in the United States, according to Baker Hughes, peaked at 2,031 in August of 2008. In the last quarter of 2008, the rig count in the United States began to drop due to the weakening United States economy, the decrease in oil and natural gas prices and the turmoil in the financial markets which affected the availability of capital for our customers. The Baker Hughes United States rig count decreased to 876 in June 2009 and then gradually began to improve in response to increased prices and more stable natural gas prices. As of March 4, 2011, the Baker Hughes United States rig count stood at 1,707.

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

According to Baker Hughes, as of March 4, 2011, 71% of the active drilling rigs in the United States were drilling directionally and/or horizontally. We believe directional drilling offers several advantages over conventional drilling including: 1) improvement of total cumulative recoverable reserves; 2) improved reservoir production performance beyond conventional vertical wells; and 3) reduction of the number of field development wells.

We currently maintain an inventory of approximately 338 drilling motors which are utilized in our directional drilling services. Our straight-hole motors offer an opportunity to capture additional market share. We currently provide directional drilling services primarily in Texas, Wyoming, Pennsylvania, Louisiana and Oklahoma.

All wells drilled for oil and natural gas require casing to be installed for drilling, and if the well is producing, tubing will be required in the completion phase. We currently provide tubular services primarily in Texas, Louisiana and both onshore and offshore in the Gulf of Mexico and Mexico.

Underbalanced drilling shortens the time required to drill a well and enhances production by minimizing formation damage. We currently have a combined fleet of approximately 233 compressors, boosters and foam units which are utilized in our underbalanced services. We believe we are one of the largest providers of underbalanced drilling services in the United States. We also provide premium air hammers and bits to oil and natural gas companies for use in underbalanced drilling. Our broad and diversified product line enables us to compete in the underbalanced market with equipment and services packages engineered and customized to specifically meet customer requirements. We currently provide underbalanced drilling services primarily in Pennsylvania, Arkansas, West Virginia, New Mexico and Texas.

Our production services product line is focused on coiled tubing services and rental of various tools used in the production process. We currently provide production services primarily in Texas, Louisiana, West Virginia and Pennsylvania.

Drilling and Completion. We provide drilling, completion, workover and related services for oil and natural gas wells. We service the San Jorge, Cuyan, Neuquen, Austral and Noroeste basins of Argentina and the Espirito Santo, Potiguar, Reconcavo, Sergipe/Alagoas, Sao Francisco and Campos basins of Brazil and in Bolivia. We also offer a wide variety of other oilfield services such as drilling fluids and completion fluids and engineering and logistics to complement our customers’ field organization. We provide the rigs and drilling crews and we also provide rig management services on a variety of rigs, consisting of technical drilling assistance, personnel, repair and maintenance services and drilling operation management services.

Our Drilling and Completion segment was established with the acquisition of DLS in August 2006 for a purchase price of approximately $114.5 million. We expanded our Drilling and Completion segment with the acquisition of BCH, which operates in Brazil. In 2008, we invested $40.0 million into BCH via a 15% convertible subordinated secured debenture and we acquired the common stock of BCH for a total purchase price of $56.1 million. We currently operate a fleet of 77 land rigs, including 18 drilling rigs and 48 service rigs (workover and pulling units) in Argentina, seven drilling rigs and one service rig in Brazil and three drilling rigs in Bolivia. In 2007, we placed orders for four drilling rigs and 16 service rigs. All of the service rigs and one of the drilling rigs were placed into service in Argentina at various dates in 2008. A second drilling rig was activated in Argentina in March 2009. The remaining two drilling rigs were sold to the manufacturer due to an operational problem and we realized a $10.6 million loss on the transaction in 2010. Additionally in 2008, we placed orders for two 1600 horsepower drilling rigs from a different manufacturer and both of those rigs were completed in the fourth quarter of 2010. One of those rigs was placed in service in Texas in January 2011, while the remaining rig has been awarded a two year contract in Argentina and it will be mobilized there.

Rental Services. We provide specialized oilfield rental equipment, including premium drill pipe, spiral heavy weight drill pipe, tubing work strings, blow out preventors, choke manifolds and various valves and handling tools, for both onshore and offshore well drilling, completion and workover operations. Most wells drilled for oil and natural gas require some form of rental equipment in both the drilling and completion of a well. We have an inventory of specialized equipment, which includes double studded adapters, test plugs, wear bushings, adaptor spools, baskets, spacer spools and other assorted handling tools in various sizes to meet our customers’ demands. We charge customers for rental equipment on a daily basis. Our customers are liable for the cost of inspection, repairs and lost or damaged equipment. We currently provide rental equipment primarily in Texas, Louisiana, Pennsylvania, offshore in the Gulf of Mexico and internationally in Mexico, Columbia and Egypt.

Customers

In 2010, 2009 and 2008, one of our customers, Pan American Energy, or PAE, represented approximately 31.1%, 35.5% and 28.5% of our consolidated revenues, respectively. PAE is now wholly owned by Bridas Corporation, and Bridas Corporation is owned 50% by Bridas Energy Holdings Ltd and 50% by CNOOC International Limited. Alejandro P. Bulgheroni, one of the directors of our parent company, may be deemed to indirectly beneficially own 50% of the outstanding capital stock of Bridas Energy Holdings Ltd and is a member of the Management Committee of PAE. The loss without replacement of any of our larger existing customers could have a material adverse effect on our results of operations.

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

We believe that there are four major directional drilling companies, Schlumberger, Halliburton, Baker Hughes and Weatherford, that market worldwide, as well as numerous smaller regional players. Significant competitors in the tubular markets we serve include Frank’s Casing Crew and Rental Tools, Weatherford, Baker Hughes, Tesco and Premier. These markets remain highly competitive and fragmented with numerous casing and tubing crew companies working in the United States. Our primary competitors in Mexico are South American Enterprises and Weatherford, both of which provide similar products and services. Our largest competitor for underbalanced drilling services is Weatherford. Weatherford focuses on large projects, but also competes in the more common compressed air, mist, foam and aerated mud drilling applications. Other competition comes from smaller regional companies. In the production services market there are numerous competitors, most of which have larger coiled tubing services operations than us including Schlumberger, Halliburton, Baker Hughes, Weatherford and Premier.

Our five largest competitors in the Drilling and Completion segment, which operate primarily in Argentina, are Servicios WellTech, Ensign Energy Services, Nabors and Helmerich & Payne, and San Antonia Global Ltd in Brazil.

The Rental Services business is highly fragmented with hundreds of companies offering various rental tool services. Our largest competitors include Weatherford, Quail Rental Tools, Knight Rental Tools, Superior Energy Services (Workstrings) and Schlumberger (Thomas Tools).

Backlog

We do not view backlog of orders as a significant measure for our business because our jobs are short-term in nature, typically one to 30 days, without significant on-going commitments.

Employees

In general, we believe we have good relations with our employees. None of our employees, other than our Drilling and Completion employees, are represented by a union. We actively train employees across various functions, which we believe is crucial to motivate our workforce and maximize efficiency. Employees showing a higher level of skill are trained on more technologically complex equipment and given greater responsibility. All employees are responsible for on-going quality assurance. At March 1, 2011, we had approximately 3,750 employees. Almost all of our Drilling and Completion operations located in Argentina and Brazil are subject to collective bargaining agreements. We believe that we maintain a satisfactory relationship with the unions to which our Drilling and Completion employees belong.

Insurance

We carry a variety of insurance coverages for our operations, and we are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. We are responsible for the first $250,000 of claims under our workers compensation policy and the first $100,000 of claims under our general liability and medical insurance policies. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions (See “Item 1A. Risk Factors – Risks Associated with Our Company”).

Seasonality

Oil and natural gas operations of our customers located offshore and onshore in the United States Gulf of Mexico and in Mexico may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our services. For example, from August to October of 2007 we witnessed a decline in offshore drilling rig operations in the Gulf of Mexico in anticipation of the hurricane season. Many of those rigs have not returned to the United States Gulf and have been relocated to the international markets. In 2008, Hurricanes Gustav and Ike disrupted our operations along the Texas and Louisiana Gulf Coast and the East Texas/West Louisiana corridor. In addition, our customers’ operations in the Mid-Continent and Rocky Mountain regions of the United States are also adversely affected by seasonal weather conditions. These weather conditions limit our access to these job sites and our ability to service wells in these areas. These constraints decrease drilling activity and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

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

Available Information

We have publicly traded, registered debt securities, which require us to file reports with the Securities and Exchange Commission, or SEC. All of our SEC filings, which include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge on our web site at www.alchenergy.com as soon as reasonably practicable after we electronically file or furnish them to the SEC.

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

Our operations are affected by global political, economic and market conditions and the condition of the oil and natural gas industry. Our operating results and the forward-looking information we provide are based on our current assumptions about oil and natural gas supply and demand, oil and natural gas prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil and natural gas industry is extremely volatile and subject to change based on political and economic factors outside our control. This volatility caused oil and natural gas companies and drilling contractors to change their strategies and expenditure levels late in 2008 and in 2009. We have experienced in the past, and expect to experience in the future, significant fluctuations in operating results based on these changes.

The Deepwater Horizon incident in the United States Gulf of Mexico and its consequences, including the potential enactment of further restrictions or regulations on offshore drilling, could have a material adverse effect on our business.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, which was owned by Transocean Ltd. and under contract to a subsidiary of BP plc. The accident resulted in the loss of life and a significant oil spill. In response to this incident, the Minerals Management Service of the United States Department of Interior, or the MMS, issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the United States Gulf of Mexico. The notice also stated that the MMS would not consider drilling permits for new wells and related activities for specified water depths during the six-month moratorium period.

On October 12, 2010, the moratorium was lifted, and deepwater oil and natural gas drilling in the United States Gulf of Mexico has been allowed to resume, provided that operators certify compliance with all existing rules and requirements, including those that recently went into effect, and demonstrate the availability of adequate blowout containment resources. The first drilling permit was not issued until March 2011.

Our business has historically been very dependent on drilling activity in the United States Gulf of Mexico. Although the moratorium on oil and natural gas drilling in the United States Gulf of Mexico has been lifted, new guidelines, regulations and restrictions could increase the costs of exploration and production, reduce the area of operations and result in further permitting delays. These may include new or additional bonding and safety requirements and other requirements regarding certification of equipment. There is no assurance that operations related to drilling offshore in the United States will reach the same levels that existed prior to the moratorium. The delay in resuming these activities or the failure of these activities to reach levels that existed prior to the moratorium has and could continue to adversely impact our operating results. The enactment of stricter restrictions on offshore drilling or further regulation of offshore drilling or contracting services operations could materially affect our business, financial condition and results of operations.

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

Demand for our products and services is dependent upon the level of oil and natural gas exploration and development activities of, and the corresponding capital spending by, oil and natural gas companies. The industry’s willingness to explore, develop and produce depends largely upon the availability of attractive drilling prospects, the price of oil and natural gas, and the prevailing view of future product prices. Oil and natural gas prices have been extremely volatile. Any prolonged reduction in oil and natural gas prices will depress levels of exploration, development, and production activity. Such price declines reduce drilling activity and demand for our services, which could lead to lower pricing for our products and services. Accordingly, prolonged periods of lower drilling activity and the reduction in our customers’ expenditures could have a materially adverse effect on our financial condition, results of operations and cash flows.

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

Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make additional reductions to capital budgets in the future even if commodity prices remain at historically high levels.

Historically, we have been dependent on a few customers operating in a single industry; the loss of one or more customers could adversely affect our financial condition and results of operations.

Our customers are engaged in the oil and natural gas exploration business in the United States, Argentina, Brazil, Mexico and elsewhere. Historically, we have been dependent upon a few customers for a significant portion of our revenues. In 2010, 2009 and 2008, one of our customers, PAE represented 31.1%, 35.5% and 28.5% of our consolidated revenues, respectively. PAE also contributes a majority of the revenue derived from our Drilling and Completion operations. In 2010, 2009 and 2008, PAE represented 54.2%, 59.2% and 66.0% of our Drilling and Completion revenues, respectively.

The strategic agreement with PAE currently has an expiration date of June 30, 2011. However, PAE may terminate the agreement (i) without cause at any time with 60 days’ notice, or (ii) in the event of a breach of the agreement by us if such breach is not cured within 20 days of notice of the breach. Because a majority of the revenues of our Drilling and Completion operations are currently generated under this agreement, the revenues and earnings of our Drilling and Completion operations will be materially adversely affected if this agreement is terminated unless we are able to enter into a satisfactory substitute arrangement. We cannot assure you that in the event of such a termination we would be able to enter into a substitute arrangement on terms similar to those contained in the current agreement with PAE. In addition, our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us and we are unable to enter into contracts with new customers at comparable rates.

This concentration of customers may increase our overall exposure to credit risk. Our customers could similarly be affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant customers fails to pay us or ceases to contract with us for our services on terms that are favorable to us or at all.

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

We have a number of contracts that will expire in 2011. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be substantially below the existing dayrates, which could materially reduce our revenues and profitability.

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

We are dependent upon the efforts and skills of our executives to manage our business, identify and consummate additional acquisitions and obtain and retain customers. We do not maintain key man insurance on any of our personnel.

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

We reviewed goodwill at December 31, 2010 and 2009 and recorded no impairment but based on our review of goodwill at December 31, 2008 we recorded an impairment of $115.8 million, which was all of our goodwill for the Rental Services segment as well as the impairment of goodwill associated with our Tubular Services and Production Services businesses within our Oilfield Services segment. In the event that market conditions deteriorate or we have a prolonged downturn, we may be required to record an additional impairment of goodwill and such impairment could be material.

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

Any failure to timely file our periodic reports with the SEC may give rise to a default under the indentures governing our outstanding 9.0% senior notes due 2014, which we refer to as our 9.0% senior notes, our outstanding 8.5% senior notes due 2017, which we refer to as our 8.5% senior notes and, ultimately, an acceleration of amounts due thereunder. In addition, a default under the indentures generally will also give rise to a default under our credit agreement and could cause the acceleration of amounts due under other credit agreements. If an acceleration of our 9.0% senior notes, our 8.5% senior notes or our other debt were to occur, we cannot assure you that we would have sufficient funds to repay such obligations.

We do business in international jurisdictions whose political and regulatory environments and compliance regimes differ from those in the United States.

A significant amount of our revenue is attributable to operations in foreign countries. These activities accounted for approximately 59.2% of our consolidated revenue in the year ended December 31, 2010. Risks associated with our operations in foreign areas include, but are not limited to:

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

We attempt to limit the risks of currency fluctuation and restrictions on currency repatriation where possible by obtaining contracts providing for payment of a percentage of the contract indexed to the United States dollar exchange rate. To the extent possible, we seek to limit our exposure to local currencies by matching the acceptance of local currencies to our local expense requirements in those currencies. Although we have done this in the past, we may not be able to take these actions in the future, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate materially.

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

These currencies have been subject to significant devaluation in the past and may be subject to significant fluctuations in the future. Given the economic and political uncertainties which have historically existed in Argentina, it is impossible to predict whether, and to what extent, the value of the Argentine Peso may depreciate or appreciate against the United States dollar. We cannot predict how these uncertainties will affect our financial results, but there is a risk that our financial performance could be adversely affected. Moreover, we cannot predict whether the Argentine government will further modify its monetary policy and, if so, what effect any of these changes could have on the value of the Argentine Peso. Such changes could have an adverse effect on our financial condition and results of operations. Similar economic and political turmoil in Mexico and Brazil could also expose us to unpredictable currency exchange rates in these countries that may result in an adverse effect on our financial condition and results of operations.

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

Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

International, national, and state governments and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas (“GHG”) emissions. In the United States, the Environmental Protection Agency (“EPA”) is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act (“CAA”). The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions that began in 2010. Furthermore, the EPA recently proposed additional GHG reporting rules specifically for the oil and gas industry. The EPA has also published a final rule, the “Endangerment Finding,” finding that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources cause or contribute to the GHG pollution. Following issuance of the Endangerment Finding, the EPA promulgated final motor vehicle GHG emission standards on April 1, 2010. The EPA has asserted that the final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources. In addition, climate change legislation is pending in the United States Congress. These developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, legislation to reduce greenhouse gases may have an adverse effect on our operations, including payment of additional costs due to carbon emissions. Higher carbon emission activities include transportation, including marine vessels, cement production (by third party suppliers), and electricity generation (by third party suppliers) as well as other activities. Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts to our ability to conduct operations and/or disruption of our customers’ operations.

Legislation may be introduced in the United States Congress that would authorize the EPA to regulate hydraulic fracturing. In addition, a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such legislation or regulations could reduce demand for pressure pumping services. If federal and/or state legislation or regulations were enacted, it could adversely affect our financial condition, results of operations and cash flows. We are unable to predict whether the proposed legislation, regulations, or any other proposals will ultimately be enacted.

Environmental liabilities relating to discontinued operations could result in substantial losses.

Since our reorganization under the United States federal bankruptcy laws in 1988, a number of parties, including the Environmental Protection Agency, or EPA, have asserted that we are responsible for the cleanup of hazardous waste sites with respect to our pre-bankruptcy activities. We believe that such claims are barred by applicable bankruptcy law, and we have not experienced any material expense in relation to any such claims. However, if we do not prevail with respect to these claims in the future, or if additional environmental claims are asserted against us relating to our current or future activities in the oil and natural gas industry, we could become subject to material environmental liabilities that could have a material adverse effect on our financial condition and results of operations.

Products liability claims relating to discontinued operations could result in substantial losses.

Since our reorganization under the United States federal bankruptcy laws in 1988, we have been regularly named in products liability lawsuits primarily resulting from the manufacture of products containing asbestos. In connection with our bankruptcy, a special products liability trust was established and funded to address products liability claims. This product liability trust is in the process of being dissolved. We believe that product liability claims relating to our business prior to bankruptcy are barred by applicable bankruptcy law. Since 1988, no court has ruled that we are responsible for products liability claims. However, if we are held responsible for product liability claims, we could suffer substantial losses that could have a material adverse effect on our financial condition and results of operations. We have not manufactured products containing asbestos since our reorganization in 1988.

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

We have a contractor’s pollution liability policy of $10.0 million which has a $200,000 deductible, and all environmental claims would be subject to the terms, conditions and exclusions of that policy. Our umbrella policy does not apply to the contractor’s pollution liability policy.

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

We have incurred, and expect to continue to incur, significant costs in connection with the merger, including the fees of our respective professional advisors. We will also incur integration and restructuring costs following the completion of the merger as our operations are integrated with Seawell’s operations. The efficiencies anticipated to arise from the merger may not be achieved in the near term or at all, and, if achieved, may not be sufficient to offset the costs associated with the merger. Unanticipated costs, or the failure to achieve expected efficiencies, may have an adverse impact on the results of operations of the combined company following the completion of the merger.

Following the merger, the combined company may be unable to successfully integrate our business into Archer’s business and realize the anticipated benefits of the merger.

The merger involves the combination of two companies that operated as independent public companies. The combined company will be required to devote management attention and resources to integrating its business practices and operations. Potential difficulties that the combined company may encounter in the integration process include the following:

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

It is possible that the integration process could result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company.

Following the merger, the carrying value of our assets may differ significantly from the historical cost.

As part of the acquisition process, we are currently undergoing a purchase price valuation exercise to review the fair values of our assets. As part of this review, the book values of assets may differ materially once the exercise is concluded and the new values pushed down into our balance sheet. The accounting rules related to the valuation of assets acquired in a business combination are different from the reporting of historical results. We expect this exercise to be completed by June 30, 2011.

The failure of the lenders under Seawell’s undrawn credit facilities to perform could have a material adverse effect on our liquidity and results of operations. We are exposed to systemic risk of the financial markets and institutions and the risk of non-performance of the individual lenders under Seawell’s undrawn credit facilities.

Maintaining sufficient liquidity in our business for maintenance and operating expenditures, capital expenditures and collateral is crucial in order to mitigate the risk of future financial distress to us. Accordingly, Seawell maintains a revolving credit facility to manage its expected liquidity needs and contingencies. The failure of the lenders to perform under the Seawell revolving credit facility could have a material adverse effect on our results of operations. In the event that financial institutions are unwilling or unable to renew Seawell’s existing revolving credit facility or enter into new revolving credit facilities, our ability to hedge economically our assets could be impaired.

Risks Associated With Our Indebtedness

We are an indirect wholly owned subsidiary of Seawell. Seawell can exercise substantial control over our business and operations and could do so in a manner that is adverse to our interests.

We are managed by officers and employees of Seawell. Our management will make determinations with respect to the following:

•	decisions on our financings and our capital raising activities;

•	mergers or other business combinations; and

•	our acquisition or disposition of assets.

We are a wholly owned subsidiary. As a result, we are dependent upon cash dividends, distributions or other transfers we receive from our parent to repay any debt we may incur, and to meet our other obligations. The ability of our parent to make payments to us will depend on their operating results and may be restricted by, among other things, applicable corporate, tax and other laws and regulations and agreements.

In order to refinance indebtedness, expand existing operations and acquire additional businesses, we will require substantial amounts of capital. There can be no assurance that financing, whether from our parent or debt financings or other sources, will be available or, if available, will be on terms satisfactory to us. The turmoil in the financial markets since mid-2008 and its impact on the financial condition of the banking sector and other lenders, has significantly reduced access to the capital markets. It is uncertain to what extent capital will be available to us in the future and at what cost. If we are unable to obtain financing, we will be unable to acquire additional businesses and may be unable to meet our obligations under our 9.0% senior notes, our 8.5% senior notes or any other debt securities we may offer.

The indenture governing our 9.0% senior notes, the indenture governing our 8.5% senior notes impose restrictions on us that may limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations.

The indenture governing our 9.0% senior notes, the indenture governing our 8.5% senior notes contain various restrictive covenants that limit management’s discretion in operating our business. In particular, these covenants limit our ability to, among other things:

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

If there were an event of default under any of the indentures, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes the location and general character of the principal physical properties used in each of our company’s businesses as of March 1, 2011. Our principal executive office is rented and located in Houston, Texas and the table below presents all of our material operating locations and whether the property is owned or leased.

Business Segment	Location	Owned/Leased
Oilfield Services	Kensett, Arkansas	Leased
	Youngsville, Louisiana	Owned
	Carlsbad, New Mexico	Leased
	Farmington, New Mexico	Leased
	Elk City, Oklahoma	Leased
	McAlester, Oklahoma	Leased
	Mt Morris, Pennsylvania	Leased
	Muncy, Pennsylvania	Leased
	Conroe, Texas	Leased
	Corpus Christi, Texas	Leased – 2 locations
	Houston, Texas	Leased
	Kilgore, Texas	Leased
	Longview, Texas	Leased
Drilling and Completion	Buenos Aires, Argentina	Leased
	Comodoro Rivadavia, Argentina	Owned
	Neuquen, Argentina	Owned
	Pio Truncado, Santa Cruz, Argentina	Leased
	Rincon de los Sauces, Argentina	Owned
	Rio Grande, Tierra del Fuego, Argentina	Leased
	Tartagal, Argentina	Owned
	Santa Cruz, Bolivia	Leased
	Catu, Bahia, Brazil	Owned
	Aracuja, Sergipe, Brazil	Leased
	Macae, Rio de Janeiro, Brazil	Leased
	Parnamirim, Rio Grande de Norte, Brazil	Leased
	Rio de Janeiro, Rio de Janeiro, Brazil	Leased
Rental Services	Broussard, Louisiana	Leased
	Morgan City, Louisiana	Owned
	Muncy, Pennsylvania	Leased
	Conroe, Texas	Owned
	Victoria, Texas	Owned

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

As part of our plan of reorganization, we settled with the EPA certain claims for cleanup costs at all known sites where we were alleged to have disposed of hazardous waste. The EPA settlement included both past and future cleanup costs at these sites and released us of liability to other potentially responsible parties in connection with these specific sites. In addition, we negotiated settlements of various environmental claims asserted by certain state environmental protection agencies.

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

Various plaintiffs in the Texas Actions filed competing motions to consolidate the suits, to appoint their counsel as interim class counsel and to compel expedited discovery. On September 16, 2010, the defendants filed joint motions to stay the Texas Actions in favor of a first-filed Delaware lawsuit, and opposing the motions for expedited discovery. There is no hearing date set for these motions. The parties to the Texas State Court actions have agreed that the various defendants need not respond to the petitions until after lead counsel is appointed, a consolidated amended petition is filed and served or, alternatively, an active petition is designated by lead counsel.

On September 21, 2010, the plaintiffs in the Delaware Actions wrote the court seeking consolidation of the Delaware cases. Defendants did not oppose consolidation and took no position regarding lead plaintiff. On September 29, 2010, the Delaware court granted the motion to consolidate. Previously, on September 16, 2010, Seawell and Wellco answered the first-filed Girard Complaint, which is the operative complaint post-consolidation. We answered the consolidated complaint on October 4, 2010. On January 26, 2011, the plaintiffs in the Delaware Actions filed an amended complaint that included, among other claims, allegations that the disclosures made by Defendants concerning the merger are incomplete and misleading. Also on January 26, 2011, the plaintiffs in the Delaware Actions filed a motion to expedite proceedings for discovery and briefing and to set a date and time to hear their application for a preliminary injunction to enjoin the merger. Following a hearing, on February 3, 2011, the Delaware court denied plaintiffs’ motion.

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

ITEM 4. [RESERVED]

PART  II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE INFORMATION

On February 23, 2011, we merged with and into Wellco Sub Company, a wholly owned subsidiary of Seawell. Accordingly, there is no established public trading market for our common stock. Prior to the merger, our common stock was traded on the New York Stock Exchange under the symbol “ALY”. The following table sets forth high and low sale prices of our common stock reported on the New York Stock Exchange for 2010 and 2009.

Calendar Quarter	High	Low
2010
First Quarter	$4.57	$3.36
Second Quarter	4.28	2.00
Third Quarter	4.18	1.79
Fourth Quarter	7.17	4.16
2009
First Quarter	$6.07	$0.71
Second Quarter	4.53	1.80
Third Quarter	4.94	2.01
Fourth Quarter	4.87	3.06

Holder

There was one record holder of our common stock at March 1, 2011.

Dividends

No dividends were declared or paid on our common stock during the past two years, and no dividends are anticipated to be declared or paid in the foreseeable future on such common stock. The indentures governing our senior notes restrict our ability to pay dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	2,683,101	$4.74	4,342,286
Equity compensation plans not approved by security holders	—	—	—

Total	2,683,101	$4.74	4,342,286

Equity Compensation Plans Not Approved By Security Holders

None

PERFORMANCE GRAPH

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the Russell 2000 and the CoreData Services Oil and Gas Equipment and Services Index for the last five years. Our common stock was a component of the Russell 2000 during the year ended December 31, 2010. The CoreData Services Oil and Gas Equipment and Services Index is an index of approximately 75 oil and gas equipment and services providers. The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2005 in our common stock and in each index, and that all dividends were reinvested. No dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2005	12/31/2006	12/30/2007	12/29/2008	12/31/2009	12/31/2010

Allis-Chalmers Energy Inc.	100.00	184.76	118.28	44.11	31.51	59.25
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46
Oil & Gas Equipment/Svcs	100.00	120.81	174.92	70.98	116.10	158.33

ITEM 6. SELECTED FINANCIAL DATA.

Omitted pursuant to Instruction I of Form 10-K. (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction I of Form 10-K “Omission of Information by Certain Wholly-Owned Subsidiaries,” this section includes only management’s narrative analysis of the results of operations for the year ended December 31, 2010, the most recent fiscal year, compared with the year ended December 31, 2009, the fiscal year immediately preceding it.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this document. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risks and uncertainties, including, but not limited to, those discussed under “Item 1A. Risk Factors.”

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

Merger with Seawell

On February 23, 2011, we merged with and into Wellco Sub Company, a wholly owned subsidiary of Seawell, and each share of our common stock was converted into the right to receive either 1.15 Seawell common shares or $4.25 in cash. In connection with the merger, Wellco Sub Company changed its name to Allis-Chalmers Energy Inc.

We recorded approximately $2.1 million of costs related to the merger during the year ended December 31, 2010, which are included in selling, general and administrative expense on our Consolidated Statements of Operations. Approval of the merger resulted in certain of our contractual obligations being triggered or accelerated under the “change of control” provisions of such contractual arrangements. Examples of such arrangements include stock-based compensation awards, severance and retirement plan agreements applicable to executive officers, directors and certain employees and certain other debt obligations, including our senior notes.

Company Outlook

Throughout the first half of 2009, we saw a significant decline in the global economy which led to reduced activity in the energy sector. This reduced activity in the energy sector resulted in lower demand for our services and we incurred significant losses. Since the second quarter of 2009, we have experienced quarter over quarter improvement in our total revenues which has resulted in reduced net losses.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, which was owned by Transocean Ltd. and under contract to a subsidiary of BP plc. The accident resulted in the loss of life and a significant oil spill. In response to this incident, the Minerals Management Service of the United States Department of Interior, or the MMS, issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the United States Gulf of Mexico. The notice also stated that the MMS would not consider drilling permits for new wells and related activities for specified water depths during the six-month moratorium period. In addition, entities in the process of drilling wells covered by the moratorium were required to halt drilling and take steps to secure such wells. On October 12, 2010, the moratorium was lifted, and deepwater oil and natural gas drilling in the United States Gulf of Mexico has been allowed to resume, provided that operators certify compliance with all existing rules and requirements, including those that recently went into effect, and demonstrate the availability of adequate blowout containment resources. The first new permit was not issued until March 2011.

Although the moratorium on oil and natural gas drilling in the United States Gulf of Mexico has been lifted, new guidelines, regulations and restrictions could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. These may include new or additional bonding and safety requirements, and other requirements regarding certification of equipment. The enactment of stricter restrictions on offshore drilling or further regulation of offshore drilling or contracting services operations could materially affect our business, financial condition and results of operations.

Results of Operations

In July 2010, we acquired all of the outstanding stock of AWC, which is reported as part of our Rental Services segment. We consolidated the results of this acquisition from the day it was acquired. The foregoing acquisition affects the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Our revenues for the year ended December 31, 2010 were $659.7 million, an increase of 30.3% compared to $506.3 million for the year ended December 31, 2009. Revenues increased in all three of our segments. Both our Oilfield Services and Rental Services segments have a strong concentration in the United States domestic oil and natural gas market. Due to the increased drilling activity in the United States, particularly in the natural gas shale plays, compared to 2009, we experienced significant improvement in both equipment utilization and pricing. This resulted in an increase in revenues of our Oilfield Services segment to $210.6 million for the year ended December 31, 2010 compared to revenues of $143.6 million for the year ended December 31, 2009. Our Rental Services segment had an increase in revenues to $70.9 million for the year ended December 31, 2010 compared to revenues of $58.7 million for the year ended December 31, 2009. The acquisition of AWC in July 2010 contributed $15.7 million of the increase in revenues for the Rental Services segment. The contribution in revenues by AWC and the increase in activity from the United States land shale plays were partially offset by the drilling moratorium in the Gulf of Mexico. The increase in revenues in our Drilling and Completion segment was due to higher rig utilization and pricing in our Argentina operations. The Drilling and Completion segment generated $378.2 million in revenues for the year ended December 31, 2010 compared to revenues of $304.0 million for the year ended December 31, 2009.

Our direct costs for the year ended December 31, 2010 increased 31.3% to $498.1 million, or 75.5% of revenues, compared to $379.4 million, or 75.0%, of revenues for the year ended December 31, 2009. The increase in direct costs is consistent with the increase in revenues. Our Oilfield Services segment direct costs for the year ended December 31, 2010 increased $35.0 million, or 31.4%, from direct costs for the year ended December 31, 2009, while the revenues increased 46.7% over that same period, resulting in an improved gross margin of 30.4% for 2010 compared to 22.3% for 2009. In addition, our Oilfield Services segment had $1.2 million of expenses recorded during the year ended December 31, 2009 related to severance payments, the closing of unprofitable locations and downsizing other locations. Direct costs in our Drilling and Completion segment increased $74.4 million, or 30.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, while the revenues increased 24.4% over that same period, resulting in a reduction of gross margin to 15.1% for 2010 compared to 18.8% in 2009. This unfavorable variance is primarily attributed to labor and other cost increases due to the inflationary environment in Argentina and decreased utilization and pricing for our rigs in Brazil. Our Rental Services segment direct costs for the year ended December 31, 2010 increased $9.3 million, or 43.9%, from direct costs for the year ended December 31, 2009, while the revenues increased 20.7% over that same period, resulting in a reduction of gross margin to 57.0% in 2010 compared to 63.9% in 2009. The AWC acquisition in July 2010 contributed $15.7 million in revenues and $9.5 million in direct costs to the Rental Services segment for the year ended December 31, 2010 for an effective gross margin as a percentage of revenues of 39.5%. The lower margin manufacturing operation of AWC is the primary reason that the gross margin percentage in the Rental Services segment declined for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Depreciation expense increased 7.5% to $84.1 million for the year ended December 31, 2010 from $78.3 million for the year ended December 31, 2009. The primary increase in depreciation expense is due to our on-going investment in equipment to serve our customer base.

Selling, general and administrative expense was $60.4 million for the year ended December 31, 2010 compared to $50.8 million for the year ended December 31, 2009. Selling, general and administrative expense increased primarily due to bonuses, the amortization of share-based compensation arrangements and merger related transaction costs, partially offset by reduced bad debt provision. Bonus expense for the year ended December 31, 2010 was $6.9 million compared to $1.3 million for the prior year due to the improved operating results for 2010 compared to 2009. Selling, general and administrative expense includes share-based compensation expense of $8.0 million in 2010 and $4.8 million in 2009. Transaction costs related to the merger with Seawell were $2.1 million and included our fairness opinion and other professional fees. Our bad debt expense for the year ended December 31, 2010 was $368,000 compared to $2.8 million for the year ended December 31, 2009 and is a reflection of the improved market conditions in the United States oilfield industry. As a percentage of revenues, selling, general and administrative expenses were 9.2% in 2010 compared to 10.0% in 2009.

During the year ended December 31, 2010, we recorded a $10.6 million loss on the sale of two drilling rigs that we had constructed in 2008 which we were never able to operate on a reliable basis. We received $25.0 million for the rigs, but our costs related to the rig were $35.2 million. In addition, we incurred a $311,000 early repayment fee and wrote off deferred financing costs of $115,000 related to the underlying debt to those two rigs. During the year ended December 31, 2009, we recorded a $1.6 million loss on an asset disposition from the total loss of a rig from a blow-out in our Drilling and Completion segment. The insurance proceeds for the loss were not sufficient to cover the book value of the rig and related assets.

Amortization expense was $4.8 million for the year ended December 31, 2010 compared to $4.7 million for the year ended December 31, 2009. The increase was primarily attributable to intangible assets associated with our acquisition of AWC in July 2010.

Our income from operations for the year ended December 31, 2010 totaled $1.6 million, compared to an $8.5 million loss for the year ended December 31, 2009, for an improvement of $10.1 million. The improvement is primarily related to increased revenues in all our segments, partially offset by higher selling, general and administrative costs, the increased loss on asset dispositions and increased depreciation and amortization expense for the year ended December 31, 2010 compared to year ended December 31, 2009.

Our interest expense was $45.8 million for the year ended December 31, 2010, compared to $48.1 million for the year ended December 31, 2009. On June 29, 2009 we purchased $74.8 million of our senior notes with proceeds from our $125.6 million in equity issuances on that same date. We also prepaid the then $35.0 million outstanding loan balance under our revolving credit facility on June 29, 2009 from those same equity proceeds. Our outstanding balance under our revolving credit facility was $36.5 million at December 31, 2010 compared to no borrowings at December 31, 2009. In November 2010, we repaid the outstanding balance of $20.8 million term loan on the two rigs that were sold in 2010. Interest expense includes amortization expense of debt issuance costs of $2.2 million for both of the years ended December 31, 2010 and 2009.

Our interest income was $537,000 for the year ended December 31, 2010, compared to $72,000 for the year ended December 31, 2009. We received $405,000 of interest income related to a receivable that was collected through bankruptcy proceedings in 2010.

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

Our benefit for income taxes for the year ended December 31, 2010 was $7.4 million, or 15.8% of our net loss before income taxes, compared to an income tax benefit of $9.9 million, or 31.8% of our net loss before income taxes for 2009. Our effective tax rate in the United States was 29.4% in 2010 compared to 35.5% in 2009, while our effective tax rate for international activities increased to 85.6% in 2010 compared to 44.4% in 2009. The decrease in the United States tax rate was primarily attributable to higher nondeductible items during the 2010 year including transaction costs and meals and entertainment. The increase in the international tax rate is primarily due to our BCH operations which generate a loss in Brazil but incurs a withholding tax on its revenues which is reported as an income tax.

We had a net loss of $39.5 million for the year ended December 31, 2010, compared to a net loss of $21.2 million for the year ended December 31, 2009. The net loss for the year ended December 31, 2010 included the $10.6 million loss on the sale of two rigs, while the net loss in 2009 includes the $26.4 million gain as a result of the senior notes tender offer.

The net loss attributed to common stockholders for the years ended December 31, 2010 and 2009 was $42.1 million and $22.5 million, respectively, after $2.5 million and $1.3 million in preferred stock dividends, respectively. The preferred stock dividend relates to 36,393 shares of $1,000 par value preferred shares at 7.0%.

The following table compares revenues and income (loss) from operations for each of our business segments for the years ended December 31, 2010 and December 31, 2009. Income (loss) from operations consists of our revenues and the gain (loss) on asset dispositions less direct costs, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	2010	2009	Change	2010	2009	Change
	(In thousands)
Oilfield Services	$210,617	$143,564	$67,053	$15,393	$(14,691)	$30,084
Drilling & Completion	378,154	303,975	74,179	4,369	19,222	(14,853)
Rental Services	70,894	58,714	12,180	4,115	140	3,975
General Corporate	—	—	—	(22,314)	(13,218)	(9,096)

Total	$659,665	$506,253	$153,412	$1,563	$(8,547)	$10,110

Oilfield Services. Revenues for the year ended December 31, 2010 for our Oilfield Services segment were $210.6 million, an increase of 46.7% from the $143.6 million in revenues for the year ended December 31, 2009. Income from operations for our Oilfield Services segment increased $30.1 million and resulted in an income from operations of $15.4 million for the year ended December 31, 2010 compared to loss from operations of $14.7 million for the year ended December 31, 2009. Our Oilfield Services segment revenues and operating income for the year ended December 31, 2010 increased compared to the year ended December 31, 2009 due to improved market conditions that resulted in increased demand and pricing for our services. During the year ended December 31, 2009, we incurred $1.2 million of costs related to severance payments, the closing of unprofitable locations and downsizing other locations in our Oilfield Services segment.

Drilling and Completion. Our Drilling and Completion revenues were $378.2 million for the year ended December 31, 2010, an increase of 24.4% from the $304.0 million in revenues for the year ended December 31, 2009. Our Drilling and Completion revenues increased in 2010 primarily due to increased activity in Argentina. Income from operations decreased to $4.4 million in 2010 compared to $19.2 million for the year ended December 31, 2009. Income from operations as percentage of revenue decreased to 1.2% for 2010 compared to 6.3% for 2009. This reduction was due to: (1) a $10.6 million loss on the disposition of two drilling rigs manufactured in 2008 that never achieved acceptable performance; (2) increased labor and other costs in Argentina during the year ended December 31, 2010; (3) an increase of $4.1 million, or 18.4%, in depreciation and amortization in the year ended December 31, 2010; and (4) reduced rig utilization and rig rates in Brazil during the year ended December 31, 2010 compared to the prior year. Results for the Drilling and Completion segment in 2010 were also impacted by a high incidence of labor strikes in Argentina during the year. Operating income in 2009 was impacted by (1) a $1.6 million non-cash loss recorded in the year ended December 31, 2009 on a rig destroyed in a blow-out; (2) $1.7 million of severance costs during the year ended December 31, 2009 related to workforce reductions in Argentina as a result of lower activity and (3) $329,000 of costs incurred to consolidate operating locations in Brazil during the year ended December 31, 2009. The increase in depreciation and amortization expense was the result of our continual upgrade to our equipment.

Rental Services. Our Rental Services revenues were $70.9 million for the year ended December 31, 2010, an increase of 20.7% from the $58.7 million in revenues for the year ended December 31, 2009. Income from operations for our Rental Services segment increased to $4.1 million for the year ended December 31, 2010 compared to $140,000 for the year ended December 31, 2009. Our Rental Services segment revenues and operating income for the year ended December 31, 2010 increased compared to the prior year due primarily to the acquisition of AWC. AWC generated $15.7 million of revenues and $5.3 million of operating income from its acquisition in July 2010 through December 31, 2010. Our Rental Services segment was negatively impacted by the moratorium in the Gulf of Mexico resulting from the Deepwater Horizon incident, partially offset by increased pricing and utilization of certain equipment as a result of our focus on the land shale drilling activity. We had no bad debt expense recorded in our Rental Services segment for the year ended December 31, 2010 compared to $1.5 million for the year ended December 31, 2009.

General Corporate. General corporate expenses increased $9.1 million to $22.3 million for the year ended December 31, 2010 compared to $13.2 million for the year ended December 31, 2009. The increase was primarily due to the increase in share-based compensation expense, bonus expense and transaction costs related to the merger with Seawell. Share-based compensation expense included in general corporate was $6.7 million for the year ended December 31, 2010 compared to $3.7 million for the year ended December 31, 2009, with the increase primarily attributed to accelerated vesting on restricted stock in connection with the then pending merger with Seawell. Bonus expense for the year ended December 31, 2010 was $6.4 million higher than the previous year due to a new bonus plan adopted in 2010 and the achievement of certain performance goals for 2010. We incurred $2.1 million of costs related to the Seawell merger during the year ended December 31, 2010.

Liquidity and Capital Resources

Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. In the past, our primary source of liquidity were the proceeds from the issuance of debt and equity securities and cash flows from operations. At the completion of the merger our revolving credit facility was repaid and cancelled and future funds will be provided by operating cash flow or advances from our parent company.

Operating Activities

In the year ended December 31, 2010, we generated $54.9 million in cash from operating activities. Our net loss for the year ended December 31, 2010 was $39.5 million. Non-cash additions to the net loss totaled $96.0 million in the 2010 period consisting primarily of $88.9 million of depreciation and amortization, $10.6 million related to loss on disposition of two drilling rigs, $8.0 million related to the expensing of stock options, $2.2 million of amortization and write-off of deferred financing fees, $1.5 million from the loss on the sale of an investment in an exploration and production company, $0.8 million from losses incurred by a joint venture operating in Saudi Arabia and $0.7 million of losses from the disposition of equipment, partially offset by $17.1 million in deferred income taxes.

During the year ended December 31, 2010, changes in working capital used $1.6 million in cash. Cash was provided by decreases in prepaid expenses and other of $11.1 million and $1.7 million in other assets, increases in trade payables of $11.1 million, $7.4 million in accrued expense and $9.9 million in accrued salaries, benefits and payroll taxes, this was offset by cash used by increases in accounts receivable of $35.7 million and $6.0 million in inventories, and a decrease of $0.9 million in other liabilities. Our accounts receivables increased at December 31, 2010 primarily due to the increase in our revenues in 2010. Inventories increased at December 31, 2010 primarily due to the acquisition of AWC which had $3.0 million of manufacturing related inventory at December 31, 2010 and also due to an increase in activity. Prepaid expenses and other current assets decreased primarily due to tax prepayments in Argentina being utilized to cover current period income taxes and due to the amortization of insurance premiums that were financed. The decrease in other assets relates to recurring amortization of deferred mobilization costs as well as amortization on oil and gas investments. Our accounts payable and accrued expenses increased primarily due to the increase in costs due to our increase in activity. Approximately $5.0 million of the increase in accrued salaries, benefits and payroll taxes relates to yearend bonus accruals at December 31, 2010 and the rest of the increase relates to general timing differences on when payroll is paid.

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

Investing Activities

During the year ended December 31, 2010, we used $67.7 million in investing activities, consisting of $102.2 million for capital expenditures, $15.9 million for the acquisition of AWC, offset by a decrease of $18.3 million in deposits on asset commitments, $6.6 million of proceeds from equipment sales and $25.0 million in proceeds from the sale of two drilling rig manufactured in 2008. Included in the $102.2 million for capital expenditures was $26.6 million for our Oilfield Services segment, $38.4 million for two domestic drilling rigs and $21.8 million for additional equipment in our Drilling and Completion segment and $14.6 million for drill pipe and other equipment used in our Rental Services segment. We acquired AWC for a cash payment of $17.2 million directly to the seller and 1.0 million shares of our common stock at a value of $2.0 million. The acquired assets of AWC included $1.2 million in cash. The decrease in deposits on asset commitments was primarily due to the completion of all drilling rigs under construction by December 31, 2010. We also received $6.6 million from the sale of assets during the year ended December 31, 2010, comprised mostly from equipment “lost-in-hole” from our Rental Services segment ($4.0 million) and our Oilfield Services segment ($1.8 million).

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

Financing Activities

During the year ended December 31, 2010, financing activities used $7.3 million in cash. We borrowed a net of $36.5 million under our revolving credit facility and an additional $4.0 million under a term loan facility. We repaid $42.2 million of long-term debt, including a $20.8 million repayment of the rig financing term loan from the proceeds of the two rigs sold in November 2010. We also paid $2.5 million in preferred dividends during the year ended December 31, 2010. We incurred $189,000 in debt issuance costs on the revolving credit facility, primarily to modify our loan covenants. As the result of net exercises of restricted grant vesting, we had a net cash outlay of $1.7 million related to the payment of payroll taxes on those exercises. We recorded an income tax impact of $1.2 million as a result of the expense recorded on restricted stock grants exceeding the actual tax deduction generated by those awards. In addition, we financed our renewal of $2.9 million in insurance policy premiums in non-cash transactions.

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

We had a $90.0 million revolving line of credit with a final maturity date of April 26, 2012 pursuant to a revolving credit agreement that contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9, 2009, we amended our revolving credit agreement to modify the leverage and interest coverage ratio covenants. Effective December 31, 2009, we again amended the leverage and interest coverage ratio covenants of the revolving credit agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement were secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of December 31, 2010 and December 31, 2009. As of December 31, 2010, we had $36.5 million of borrowings outstanding and $4.1 million in outstanding letters of credit under our revolving credit facility. As of December 31, 2009, the only usage of our revolving credit facility consisted of $4.2 million in outstanding letters of credit. The interest rate under our revolving credit facility was based on prime or LIBOR plus a margin. The weighted-average interest rate was 7.8% at December 31, 2010. In connection with merger with Seawell, this facility was repaid and cancelled.

As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 2.0% and 2.1% as of December 31, 2010 and 2009, respectively. The outstanding amount due under these bank loans as of December 31, 2010 and 2009 was $350,000 and $1.1 million, respectively.

On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of December 31, 2010 and 2009. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% and 4.4% at December 31, 2010 and 2009, respectively. The outstanding amount under the import finance facility as of December 31, 2010 and 2009 was $14.4 million and $20.1 million, respectively.

As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement was dated June 2007 and contains customary events of default and financial covenants which were based on BCH’s stand-alone financial statements. Obligations under the facility were secured by substantially all of the BCH assets. BCH was in compliance with all debt covenants as of December 31, 2009. The bank waived certain financial ratio covenants for the September 30, 2010 and December 31, 2010 measurement periods. As we could not be certain that BCH would attain compliance with the covenants within one year, we have classified the entire outstanding balance of the loan in the current portion of long-term debt as of December 31, 2010. The facility was repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. The interest rates were based on LIBOR plus a margin. At December 31, 2010 and 2009, the outstanding amount of the loan was $7.0 million and $16.2 million and the interest rate was 3.5%. At the time of the merger, this facility was prepaid.

On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan was secured by the equipment and was repaid in November 2010 when the equipment was sold to the manufacturer. The facility was repayable in quarterly installments of approximately $1.4 million of principal and interest and was to mature in May 2015. The loan bore interest at a fixed rate of 9.0%. At December 31, 2009, the outstanding amount of the loan was $23.4 million.

On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured.

In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $1.0 million at December 31, 2010. In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed weighted-average interest rate of 4.8%. Under terms of these agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $997,000 at December 31, 2010 and 2009, respectively.

As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $0 and $254,000 at December 31, 2010 and 2009, respectively.

The following table summarizes our obligations and commitments to make future payments under our notes payable, operating leases, employment contracts and consulting agreements for the periods specified as of December 31, 2010.

	Payments by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Long-term debt	$493,440	$15,215	$10,907	$261,518	$205,800
Interest payments on long-term debt	174,492	41,450	76,896	35,786	20,360
Operating leases	11,218	3,376	4,095	2,026	1,721
Purchase obligations	21,045	21,045	—	—	—
Employment contracts	2,846	1,915	931	—	—

Total contractual cash obligations	$703,041	$83,001	$92,829	$299,330	$227,881

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

Goodwill and Other Intangibles. As of December 31, 2010 we have recorded approximately $46.3 million of goodwill and $33.9 million of other identifiable intangible assets. We perform purchase price allocations to intangible assets when we make a business combination. Business combinations and purchase price allocations have been consummated for acquisitions in all of our reportable segments. The excess of the purchase price after allocation of fair values to tangible assets is allocated to identifiable intangibles and thereafter to goodwill. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized and whether the asset has a finite life for amortization purposes.

Our annual impairment tests involve the use of different valuation techniques, including the income approach and/or market approach, to determine the fair value of our reporting units. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than its carrying value. We recorded an impairment charge of $115.8 million in 2008 as a result of our test. At December 31, 2010 and 2009, no impairment was deeded necessary. Significant and unanticipated changes to these assumptions could require an additional provision for impairment in a future period.

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

It is our intention to permanently reinvest all of the undistributed earnings of our non-United States subsidiaries in such subsidiaries. Accordingly, we have not provided for United States deferred taxes on the undistributed earnings of our non-United States subsidiaries. If a distribution is made to us from the undistributed earnings of these subsidiaries, we could be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these undistributed earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

Recently Issued Accounting Standards

For a discussion of new accounting standards, see the applicable section in Note 1 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We have a $90.0 million revolving credit facility with a maturity of April 2012. At December 31, 2010, we had $36.5 million of borrowings on the facility, and availability is reduced by outstanding letters of credit of $4.1 million. We do not guarantee obligations of any unconsolidated entities.

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

At December 31, 2010 we were exposed to interest rate fluctuations on approximately $58.2 million of bank loans carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $582,000. Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature.

Foreign Currency Exchange Rate Risk

We have designated the United States dollar as the functional currency for our operations in international locations as we contract with customers, purchase equipment and finance capital using the United States dollar. Local currency transaction gains and losses, arising from remeasurement of certain assets and liabilities denominated in local currency, are included in our consolidated statements of income. For the years ended December 31, 2010, 2009 and 2008, we had a net foreign exchange loss of $0.5 million, $0.7 million and $1.2 million, respectively relating to our Drilling and Completion operations. We also conduct international business through our Rental Services and Oilfield Services segments and to control the foreign exchange risk, we provide for payment in United States dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Allis-Chalmers maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control-Integrated Framework issued by the COSO. The effectiveness of Allis-Chalmers internal control over financial reporting as of December 31, 2010 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Certifications

The certifications of Allis-Chalmers’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Allis-Chalmers’ Form 10-K.

ALLIS-CHALMERS ENERGY INC.

By:	/s/ JORGEN RASMUSSEN	By:	/s/ VICTOR M. PEREZ
	Jorgen Rasmussen		Victor Perez
	Chief Executive Officer		Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allis-Chalmers Energy Inc.:

We have audited the accompanying consolidated balance sheets of Allis-Chalmers Energy Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allis-Chalmers Energy Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Allis-Chalmers Energy Inc.:

We have audited Allis-Chalmers Energy Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allis-Chalmers Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allis-Chalmers Energy Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ UHY LLP

Houston, Texas
March 15, 2011

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except for share and per share amounts)

ASSETS
Cash and cash equivalents	$20,940	$41,072
Trade receivables, net of allowance for doubtful accounts of $4,361 and $4,923 at December 31, 2010 and 2009, respectively	144,960	105,059
Inventories	42,140	34,528
Deferred income tax asset	1,835	3,790
Prepaid expenses and other	9,192	13,799

Total current assets	219,067	198,248

Property and equipment, at cost net of accumulated depreciation of $286,062 and $209,782 at December 31, 2010 and 2009, respectively	723,234	746,478
Goodwill	46,333	40,639
Other intangible assets, net of accumulated amortization of $16,835 and $13,973 at December 31, 2010 and 2009, respectively	33,899	32,649
Debt issuance costs, net of accumulated amortization of $8,490 and $6,314 at December 31, 2010 and 2009, respectively	7,405	9,545
Deferred income tax asset	37,602	22,047
Other assets	8,116	31,014

Total assets	$1,075,656	$1,080,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$15,215	$17,027
Trade accounts payable	46,042	34,839
Accrued salaries, benefits and payroll taxes	32,790	22,854
Accrued interest	15,524	15,821
Accrued expenses	30,676	21,918

Total current liabilities	140,247	112,459

Deferred income tax liability	8,240	8,166
Long-term debt, net of current maturities	478,225	475,206
Other long-term liabilities	233	1,142

Total liabilities	626,945	596,973

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, 36,393 shares issued and outstanding at December 31, 20010 and 2009)	34,183	34,183
Common stock, $0.01 par value (200,000,000 shares authorized; 73,722,347 issued and outstanding at December 31, 2010 and 71,378,529 issued and outstanding at December 31, 2009)	737	714
Capital in excess of par value	429,924	422,823
(Accumulated deficit) retained earnings	(16,133)	25,927

Total stockholders’ equity	448,711	483,647

Total liabilities and stockholders’ equity	$1,075,656	$1,080,620

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$659,665	$506,253	$675,948

Operating costs and expenses
Direct costs	498,120	379,437	443,414
Depreciation	84,118	78,276	63,460
Selling, general and administrative	60,434	50,763	62,774
Loss (gain) on asset dispositions	10,624	1,602	(166)
Impairment of goodwill	—	—	115,774
Amortization	4,806	4,722	4,212

Total operating costs and expenses	658,102	514,800	689,468

Income (loss) from operations	1,563	(8,547)	(13,520)

Other income (expense):
Interest expense	(45,825)	(48,145)	(48,411)
Interest income	537	72	5,617
Gain on debt extinguishment	—	26,365	—
Other	(3,211)	(798)	(563)

Total other expense	(48,499)	(22,506)	(43,357)

Loss before income taxes	(46,936)	(31,053)	(56,877)

Income tax benefit	7,424	9,863	17,413

Net loss	(39,512)	(21,190)	(39,464)

Preferred stock dividend	(2,548)	(1,302)	—

Net loss attributed to common stockholders	$(42,060)	$(22,492)	$(39,464)

Loss per common share:
Basic	$(0.59)	$(0.42)	$(1.13)

Diluted	$(0.59)	$(0.42)	$(1.13)

Weighted average number of common shares outstanding:
Basic	71,726	53,669	35,052

Diluted	71,726	53,669	35,052

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
			(In thousands, except share amounts)

Balances, December 31, 2007	—	$—	35,116,035	$351	$326,095	$87,883	$414,329

Net loss	—	—	—	—	—	(39,464)	(39,464)

Issuance of common stock:
Issuance under stock plans	—	—	558,707	6	627	—	633

Stock-based compensation	—	—	—	—	7,902	—	7,902
Tax benefits on stock plans	—	—	—	—	9	—	9

Balances, December 31, 2008	—	—	35,674,742	357	334,633	48,419	383,409

Net loss	—	—	—	—	—	(21,190)	(21,190)
Preferred stock dividend	—	—	—	—	—	(1,302)	(1,302)

Issuance of common stock:
Rights offering, net of offering costs	36,393	34,183	35,683,688	357	85,683	—	120,223
Issuance under stock plans	—	—	20,099	—	43	—	43

Stock-based compensation	—	—	—	—	4,799	—	4,799
Tax benefits on stock plans	—	—	—	—	(2,335)	—	(2,335)

Balances, December 31, 2009	36,393	34,183	71,378,529	714	422,823	25,927	483,647

Net loss	—	—	—	—	—	(39,512)	(39,512)
Preferred stock dividend	—	—	—	—	—	(2,548)	(2,548)

Issuance of common stock:
Business acquisition	—	—	1,000,000	10	1,990	—	2,000
Issuance under stock plans	—	—	1,343,818	13	(1,735)	—	(1,722)

Stock-based compensation	—	—	—	—	8,030	—	8,030
Tax benefits on stock plans	—	—	—	—	(1,184)	—	(1,184)

Balances, December 31, 2010	36,393	$34,183	73,722,347	$737	$429,924	$(16,133)	$448,711

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(39,512)	$(21,190)	$(39,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,924	82,998	67,672
Amortization and write-off of deferred issuance costs	2,214	2,231	2,089
Gain on debt extinguishment	—	(26,365)	—
Impairment of goodwill	—	—	115,774
Stock-based compensation	8,030	4,799	7,902
Allowance for bad debts	368	2,835	3,283
Deferred income taxes	(17,077)	(17,883)	(29,949)
Loss on investment	1,466	—	—
Equity in loss of unconsolidated affiliates	783	—	—
Loss (gain) on sale of property and equipment	680	(948)	(1,762)
Loss (gain) on asset dispositions	10,624	1,602	(166)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivable	(35,683)	49,977	(27,499)
Decrease (increase) in inventories	(5,954)	4,559	(9,719)
Decrease (increase) in prepaid expenses and other assets	11,142	4,628	(1,623)
Decrease in other assets	1,746	1,648	1,224
(Decrease) increase in trade accounts payable	11,061	(27,588)	21,903
(Decrease) increase in accrued interest	(297)	(2,802)	567
(Decrease) increase in accrued expenses	7,438	(4,607)	1,131
(Decrease) in other liabilities	(909)	(1,051)	(1,130)
Increase in accrued salaries, benefits and payroll taxes	9,872	2,662	3,452

Net cash provided by operating activities	54,916	55,505	113,685

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(15,935)	—	(53,709)
Net sales (purchases) of investment interests	368	(1,102)	1,374
Purchases of property and equipment	(102,155)	(78,067)	(154,468)
Deposits on asset commitments	18,347	2,685	(9,901)
Proceeds from asset dispositions	25,000	3,916	3,000
Proceeds from sale of property and equipment	6,638	8,581	11,480

Net cash used in investing activities	(67,737)	(63,987)	(202,224)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	4,000	25,000	25,000
Payments on long-term debt	(42,168)	(64,755)	(9,905)
Net borrowings (repayments) on lines of credit	36,500	(36,500)	36,500
Proceeds from issuance of stock, net of offering costs	—	120,223	—
Payment of preferred stock dividend	(2,548)	(665)	—
Exercise of options and warrants	(1,722)	43	633
Income tax impact of stock-based compensation plans	(1,184)	—	9
Debt issuance costs	(189)	(658)	(525)

Net cash (used) provided by financing activities	(7,311)	42,688	51,712

Net increase (decrease) in cash and cash equivalents	(20,132)	34,206	(36,827)
Cash and cash equivalents at beginning of year	41,072	6,866	43,693

Cash and cash equivalents at end of year	$20,940	$41,072	$6,866

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization of Business

Allis-Chalmers Energy Inc. (“Allis-Chalmers”, “we”, “our” or “us”) was incorporated in Delaware in 1913. We provide services and equipment to oil and natural gas exploration and production companies throughout the United States including Texas, Louisiana, Pennsylvania, West Virginia, Wyoming, Oklahoma, offshore in the Gulf of Mexico, and internationally, primarily in Argentina, Brazil, Bolivia and Mexico. We operate in three sectors of the oil and natural gas service industry: Oilfield Services; Drilling and Completion and Rental Services.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Allis-Chalmers and its subsidiaries. Our subsidiaries at December 31, 2010 are AirComp LLC, Allis-Chalmers Tubular Services LLC, Allis-Chalmers Directional Drilling Services LLC, Allis-Chalmers Rental Services LLC, Allis-Chalmers Production Services LLC, Allis-Chalmers Management LLC, Allis-Chalmers Holdings Inc., American Well Control LLC (“AWC”), DLS Drilling, Logistics & Services Company (“DLS”), DLS Argentina Limited, Tanus Argentina S.A., Petro-Rentals LLC, Rebel Rentals LLC, Allis-Chalmers Drilling LLC, BCH Ltd. (“BCH”), ALY do Brasil Servicos do Petroleo Ltda, Drilling Logistics and Services de Mexico and BCH Energy do Brasil Servicos de Petroleo Ltda. All significant inter-company transactions have been eliminated.

Revenue Recognition

We provide rental equipment, oilfield services and drilling services to our customers at per day, or daywork, and per job contractual rates and recognize the drilling related revenue as the work progresses and when collectibility is reasonably assured. Revenue from daywork contracts is recognized when it is realized or realizable and earned. On daywork contracts, revenue is recognized based on the number of days completed at fixed rates stipulated by the contract. For certain contracts, we receive lump-sum and other fees for equipment and other mobilization costs. Mobilization fees and the related costs are deferred and amortized over the contract terms when material. We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs. Payments from customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as revenues. We recognized revenue from damaged or lost-in-hole equipment of $5.9 million, $4.3 million and $10.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We sell our services to oil and natural gas exploration and production companies. We perform continuing credit evaluations of its customers’ financial condition and although we generally do not require collateral, letters of credit may be required from customers in certain circumstances.

The allowance for doubtful accounts represents our estimate of the amount of probable credit losses existing in our accounts receivable. Significant individual accounts receivable balances which have been outstanding greater than 90 days are reviewed individually for collectibility. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of December 31, 2010 and 2009, we had recorded an allowance for doubtful accounts of $4.4 million and $4.9 million respectively. Bad debt expense was $368,000, $2.8 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first - in, first - out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.

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

The cost of property and equipment currently in service is depreciated over the estimated useful lives of the related assets, which range from two to twenty years. Depreciation is computed on the straight-line method for financial reporting purposes. Capital leases are amortized using the straight-line method over the estimated useful lives of the assets and lease amortization is included in depreciation expense. Depreciation expense charged to operations was $84.1 million, $78.3 million and $63.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. Reporting units are at a business unit level and is one level below our operating segments. We perform impairment tests on the carrying value of our goodwill on an annual basis as of December 31st for each of our reportable segments. Our annual impairment tests involve the use of different valuation techniques, including the income approach and/or market approach, to determine the fair value of our reporting units. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit’s goodwill is less than its carrying value. As a result we recorded an impairment of $115.8 million at December 31, 2008. At December 31, 2010 and 2009, no impairment was deemed necessary. Significant and unanticipated changes to these assumptions could require an additional provision for impairment in a future period.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2010 and 2009. Our senior notes, in the aggregate amount of $430.2 million at both December 31, 2010 and 2009, trade “over the counter” in limited amounts and on an infrequent basis. Based on those trades we estimate the fair value of our senior notes to be approximately $436.1 million and $394.2 million at December 31, 2010 and 2009, respectively. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk. Additionally, due to the turmoil in the financial markets of 2008 and 2009, and its impact on investors of our senior notes, the price at which our senior notes trade may be affected by the investors’ financial distress and need for liquidity.

Concentration of Credit and Customer Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. As of December 31, 2010, we have approximately $1.9 million and $2.7 million of cash and cash equivalents residing in Argentina and Brazil, respectively. Cash and cash equivalents of $1.6 million are restricted in conjunction with financial institution obligations in Brazil. We transact our business with several financial institutions. However, the amount on deposit in one financial institution exceeded the $250,000 federally insured limit at December 31, 2010 by a total of $16.7 million. Management believes that the financial institutions are financially sound and the risk of loss is minimal.

We sell our services to major and independent domestic and international oil and natural gas companies. We perform ongoing credit valuations of our customers and provide allowances for probable credit losses where appropriate. In 2010, 2009 and 2008, one of our customers, Pan American Energy LLC Sucursal Argentina, or Pan American Energy, represented 31.1%, 35.5% and 28.5% of our consolidated revenues, respectively. Revenues from Pan American Energy represented 52.5%, 56.6% and 62.0% of our international revenues in 2010, 2009 and 2008, respectively (see Note 14).

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt. Interest expense related to debt issuance costs were $2.2 million, $2.2 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. For United States federal tax purposes, our tax returns for the tax years 2007 through 2009 remain open for examination by the tax authorities. Our foreign tax returns remain open for examination for the tax years 2002 through 2009. Generally, for state tax purposes, our 2004 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

It is our intention to permanently reinvest all of the undistributed earnings of our non-United States subsidiaries in such subsidiaries. Accordingly, we have not provided for United States deferred taxes on the $100.2 million of undistributed earnings of our non-United States subsidiaries as of December 31, 2010. If a distribution is made to us from the undistributed earnings of these subsidiaries, we could be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these undistributed earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

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

Our net income (loss) for the years ended December 31, 2010, 2009 and 2008 includes approximately $8.0 million, $4.8 million and $7.9 million of compensation costs related to share-based payments, respectively. The tax benefit recorded in association with the share-based payments was $9,000 for the year-ended December 31, 2008. Due to expired unexercised nonqualified stock options and restricted stock vesting at market prices lower than the grant price, we adjusted $1.2 million and $2.3 million of excess tax asset against additional paid in capital for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 there is $6.5 million of unrecognized compensation expense related to non-vested stock based compensation grants.

No options were granted in 2008. See Note 10 for further disclosures regarding stock options. The following assumptions were applied in determining the compensation costs for options granted in 2010 and 2009:

	For the Years Ended December 31,
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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

The components of basic and diluted earnings (deficit) per share are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(39,512)	$(21,190)	$(39,464)
Preferred stock dividend	(2,548)	(1,302)	—

Net loss attributed to common stockholders	$(42,060)	$(22,492)	$(39,464)

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	71,726	53,669	35,052
Effect of potentially dilutive common shares:
Warrants and share based compensation shares	—	—	—

Weighted average common shares outstanding and assumed conversions	71,726	53,669	35,052

Loss per common share:
Basic	$(0.59)	$(0.42)	$(1.13)

Diluted	$(0.59)	$(0.42)	$(1.13)

Potentially dilutive securities excluded as anti-dilutive	15,680	15,059	1,041

Convertible preferred stock and share based compensation shares of approximately 13.5 million, 7.5 million and 332,000 were excluded in the computation of diluted earnings per share for 2010, 2009 and 2008, respectively as the effect would have been anti-dilutive due to the net loss for the year.

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

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. This guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We adopted this guidance effective January 1, 2011, which did not have a material effect on our financial statements.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

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

NOTE 2 — EMPLOYEE BENEFIT PLANS

On June 30, 2003, we adopted a 401(k) Profit Sharing Plan (the “Plan”). The Plan is a defined contribution savings plan designed to provide retirement income to our eligible employees. The Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. It is funded by voluntary pre-tax contributions from eligible employees who may contribute a percentage of their eligible compensation, limited and subject to statutory limits. The Plan is also funded by discretionary matching employer contributions. Eligible employees cannot participate in the Plan until they have attained the age of 21 and completed three-months of service with us. Each participant is 100% vested with respect to the participants’ contributions and our matching contributions. Contributions are invested, as directed by the participant, in investment funds available under the Plan. Matching contributions of approximately $97,000, $349,000 and $1.5 million were paid in 2010, 2009 and 2008, respectively.

NOTE 3 — ACQUISITIONS AND ASSET DISPOSITIONS

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

On July 12, 2010, we acquired AWC for a total consideration of approximately $19.2 million, which included approximately $17.2 million in cash and 1.0 million shares of our common stock. AWC is a leading manufacturer of premium high-pressure valves used in hydraulic fracturing in the unconventional gas shale plays. The following table summarizes the allocation of the purchase price and related acquisition costs to the estimated fair value of the assets acquired at the date of acquisition (in thousands):

Current assets	$7,585
Property and equipment	2,756
Intangible assets, including goodwill	11,749
Other long-term assets	2

Total assets acquired	22,092
Current liabilities	1,527
Long-term liabilities	1,401

Net assets acquired	$19,164

AWC’s historical property and equipment values were increased by approximately $27,000 based on third-party valuations. Goodwill of $5.7 million was recognized for this acquisition and was calculated as the excess of the consideration transferred over the fair value of the net assets acquired. It includes the expected synergies and other benefits that we believe will result from the combined operations and intangible assets that do not qualify for separate recognition such as assembled workforce. Other intangible assets included approximately $5.6 million assigned to customer lists, $400,000 to trade name and $55,000 to non-competes. None of the intangibles are tax deductible. The amortizable intangibles have a weighted-average useful life of 9.9 years. AWC’s financial results since the acquisition are included in our Rental Services segment.

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

During 2010, we recorded a $10.6 million loss on asset disposition in our Drilling and Completion segment. We purchased two drilling rigs that we were unable to operate and returned the rigs to the manufacturer. The loss includes an early repayment penalty of $311,000 on the underlying debt and the write-off of $115,000 of deferred financing fees.

NOTE 4 — INVENTORIES

Inventories are comprised of the following as of December 31 (in thousands):

	2010	2009
Manufactured
Finished goods	$4,238	$2,983
Work in process	2,990	2,299
Raw materials	3,600	884

Total manufactured	10,828	6,166
Rig parts and related inventory	11,565	10,654
Shop supplies and related inventory	9,620	7,762
Chemicals and drilling fluids	4,814	4,381
Rental supplies	1,761	2,134
Hammers	2,380	2,257
Coiled tubing and related inventory	1,046	939
Drive pipe	126	235

Total inventories	$42,140	$34,528

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

NOTE 5 — PROPERTY AND OTHER INTANGIBLE ASSETS

Property and equipment is comprised of the following as of December 31 (in thousands):

	Depreciation Period	2010	2009
Land	—	$2,452	$2,211
Building and improvements	15-20 years	10,201	8,611
Transportation equipment	2-10 years	37,060	33,353
Drill pipe and rental equipment	2 -20 years	390,263	380,185
Drilling, workover and pulling rigs	20 years	255,647	248,780
Machinery and equipment	2-20 years	245,609	226,601
Furniture, computers, software and leasehold improvements	3-10 years	10,839	9,128
Construction in progress — equipment	N/A	57,225	47,391

Total		1,009,296	956,260
Less: accumulated depreciation		(286,062)	(209,782)

Property and equipment, net		$723,234	$746,478

The net book value of equipment recorded under capital leases was $0.0 and $1.0 million as of December 31, 2010 and 2009, respectively. Interest expense capitalized to property and equipment was $827,000, $2.2 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other intangible assets are as follows as of December 31 (in thousands):

	Amortization Period	2010	2009
Intellectual property	10-20 years	$4,229	$3,829
Non-compete agreements	3-5 years	895	2,640
Customer relationships	10-15 years	43,633	38,033
Patents	12-15 years	1,327	1,327
Other intangible assets	2-10 years	650	793

Total		50,734	46,622
Less: accumulated amortization		(16,835)	(13,973)

Other intangibles assets, net		$33,899	$32,649

	2010		2009
	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Intellectual property	$4,229	$1,157	$3,829	$823
Non-compete agreements	895	576	2,640	1,879
Customer relationships	43,633	13,998	38,033	10,209
Patents	1,327	484	1,327	382
Other intangible assets	650	620	793	680

Total	$50,734	$16,835	$46,622	$13,973

Amortization expense related to other intangibles was $4.8 million, $4.7 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future amortization of intangible assets at December 31, 2010 is as follows (in thousands):

	Intangible Amortization by Period
	Years Ended December 31,
	2011	2012	2013	2014	2015 and Thereafter
Intellectual property	$356	$356	$356	$347	$1,657
Non-compete agreements	266	43	10	—	—
Customer relationships	4,092	4,092	4,092	4,071	13,288
Patents	102	102	102	102	435
Other intangible assets	28	2	—	—	—

Total intangible amortization	$4,844	$4,595	$4,560	$4,520	$15,380

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

NOTE 6 — INCOME TAXES

We had a loss before income taxes of $58.2 million, $43.9 million and $95.3 million for United States tax purposes for the years ended December 31, 2010, 2009 and 2008, respectively. We also had income before income taxes of $11.3 million, $12.9 million and $38.4 million reported in non-United States countries for the years ended December 31, 2010, 2009 and 2008, respectively. We treat the withholding taxes incurred by our United States subsidiaries in foreign countries as foreign tax, and we anticipate using those tax payments to offset United States tax. We are required to file a consolidated United States federal income tax return. We file foreign income tax returns in Argentina, Brazil, Bolivia and Canada related to our Drilling and Completion operations.

We recognize the impact of uncertain tax positions in our financial statements, if a tax position is challenged by a taxing authority and there is a more likely than not chance the tax position will be disallowed, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. We identified no uncertain tax positions for the three years in the period ended December 31, 2010.

The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current income tax expense (benefit):
Federal	$(1,123)	$8	$(1,525)
State	580	324	471
Foreign	10,196	7,688	13,590

	9,653	8,020	12,536

Deferred income tax expense (benefit):
Federal	(17,059)	(15,185)	(28,462)
State	(317)	(1,626)	(1,149)
Foreign	299	(1,072)	(338)

	(17,077)	(17,883)	(29,949)

	$(7,424)	$(9,863)	$(17,413)

Significant components of deferred income tax assets as of December 31, were as follows (in thousands):

	2010	2009
Deferred income tax assets:
Amortization	$27,473	$30,902
Net operating loss carryforwards	64,620	40,752
Share-based compensation	1,055	2,199
Foreign tax credits	6,106	992
A-C Product Liability Trust	—	803
Other net future deductible items	2,014	3,083
Valuation allowance	(20,956)	(13,999)

Gross deferred income tax assets	80,312	64,732

Deferred income tax liabilities
Depreciation	(48,115)	(46,050)
Other net future taxable items	(1,000)	(1,011)

Gross deferred income tax liabilities	(49,115)	(47,061)

Net deferred income tax assets	$31,197	$17,671

Net current deferred income tax assets	$1,835	$3,790
Net noncurrent deferred income tax assets	37,602	22,047
Net noncurrent deferred income tax liabilities	(8,240)	(8,166)

Net deferred income tax assets	$31,197	$17,671

Net future tax-deductible items relate primarily to timing differences. Timing differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

The following table reconciles the statutory tax rates to our actual tax rate:

	Years Ended December 31,
	2010	2009	2008
Statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.3)	1.7	0.4
Foreign currency remeasurement	1.1	0.3	2.1
Nondeductible goodwill, permanent differences and other	(19.0)	(4.2)	(5.9)

Effective tax rate	15.8%	31.8%	30.6%

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss and tax credit carryforwards, and could be triggered by a public offering or by subsequent sales of securities by us or our stockholders. This provision has limited the amount of net operating losses available to us currently. Net operating loss carryforwards for tax purposes at December 31, 2010 and 2009 were $115.7 million and $67.8 million, respectively, expiring through 2030.

A valuation allowance is established for deferred tax assets when management, based upon available information, considers it more likely than not that a benefit from such assets will not be realized. As of December 31, 2010 and 2009, the valuation allowance was $21.0 million and $14.0 million, respectively. The valuation allowances relate to net operating losses incurred by BCH, both pre and post acquisition, in which we currently do not have a tax strategy to utilize.

Approximately $6.3 million and $4.4 million of ad valorem, franchise, income, sales and other tax accruals are included in our accrued expense balances of $30.7 million and $21.9 million as of December 31, 2010 and 2009, respectively.

NOTE 7 — DEBT

Our long-term debt consists of the following as of December 31 (in thousands):

	2010	2009
Senior notes	$430,238	$430,238
Revolving line of credit	36,500	—
Bank term loans	25,723	60,744
Insurance premium financing notes	979	997
Capital lease obligations	—	254

Total debt	493,440	492,233
Less: current maturities of long-term debt	15,215	17,027

Long-term debt	$478,225	$475,206

Our weighted average interest rate for current and total debt was approximately 4.2% and 8.5% as of December 31, 2010 and 5.0% and 8.4% as of December 31, 2009, respectively.

Maturities of debt obligations as of December 31, 2010 are as follows (in thousands):

Total
Year Ending:
December 31, 2011	$15,215
December 31, 2012	6,891
December 31, 2013	4,016
December 31, 2014	261,518
December 31, 2015	—
Thereafter	205,800

Total	$493,440

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

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

We had a $90.0 million revolving line of credit with a final maturity date of April 26, 2012 pursuant to a revolving credit agreement that contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9, 2009, we amended our revolving credit agreement to modify the leverage and interest coverage ratio covenants. Effective December 31, 2009, we again amended the leverage and interest coverage ratio covenants of the revolving credit agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement were secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of December 31, 2010 and December 31, 2009. As of December 31, 2010, we had $36.5 million of borrowings outstanding and $4.1 million in outstanding letters of credit under our revolving credit facility. As of December 31, 2009, the only usage of our revolving credit facility consisted of $4.2 million in outstanding letters of credit. The interest rate under our revolving credit facility was based on prime or LIBOR plus a margin. The weighted-average interest rate was 7.8% at December 31, 2010.

As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans was 2.0% and 2.1% as of December 31, 2010 and 2009, respectively. The outstanding amount due under these bank loans as of December 31, 2010 and 2009 was $350,000 and $1.1 million, respectively.

On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling and Completion segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of December 31, 2010 and 2009. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% and 4.4% at December 31, 2010 and 2009, respectively. The outstanding amount under the import finance facility as of December 31, 2010 and 2009 was $14.4 million and $20.1 million, respectively.

As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement was dated June 2007 and contains customary events of default and financial covenants which were based on BCH’s stand-alone financial statements. Obligations under the facility were secured by substantially all of the BCH assets. BCH was in compliance with all debt covenants as of December 31, 2009. The bank waived certain financial ratio covenants for the September 30, 2010 and December 31, 2010 measurement periods. As we could not be certain that BCH would attain compliance with the covenants within one year, we have classified the entire outstanding balance of the loan in the current portion of long-term debt as of December 31, 2010. The facility was repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. The interest rates were based on LIBOR plus a margin. At December 31, 2010 and 2009, the outstanding amount of the loan was $7.0 million and $16.2 million and the interest rate was 3.5%.

On May 22, 2009, we drew down $25.0 million on a new term loan credit facility with a lending institution. The facility was utilized to fund a portion of the purchase price of two new drilling rigs. The loan was secured by the equipment and was repaid in November 2010 when the equipment was returned to the manufacturer. The facility was repayable in quarterly installments of approximately $1.4 million of principal and interest and was to mature in May 2015. The loan bore interest at a fixed rate of 9.0%. At December 31, 2009, the outstanding amount of the loan was $23.4 million.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured.

Notes payable

In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $1.0 million at December 31, 2010. In 2009, we obtained insurance premium financings in the aggregate amount of $3.2 million with a fixed weighted-average interest rate of 4.8%. Under terms of these agreements, amounts outstanding are paid over 10 and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $997,000 at December 31, 2010 and 2009, respectively.

Other debt

As part of our acquisition of BCH, we assumed various capital leases with terms of two to three years. The outstanding balance under these capital leases was $0 and $254,000 at December 31, 2010 and 2009, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

We have placed orders for capital equipment totaling $21.0 million to be received and paid for through 2011. Approximately $4.5 million is for drilling equipment for our Drilling and Completion segment, $10.2 million is for drill pipe for our Rental Services segment and $6.3 million is for various equipment to be utilized by our Oilfield Services segment.

We rent office space and certain other facilities and shop yards for equipment storage and maintenance. Facility rent expense for the years ended December 31, 2010, 2009 and 2008 was $3.7 million, $3.3 million and $2.8 million, respectively.

At December 31, 2010, future minimum rental commitments for all operating leases are as follows (in thousands):

Years Ending:
December 31, 2011	$3,376
December 31, 2012	2,278
December 31, 2013	1,817
December 31, 2014	1,188
December 31, 2015	838
Thereafter	1,721

Total	$11,218

NOTE 9 — STOCKHOLDERS’ EQUITY

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

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

We issued 1.0 million shares of our common stock in connection with the acquisition of AWC in July 2010 (see Note 3).

During 2010, we had restricted stock award grants, vested performance-based restricted stock and options exercised, which resulted in 1,343,818 shares of our common stock being issued and due to net exercise provisions of the grants, we paid $1.7 million for payroll taxes on those net exercises. We recognized approximately $8.0 million of compensation expense related to share-based payments that was recorded as capital in excess of par value (see Note 1). Due to restricted stock vesting at market prices lower than the grant price, we adjusted $1.2 million of excess tax asset against additional paid in capital.

During the year ended December 31, 2010, we declared $2.5 million in dividends on our preferred stock. Accrued dividends of approximately $637,000 were included in our accrued expense balance of $30.7 million as of December 31, 2010. The accrued dividends were paid in January 2011.

NOTE 10 — STOCK OPTIONS

In 2000, we issued stock options and promissory notes to certain directors as compensation for services as directors (See Note 7). Options to purchase 4,800 shares of our common stock were granted with an exercise price of $13.75 per share. These options vested immediately and could have been exercised any time prior to March 28, 2010. As of December 31, 2010, none of the stock options remain outstanding. No compensation expense has been recorded for these options as they were issued with an exercise price equal to the fair value of the common stock at the date of grant.

The 2003 Incentive Stock Plan, or 2003 Plan, as amended, permits us to grant to our key employees and outside directors various forms of stock incentives, including, among others, incentive and non-qualified stock options and restricted stock. The 2003 Plan is administered by the Compensation Committee of the Board, which consists of two or more directors appointed by the Board. The following benefits may be granted under the 2003 Plan: (a) stock appreciation rights; (b) restricted stock; (c) performance awards; (d) incentive stock options; (e) nonqualified stock options; and (f) other stock-based awards. Stock incentive terms are not to be in excess of ten years. The maximum number of shares of our common stock that may be issued under the 2003 Plan shall be the lesser of 3,000,000 shares or 15% of the total number of shares of common stock outstanding.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

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

A summary of our stock option activity and related information is as follows:

	December 31, 2010		December 31, 2009		December 31, 2008
	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Ave. Exercise Price	Shares Under Option	Weighted Avg. Exercise Price
Beginning balance	701,732	$6.31	901,732	$10.95	986,763	$10.77
Granted	1,072,253	3.78	125,000	1.23	—	—
Canceled	(21,967)	8.30	(305,000)	18.18	(13,328)	8.87
Exercised	(1,000)	1.23	(20,000)	2.75	(71,703)	8.83

Ending balance	1,751,018	$4.74	701,732	$6.31	901,732	$10.95

The total intrinsic value of stock options (the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised was approximately $5,000, $36,000 and $542,000 during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $2.2 million of total unrecognized compensation cost related to stock options, with $535,000, $511,000, $506,000, $506,000 and $129,000 to be recognized during the years ended December 31, 2011 through 2015, respectively.

The following table summarizes additional information about our stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price

$ 1.23-2.75	126,000	8.10	$1.25	26,000	7.78	$1.35
3.77-4.87	1,359,086	8.08	3.87	293,500	4.07	4.18
10.85-14.74	265,932	4.96	10.86	265,932	4.96	10.86

$ 1.23-14.74	1,751,018	7.61	$4.74	585,432	4.64	$7.09

The aggregate pretax intrinsic value of stock options outstanding and exercisable was approximately $5.1 million and $1.0 million, respectively, at December 31, 2010. The amount represents the value that would have been received by the option holders had the respective options been exercised on December 31, 2010.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

Restricted Stock Awards

In addition to stock options, our 2003 and 2006 Plans allow for the grant of restricted stock awards, or RSA. A time-lapse RSA is an award of common stock, where each unit represents the right to receive at the end of a stipulated period one unrestricted share of stock with no exercise price. The time-lapse RSA restrictions lapse periodically over an extended period of time not exceeding 10 years. We determine the fair value of RSAs based on the market price of our common stock on the date of grant. Compensation cost for RSAs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures. A performance-based RSA is an award of common stock, where each unit represents the right to receive one unrestricted share of stock with no exercise price at the attainment of established performance criteria. In connection with performance-based RSAs, compensation cost is based on estimated number of shares expected to be issued. During 2010, we granted 1,237,750 performance-based RSAs to executive officers and key employees that vest upon meeting certain financial performance conditions over the next five years. Effective December 29, 2010, we accelerated the vesting of 244,383 shares of time-based restricted stock and 544,000 shares of performance-based restricted stock previously granted to employees. The fair value of the performance-based RSAs were based on third-party valuations.

The following table summarizes activity in our nonvested restricted stock awards:

	December 31, 2010		December 31, 2009		December 31, 2008
	Number of Shares	Weighted Ave. Grant Date Fair Value Per Share	Number of Shares	Weighted Ave. Grant Date Fair Value Per Share	Number of Shares	Weighted Ave. Grant Date Fair Value Per Share
Beginning balance	837,626	$15.63	953,102	$15.34	993,203	$17.45
Granted	2,061,750	3.78	17,000	1.23	258,670	9.47
Vested	(1,193,976)	8.80	(122,276)	11.68	(298,771)	17.26
Forfeited	(3,333)	3.77	(10,200)	12.05	—	—

Ending balance	1,702,067	$6.09	837,626	$15.63	953,102	$15.34

The total fair value of RSA shares that vested during 2010 and 2009 was approximately $6.8 million and $371,000, respectively. As of December 31, 2010, there was approximately $4.3 million of total unrecognized compensation cost related to nonvested RSAs, with $1.7 million, $1.0 million, $769,000, $739,000 and $71,000 to be recognized during the years ended December 31, 2011 through 2015, respectively.

NOTE 11 — STOCK PURCHASE WARRANTS

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

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

NOTE 13 — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and revolving credit facility and (iii) the subsidiaries that are not guarantors of the senior notes and revolving credit facility (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2010

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Assets
Cash and cash equivalents	$—	$16,380	$4,560	$—	$20,940
Trade receivables, net	—	79,100	77,397	(11,537)	144,960
Inventories	—	22,066	20,074	—	42,140
Intercompany receivables	—	120,399	—	(120,399)	—
Note receivable from affiliate	18,359	—	—	(18,359)	—
Prepaid expenses and other	2,068	5,034	3,925	—	11,027

Total current assets	20,427	242,979	105,956	(150,295)	219,067
Property and equipment, net	—	461,187	262,047	—	723,234
Goodwill	—	28,944	17,389	—	46,333
Other intangible assets, net	414	27,278	6,207	—	33,899
Debt issuance costs, net	7,405	—	—	—	7,405
Note receivable from affiliates	1,800	—	—	(1,800)	—
Investments in affiliates	971,661	—	—	(971,661)	—
Other assets	35,633	7,390	2,695	—	45,718

Total assets	$1,037,340	$767,778	$394,294	$(1,123,756)	$1,075,656

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$979	$14,236	$—	$15,215
Trade accounts payable	—	18,634	38,945	(11,537)	46,042
Accrued salaries, benefits and payroll taxes	—	8,983	23,807	—	32,790
Accrued interest	15,310	—	214	—	15,524
Accrued expenses	1,192	18,504	10,980	—	30,676
Intercompany payables	105,389	—	15,010	(120,399)	—
Note payable to affiliate	—	—	18,359	(18,359)	—

Total current liabilities	121,891	47,100	121,551	(150,295)	140,247
Long-term debt, net of current maturities	466,738	—	11,487	—	478,225
Note payable to affiliate	—	—	1,800	(1,800)	—
Other long-term liabilities	—	—	8,473	—	8,473

Total liabilities	588,629	47,100	143,311	(152,095)	626,945

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	737	3,527	42,963	(46,490)	737
Capital in excess of par value	429,924	589,676	137,439	(727,115)	429,924
Retained earnings (deficit)	(16,133)	127,475	70,581	(198,056)	(16,133)

Total stockholders’ equity	448,711	720,678	250,983	(971,661)	448,711

Total liabilities and stock holders’ equity	$1,037,340	$767,778	$394,294	$(1,123,756)	$1,075,656

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2010

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total

Revenues	$—	$280,919	$380,308	$(1,562)	$659,665

Operating costs and expenses
Direct costs	—	177,205	322,477	(1,562)	498,120
Depreciation	—	58,066	26,052	—	84,118
Selling, general and administrative	7,168	38,005	15,261	—	60,434
Loss on asset dispositions	—	10,624	—	—	10,624
Amortization	46	4,014	746	—	4,806

Total operating costs and expenses	7,214	287,914	364,536	(1,562)	658,102

Income (loss) from operations	(7,214)	(6,995)	15,772	—	1,563

Other income (expense):
Equity earnings in affiliates, net of tax	10,118	—	—	(10,118)	—
Interest, net	(42,476)	(506)	(2,306)	—	(45,288)
Other	60	(2,322)	(949)	—	(3,211)

Total other income (expense)	(32,298)	(2,828)	(3,255)	(10,118)	(48,499)

Income (loss) before income taxes	(39,512)	(9,823)	12,517	(10,118)	(46,936)

Income tax benefit (expense)	—	17,096	(9,672)	—	7,424

Net income (loss)	(39,512)	7,273	2,845	(10,118)	(39,512)

Preferred stock dividend	(2,548)	—	—	—	(2,548)

Net income (loss) attributed to common stockholders	$(42,060)	$7,273	$2,845	$(10,118)	$(42,060)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

For the Year Ended December 31, 2010

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Cash Flows from Operating Activities:
Net income (loss)	$(39,512)	$7,273	$2,845	$(10,118)	$(39,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	46	62,080	26,798	—	88,924
Amortization and write-off of deferred financing fees	2,192	22	—	—	2,214
Stock based compensation	8,030	—	—	—	8,030
Allowance for bad debts	—	368	—	—	368
Equity earnings in affiliates	(10,118)	—	—	10,118	—
Deferred income taxes	(14,713)	(2,757)	393	—	(17,077)
Loss on sale of equipment	—	646	34	—	680
Loss on asset dispositions	—	10,624	—	—	10,624
Loss on investment	—	1,466	—	—	1,466
Equity in losses of unconsolidated affiliates	—	783	—	—	783
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(17,248)	(18,435)	—	(35,683)
(Increase) in inventories	—	(4,137)	(1,817)	—	(5,954)
Decrease (increase) in other current assets	(1,917)	7,533	5,526	—	11,142
Decrease in other assets	—	426	1,320	—	1,746
(Decrease) increase in accounts payable	—	(3,979)	15,040	—	11,061
(Decrease) in accrued interest	(62)	(228)	(7)	—	(297)
Increase in accrued expenses	440	5,577	1,421	—	7,438
(Decrease) in other liabilities	—	—	(909)	—	(909)
Increase in accrued salaries, benefits and payroll taxes	—	6,157	3,715	—	9,872

Net cash provided (used) by operating activities	(55,614)	74,606	35,924	—	54,916

Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(15,935)	—	—	(15,935)
Proceeds from sale of investments	—	368	—	—	368
Purchase of property and equipment	—	(75,488)	(26,667)	—	(102,155)
Deposits on asset commitments	—	18,604	(257)	—	18,347
Investment in affiliates	(17,165)	—	—	17,165	—
Notes receivable from affiliates	13,820	—	—	(13,820)	—
Proceeds from asset dispositions	—	25,000	—	—	25,000
Proceeds from sale of equipment	—	6,181	457	—	6,638

Net cash provided (used) in investing activities	(3,345)	(41,270)	(26,467)	3,345	(67,737)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Continued)

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	4,000	—	4,000
Payments on long-term debt	—	(26,281)	(15,887)	—	(42,168)
Borrowings under line of credit	36,500	—	—	—	36,500
Payment of preferred stock dividend	(2,548)	—	—	—	(2,548)
Proceeds from parent contributions	—	17,165	—	(17,165)	—
Accounts receivable from affiliates	—	(39,698)	—	39,698	—
Accounts payable to affiliates	28,102	—	11,596	(39,698)	—
Note payable to affiliate	—	—	(13,820)	13,820	—
Proceeds from exercise of options	(1,722)	—	—	—	(1,722)
Income tax impact of stock-based compensation plans	(1,184)	—	—	—	(1,184)
Debt issuance costs	(189)	—	—	—	(189)

Net cash provided (used) by financing activities	58,959	(48,814)	(14,111)	(3,345)	(7,311)

Net increase (decrease) in cash and cash equivalents	—	(15,478)	(4,654)	—	(20,132)
Cash and cash equivalents at beginning of year	—	31,858	9,214	—	41,072

Cash and cash equivalents at end of year	$—	$16,380	$4,560	$—	$20,940

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2009

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Assets
Cash and cash equivalents	$—	$31,858	$9,214	$—	$41,072
Trade receivables, net	—	47,358	58,962	(1,261)	105,059
Inventories	—	16,271	18,257	—	34,528
Intercompany receivables	—	79,521	767	(80,288)	—
Note receivable from affiliate	28,379	—	—	(28,379)	—
Prepaid expenses and other	891	6,826	9,872	—	17,589

Total current assets	29,270	181,834	97,072	(109,928)	198,248
Property and equipment, net	—	489,921	256,557	—	746,478
Goodwill	—	23,251	17,388	—	40,639
Other intangible assets, net	460	25,236	6,953	—	32,649
Debt issuance costs, net	9,408	137	—	—	9,545
Note receivable from affiliates	4,415	—	—	(4,415)	—
Investments in affiliates	942,378	—	—	(942,378)	—
Other assets	24,366	25,039	3,656	—	53,061

Total assets	$1,010,297	$745,418	$381,626	$(1,056,721)	$1,080,620

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$4,444	$12,583	$—	$17,027
Trade accounts payable	—	12,195	23,905	(1,261)	34,839
Accrued salaries, benefits and payroll taxes	—	2,762	20,092	—	22,854
Accrued interest	15,372	228	221	—	15,821
Accrued expenses	752	11,608	9,558	—	21,918
Intercompany payables	80,288	—	—	(80,288)	—
Note payable to affiliate	—	—	28,379	(28,379)	—

Total current liabilities	96,412	31,237	94,738	(109,928)	112,459
Long-term debt, net of current maturities	430,238	19,941	25,027	—	475,206
Note payable to affiliate	—	—	4,415	(4,415)	—
Other long-term liabilities	—	—	9,308	—	9,308

Total liabilities	526,650	51,178	133,488	(114,343)	596,973

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	714	3,526	42,963	(46,489)	714
Capital in excess of par value	422,823	570,512	137,439	(707,951)	422,823
Retained earnings	25,927	120,202	67,736	(187,938)	25,927

Total stockholders’ equity	483,647	694,240	248,138	(942,378)	483,647

Total liabilities and stock holders’ equity	$1,010,297	$745,418	$381,626	$(1,056,721)	$1,080,620

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2009

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total

Revenues	$—	$202,727	$303,579	$(53)	$506,253

Operating costs and expenses
Direct costs	—	133,629	245,861	(53)	379,437
Depreciation	—	56,886	21,390	—	78,276
Selling, general and administrative	4,054	32,592	14,117	—	50,763
Loss on asset dispositions	—	—	1,602	—	1,602
Amortization	46	3,907	769	—	4,722

Total operating costs and expenses	4,100	227,014	283,739	(53)	514,800

Income (loss) from operations	(4,100)	(24,287)	19,840	—	(8,547)

Other income (expense):
Equity earnings in affiliates, net of tax	1,051	—	—	(1,051)	—
Interest, net	(44,568)	(25)	(3,480)	—	(48,073)
Gain on debt extinguishment	26,365	—	—	—	26,365
Other	62	(155)	(705)	—	(798)

Total other income (expense)	(17,090)	(180)	(4,185)	(1,051)	(22,506)

Income (loss) before income taxes	(21,190)	(24,467)	15,655	(1,051)	(31,053)

Income tax benefit (expense)	—	15,590	(5,727)	—	9,863

Net income (loss)	(21,190)	(8,877)	9,928	(1,051)	(21,190)

Preferred stock dividend	(1,302)	—	—	—	(1,302)

Net income (loss) attributed to common stockholders	$(22,492)	$(8,877)	$9,928	$(1,051)	$(22,492)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

For the Year Ended December 31, 2009

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Cash Flows from Operating Activities:
Net income (loss)	$(21,190)	$(8,877)	$9,928	$(1,051)	$(21,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	46	60,793	22,159	—	82,998
Amortization and write-off of deferred financing fees	2,215	16	—	—	2,231
Gain on debt extinguishment	(26,365)	—	—	—	(26,365)
Stock based compensation	4,799	—	—	—	4,799
Allowance for bad debts	—	2,835	—	—	2,835
Equity earnings in affiliates	(1,051)	—	—	1,051	—
Deferred income taxes	(18,173)	1,569	(1,279)	—	(17,883)
(Gain) loss on sale of equipment	—	(957)	9	—	(948)
Loss on asset dispositions	—	—	1,602	—	1,602
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivables	—	38,074	11,903	—	49,977
Decrease in inventories	—	3,111	1,448	—	4,559
Decrease (increase) in other current assets	7,369	3,279	(6,020)	—	4,628
Decrease (increase) in other assets	(111)	223	1,536	—	1,648
(Decrease) in accounts payable	—	(13,346)	(14,242)	—	(27,588)
(Decrease) increase in accrued interest	(2,560)	228	(470)	—	(2,802)
(Decrease) in accrued expenses	(632)	(2,233)	(1,742)	—	(4,607)
(Decrease) in other liabilities	—	(64)	(987)	—	(1,051)
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(1,171)	3,833	—	2,662

Net cash provided (used) by operating activities	(55,653)	83,480	27,678	—	55,505

Cash Flows from Investing Activities:
Net sales (purchases) of investment interests	(2,393)	—	1,291	—	(1,102)
Purchase of property and equipment	—	(58,142)	(19,925)	—	(78,067)
Deposits on asset commitments	—	1,995	690	—	2,685
Investment in affiliates	(4,100)	—	—	4,100	—
Notes receivable from affiliates	(2,069)	—	—	2,069	—
Proceeds from asset dispositions	—	—	3,916	—	3,916
Proceeds from sale of equipment	—	8,400	181	—	8,581

Net cash provided (used) in investing activities	(8,562)	(47,747)	(13,847)	6,169	(63,987)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Continued)

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	25,000	—	—	25,000
Payments on long-term debt	(47,167)	(4,811)	(12,777)	—	(64,755)
Net repayments on lines of credit	(36,500)	—	—	—	(36,500)
Proceeds from issuance of stock, net of offering costs	120,223	—	—	—	120,223
Payment of preferred stock dividend	(665)	—	—	—	(665)
Proceeds from parent contributions	—	—	4,100	(4,100)	—
Accounts receivable from affiliates	—	(26,834)	(1,952)	28,786	—
Accounts payable to affiliates	28,786	—	—	(28,786)	—
Note payable to affiliate	—	—	2,069	(2,069)	—
Proceeds from exercise of options	43	—	—	—	43
Debt issuance costs	(505)	(153)	—	—	(658)

Net cash provided (used) by financing activities	64,215	(6,798)	(8,560)	(6,169)	42,688

Net increase in cash and cash equivalents	—	28,935	5,271	—	34,206
Cash and cash equivalents at beginning of year	—	2,923	3,943	—	6,866

Cash and cash equivalents at end of year	$—	$31,858	$9,214	$—	$41,072

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2008

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total

Revenues	$—	$384,649	$291,335	$(36)	$675,948

Operating costs and expenses
Direct costs	—	217,360	226,090	(36)	443,414
Depreciation	—	49,177	14,283	—	63,460
Selling, general and administrative	6,924	45,147	10,703	—	62,774
Gain on asset dispositions	—	(166)	—	—	(166)
Impairment of goodwill	—	115,774	—	—	115,774
Amortization	46	4,133	33		4,212

Total operating costs and expenses	6,970	431,425	251,109	(36)	689,468

Income (loss) from operations	(6,970)	(46,776)	40,226	—	(13,520)

Other income (expense):
Equity earnings in affiliates, net of tax	9,161	—	—	(9,161)	—
Interest, net	(41,727)	57	(1,124)	—	(42,794)
Other	72	88	(723)	—	(563)

Total other income (expense)	(32,494)	145	(1,847)	(9,161)	(43,357)

Income (loss) before income taxes	(39,464)	(46,631)	38,379	(9,161)	(56,877)

Income tax benefit (expense)	—	29,580	(12,167)	—	17,413

Net income (loss)	$(39,464)	$(17,051)	$26,212	$(9,161)	$(39,464)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

For the Year Ended December 31, 2008

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Cash Flows from Operating Activities:
Net income (loss)	$(39,464)	$(17,051)	$26,212	$(9,161)	$(39,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46	53,310	14,316	—	67,672
Amortization and write-off of debt issuance costs	2,089	—	—	—	2,089
Impairment of goodwill	—	115,774	—	—	115,774
Stock based compensation	7,902	—	—	—	7,902
Allowance for bad debts	—	3,283	—	—	3,283
Equity earnings in affiliates	(9,161)	—	—	9,161	—
Deferred income taxes	(13,620)	(16,959)	630	—	(29,949)
(Gain) on sale of equipment	—	(1,485)	(277)	—	(1,762)
(Gain) on asset dispositions	—	(166)	—	—	(166)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(7,168)	(20,331)	—	(27,499)
(Increase) in inventories	—	(7,037)	(2,682)	—	(9,719)
(Increase) decrease in other current assets	211	219	(2,053)	—	(1,623)
(Increase) decrease in other assets	(138)	(83)	1,445	—	1,224
Increase in accounts payable	—	9,427	12,476	—	21,903
(Decrease) increase in accrued interest	223	(33)	377	—	567
(Decrease) increase in accrued expenses	(1,379)	3,823	(1,313)	—	1,131
(Decrease) in other liabilities	(31)	(178)	(921)	—	(1,130)
Increase in accrued salaries, benefits and payroll taxes	—	221	3,231	—	3,452

Net cash provided (used) by operating activities	(53,322)	135,897	31,110	—	113,685

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	—	(53,709)	—	(53,709)
Net sales of investment interests	—	1,374	—	—	1,374
Purchase of property and equipment	—	(81,724)	(72,744)	—	(154,468)
Deposits on asset commitments	—	(20,667)	10,766	—	(9,901)
Investment in affiliates	(58,370)	—	—	58,370	—
Notes receivable from affiliates	(6,075)	—	—	6,075	—
Proceeds from asset dispositions	—	3,000	—	—	3,000
Proceeds from sale of equipment	—	11,046	434	—	11,480

Net cash provided (used) in investing activities	(64,445)	(86,971)	(115,253)	64,445	(202,224)

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Continued)

	Allis- Chalmers (Parent/ Guarantor)	Subsidiary Guarantors	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	25,000	—	25,000
Payments on long-term debt	—	(6,029)	(3,876)	—	(9,905)
Net borrowings on lines of credit	36,500	—	—	—	36,500
Proceeds from parent contributions	—	—	58,370	(58,370)	—
Accounts receivable from affiliates	81,150	—	—	(81,150)	—
Accounts payable to affiliates	—	(81,150)	—	81,150	—
Note payable to affiliate	—	—	6,075	(6,075)	—
Proceeds from exercise of options	633	—	—	—	633
Tax benefit on stock plans	9	—	—	—	9
Debt issuance costs	(525)	—		—	(525)

Net cash provided (used) by financing activities	117,767	(87,179)	85,569	(64,445)	51,712

Net increase (decrease) in cash and cash equivalents	—	(38,253)	1,426	—	(36,827)
Cash and cash equivalents at beginning of year	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of year	$—	$2,923	$3,943	$—	$6,866

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

NOTE 14 — RELATED PARTY TRANSACTIONS

Our largest customer is Pan American Energy, or PAE. PAE is now wholly owned by Bridas Corporation, and Bridas Corporation is owned 50% by Bridas Energy Holdings Ltd and 50% by CNOOC International Limited. Alejandro P. Bulgheroni, one of the directors of our parent company, may be deemed to indirectly beneficially own 50% of the outstanding capital stock of Bridas Energy Holdings Ltd and is a member of the Management Committee of PAE. In 2010, 2009 and 2008, PAE represented 31.1%, 35.5%, and 28.5% of our consolidated revenues, respectively. At December 31, 2010 and 2009, we had trade receivables with PAE of $22.0 million and $11.0 million, respectively.

In 2010, 2009 and 2008, we derived revenue of approximately $5.2 million, $3.3 million and $1.0 million from BEUSA Energy, Inc., or BEUSA, a company controlled by Alejandro P. Bulgheroni. At December 31, 2010 and 2009, we had trade receivables from BEUSA of approximately $1.0 million and $1.2 million, respectively.

Lime Rock Partners III, L.P., an affiliated fund of Lime Rock Partners V, L.P., owns a majority stake in the parent company of GES Global Energy Services, Inc., or Global Energy, a Houston based global supplier of drilling rigs and rig components. In 2008, we ordered two drilling rigs from Global Energy for an aggregate value of approximately $34.7 million. We took delivery of these rigs during 2010. Saad Bargach and John Reynolds are each a Managing Director of Lime Rock Management LP, the manager for Lime Rock Partners III, L.P. and Lime Rock Partners V, L.P. Messrs. Bargach and Reynolds are also directors of our parent company. As of December 31, 2010, Lime Rock Partners V, L.P. held 19,889,044 shares of our common stock, representing approximately 27.0% of our issued and outstanding shares. In addition, at December 31, 2010, Lime Rock Partners V, L.P. owned 36,393 shares of preferred stock which are convertible into 14,202,146 shares of our common stock. At December 31, 2010, through its ownership of common and preferred stock, Lime Rock Partners V, L.P. controlled, in the aggregate, 35% of our stockholders’ voting power.

NOTE 15 — SEGMENT INFORMATION

All of our segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments plus the corporate function are reported below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Oilfield Services	$210,617	$143,564	$280,835
Drilling & Completion	378,154	303,975	291,335
Rental Services	70,894	58,714	103,778

Total revenues	$659,665	$506,253	$675,948

Operating Income (Loss):
Oilfield Services	$15,393	$(14,691)	$38,643
Drilling & Completion	4,369	19,222	40,226
Rental Services	4,115	140	(74,361)
General corporate	(22,314)	(13,218)	(18,028)

Total income (loss) from operations	$1,563	$(8,547)	$(13,520)

Depreciation and Amortization Expense:
Oilfield Services	$32,294	$30,589	$24,725
Drilling & Completion	26,422	22,321	14,316
Rental Services	29,927	29,791	28,131
General corporate	281	297	500

Total depreciation and amortization expense	$88,924	$82,998	$67,672

Capital Expenditures:
Oilfield Services	$26,586	$11,357	$58,400
Drilling & Completion	60,214	58,393	73,362
Rental Services	14,626	8,230	22,550
General corporate	729	87	156

Total capital expenditures	$102,155	$78,067	$154,468

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

	As of December 31,
	2010	2009	2008
Goodwill:
Oilfield Services	$23,250	$23,250	$23,250
Drilling & Completion	17,389	17,389	20,023
Rental Services	5,694	—	—
General corporate	—	—	—

Total goodwill	$46,333	$40,639	$43,273

Assets:
Oilfield Services	$267,405	$255,899	$309,901
Drilling & Completion	426,633	441,482	411,486
Rental Services	310,077	307,283	360,376
General corporate	71,541	75,956	33,288

Total assets	$1,075,656	$1,080,620	$1,115,051

	Years Ended December 31,
	2010	2009	2008
Revenues:
United States	$268,883	$188,436	$365,529
Argentina	307,194	243,913	288,792
Brazil	40,716	43,564	—
Other international	42,872	30,340	21,627

Total revenues	$659,665	$506,253	$675,948

	As of December 31,
	2010	2009	2008
Long Lived Assets:
United States	$536,750	$572,727	$573,975
Argentina	167,137	168,681	212,456
Brazil	86,949	82,477	79,568
Other international	65,753	58,487	23,814

Total long lived assets	$856,589	$882,372	$889,813

	Oilfield Services	Drilling & Completion	Rental Services	Total
Goodwill:
Balance as of December 31, 2007	$30,493	$1,523	$106,382	$138,398
Goodwill acquired during period	3,000	18,500	—	21,500
Asset dispositions	(851)	—	—	(851)
Impairment charges	(9,392)	—	(106,382)	(115,774)

Balance as of December 31, 2008	23,250	20,023	—	43,273
Purchase price and other adjustments	—	(2,634)	—	(2,634)

Balance as of December 31, 2009	23,250	17,389	—	40,639
Goodwill acquired during period	—	—	5,694	5,694

Balance as of December 31, 2010	$23,250	$17,389	$5,694	$46,333

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

NOTE 16 — SUPPLEMENTAL CASH FLOWS INFORMATION (in thousands)

	Years Ended December 31,
	2010	2009	2008

Interest paid	$43,940	$49,605	$46,541

Income taxes paid	$3,575	$6,242	$20,670

Other non-cash investing and financing transactions:
Insurance premiums financed	$2,875	$3,204	$2,995
Assets transferred as investment in joint venture	—	1,639	—
Receivable related to sale of investment	274	—	—
Preferred stock dividend	2,548	637	—
Tax benefit on stock plans	—	2,335	—

Non-cash investing and financing transactions in connection with acquisitions:
Fair value of Property and equipment	$—	$—	$—
Fair value of goodwill and other intangibles	2,000	(1,343)	3,000

	$2,000	$(1,343)	$3,000

Accrued expense	$—	$(1,343)	$3,000
Stockholders’ equity	2,000	—	—

	$2,000	$(1,343)	$3,000

Non-cash investing and financing transactions in connection with asset disposition:
Value of goodwill and other intangibles disposed	$—	$—	$2,246
Value of inventory financed	—	—	509
Value of property and equipment disposed	—	—	337
Accrued expenses	—	—	10

Fair value of note receivable	$—	$—	$3,102

NOTE 17 — LEGAL MATTERS

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

Various plaintiffs in the Texas Actions filed competing motions to consolidate the suits, to appoint their counsel as interim class counsel and to compel expedited discovery. On September 16, 2010, the defendants filed joint motions to stay the Texas Actions in favor of a first-filed Delaware lawsuit, and opposing the motions for expedited discovery. There is no hearing date set for these motions. The parties to the Texas State Court actions have agreed that the various defendants need not respond to the petitions until after lead counsel is appointed, a consolidated amended petition is filed and served or, alternatively, an active petition is designated by lead counsel.

ALLIS-CHALMERS ENERGY INC.

Notes to Consolidated Financial Statements-(Continued)

On September 21, 2010, the plaintiffs in the Delaware Actions wrote the court seeking consolidation of the Delaware cases. Defendants did not oppose consolidation and took no position regarding lead plaintiff. On September 29, 2010, the Delaware court granted the motion to consolidate. Previously, on September 16, 2010, Seawell and Wellco answered the first-filed Girard Complaint, which is the operative complaint post-consolidation. We answered the consolidated complaint on October 4, 2010. On January 26, 2011, the plaintiffs in the Delaware Actions filed an amended complaint that included, among other claims, allegations that the disclosures made by Defendants concerning the merger are incomplete and misleading. Also on January 26, 2011, the plaintiffs in the Delaware Actions filed a motion to expedite proceedings for discovery and briefing and to set a date and time to hear their application for a preliminary injunction to enjoin the merger. Following a hearing, on February 3, 2011, the Delaware court denied plaintiffs’ motion.

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

NOTE 18 — SUBSEQUENT EVENT

On August 12, 2010, we entered into a merger agreement with Seawell Limited, or Seawell, and Wellco Sub Company, a wholly owned subsidiary of Seawell. On February 23, 2011, the merger transactions closed and we merged with and into Wellco Sub Company, becoming a wholly owned subsidiary of Seawell under the name “Allis-Chalmers Energy Inc.” Following the merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer; however, our legal name will remain “Allis-Chalmers Energy Inc.” until further notice.

In connection with the merger we repaid and cancelled our $90.0 million revolving credit facility as well as the BCH term loan. Vesting of all outstanding options and restricted stock were accelerated upon the closing of the merger.

NOTE 19 — SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year 2010
Revenues	$140,370	$158,644	$174,288	$186,363
Operating income (loss)	(752)	4,134	11,545	(13,364)
Net loss attributed to common stockholders	$(10,168)	$(6,016)	$(3,203)	$(22,673)

Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.04)	$(0.31)

Diluted	$(0.14)	$(0.08)	$(0.04)	$(0.31)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year 2009
Revenues	$145,103	$112,505	$120,016	$128,629
Operating income (loss)	7,771	(12,543)	(3,070)	(705)
Net loss attributed to common stockholders	$(2,605)	$(125)	$(10,280)	$(9,482)

Income (loss) per common share:
Basic	$(0.07)	$0.00	$(0.14)	$(0.13)

Diluted	$(0.07)	$0.00	$(0.14)	$(0.13)

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2010. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were effective at reaching a reasonable level of assurance of achieving the desired objective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Business Ethics and Conduct for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which sets the tone of our company. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that assessment, concluded that, as of December 31, 2010, our internal controls over financial reporting are effective based on these criteria.

Management Report on Internal Control Over Financial Reporting.

Our Management Report on Internal Controls Over Financial Reporting can be found in Item 8 of this report. UHY LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2010, which can be found in Item 8 of this report.

(c) Change in Internal Control Over Financial Reporting.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART  III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to Instruction I of Form 10-K. (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K. (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to Instruction I of Form 10-K. (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K. (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees for professional services rendered by UHY LLP during the years ended December 31, 2010 and 2009.

	Fiscal Year
Fee Category	2010	2009

Audit Fees(1)	$813,661	$863,096
Audit Related Fees(2)	171,022	20,026
Tax Fees	—	—
All Other Fees	—	—

	$984,683	$883,122

(1)	Includes fees and out-of-pocket charges paid for audit of our annual financial statements and reviews of the related quarterly financial statements.

(2)	Includes fees paid for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting and reporting consultations.

UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

Pre-Approval Policies and Procedures

Prior to our merger with Seawell, we had a policy that the Audit Committee must approve in advance all audit and non-audit services provided by our independent accountants. All of the audit and audit-related services, and the fees therefor, provided by UHY LLP in 2010 and 2009 were pre-approved by the Audit Committee. As a result of the merger with Seawell, our company no longer has an Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements: The following financial statements for Allis-Chalmers Energy Inc. and Subsidiaries are included in Item 8. “Financial Statements and Supplementary Data”

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

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

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Allis-Chalmers Energy Inc.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expense	Additions Charged to Other Account	Deductions	Balance at End of Period
	(In thousands)
Year Ended December 31, 2010:
Allowance for doubtful accounts	$4,923	$368	$—	$(930)	$4,361
Deferred tax assets valuation allowance	13,999	6,957	—	—	20,956
Year Ended December 31, 2009:
Allowance for doubtful accounts	4,205	2,835	—	(2,117)	4,923
Deferred tax assets valuation allowance	13,265	2,076	(1,342)	—	13,999
Year Ended December 31, 2008:
Allowance for doubtful accounts	1,924	3,283	—	(1,002)	4,205
Deferred tax assets valuation allowance	—	—	13,265	—	13,265

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2011.

ALLIS-CHALMERS ENERGY INC.

/s/ JORGEN RASMUSSEN
Jorgen Rasmussen
Chief Executive Officer and Chairman

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ JORGEN RASMUSSEN Jorgen Rasmussen	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2011

/s/ VICTOR M. PEREZ Victor M. Perez	Chief Financial Officer (Principal Financial Officer)	March 15, 2011

/s/ THORLEIF EGELI Thorleif Egeli	Director	March 15, 2011

/s/ LARS BETHUELSEN Lars Bethuelsen	Director	March 15, 2011

/s/ MAX BOUTHILLETTE Max Bouthillette	Director	March 15, 2011

EXHIBIT INDEX

Exhibit	Description

2.1	First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated September 14, 1988, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to Registrant’s Current Report on Form 8-K dated December 1, 1988).

2.2	Reorganization Trust Agreement dated September 14, 1988 by and between Registrant and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

2.3	Agreement and Plan of Merger dated as of May 9, 2001 by and among Registrant, Allis-Chalmers Acquisition Corp. and Oil Quip Rentals, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2001).

2.4	Stock Purchase Agreement dated February 1, 2002 by and between Registrant and Jens H. Mortensen, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).

2.5	Stock Purchase Agreement dated February 1, 2002 by and among Registrant, Energy Spectrum Partners LP, and Strata Directional Technology, Inc. (incorporated by reference to Exhibit 2.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

2.6	Stock Purchase Agreement dated August 10, 2004 by and among Allis-Chalmers Corporation and the investors named thereto (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

2.7	Amendment to Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

2.8	Addendum to Stock Purchase Agreement dated September 24, 2004 (incorporated by reference to Exhibit 10.55 to Registrant’s Current Report on Form 8-K filed on September 30, 2004).

2.9	Asset Purchase Agreement dated November 10, 2004 by and among AirComp LLC, a Delaware limited liability company, Diamond Air Drilling Services, Inc., a Texas corporation, and Marquis Bit Co., L.L.C., a New Mexico limited liability company, Greg Hawley and Tammy Hawley, residents of Texas and Clay Wilson and Linda Wilson, residents of New Mexico (incorporated by reference to Exhibit 10.61 to the Registrant’s Current Report on Form 8-K filed on November 16, 2004).

2.10	Purchase Agreement and related Agreements by and among Allis-Chalmers Corporation, Chevron USA, Inc., Dale Redman and others dated December 10, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004).

2.11	Stock Purchase Agreement dated April 1, 2005, by and among the Registrant, Thomas Whittington, Sr., Werlyn R. Bourgeois and SAM and D, LLC. (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

2.12	Stock Purchase Agreement effective May 1, 2005, by and among the Registrant, Wesley J. Mahone, Mike T. Wilhite, Andrew D. Mills and Tim Williams (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on May 6, 2005).

2.13	Purchase Agreement dated July 11, 2005 among the Registrant, Mountain Compressed Air, Inc. and M-I, L.L.C. (incorporated by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).

2.14	Asset Purchase Agreement dated July 11, 2005 between AirComp LLC, W.T. Enterprises, Inc. and William M. Watts (incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).

Exhibit	Description

2.15	Asset Purchase Agreement by and between Patterson Services, Inc. and Allis-Chalmers Tubular Services, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005).

2.16	Stock Purchase Agreement dated as of December 20, 2005 between the Registrant and Joe Van Matre (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

2.17	Stock Purchase Agreement, dated as of April 27, 2006, by and among Bridas International Holdings Ltd., Bridas Central Company Ltd., Associated Petroleum Investors Limited, and the Registrant. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

2.18	Stock Purchase Agreement, dated as of October 17, 2006, by and between Allis-Chalmers Production Services, Inc. and Randolph J. Hebert (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006).

2.19	Asset Purchase Agreement, dated as of October 25, 2006, by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006).

2.20	Agreement and Plan of Merger by and among the Registrant, Bronco Drilling Company, Inc. and Elway Merger Sub, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2008).

2.21	First Amendment, dated as of June 1, 2008, to the Agreement and Plan of Merger, by and among the Registrant, Elway Merger Sub, Inc. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2008).

2.22	Stock Purchase Agreement, dated December 19, 2008, by and between the Registrant and BrazAlta Resources Corp. (incorporated by reference to Exhibit 2.22 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2009).

2.23	Agreement and Plan of Merger, dated as of August 12, 2010, by and among Seawell Limited, Wellco Sub Company and Allis-Chalmers Energy Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2010).

2.24	Amendment Agreement, dated as of October 1, 2010, by and among Seawell Limited, Wellco Sub Company and Allis-Chalmers Energy Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2010).

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Certificate of Designation, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock ($.01 Par Value) of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).

3.3	Second Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1. to the Registrant’s Current Report of Form 8-K filed April 3, 2008).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2004 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 5, 2005 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed January 11, 2005).

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2005 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).

Exhibit	Description

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 9, 2009 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2009).

3.8	Certificate of Designations of 7% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2009).

3.9	Certificate of Amendment to Certificate of Designations of 7.0% Convertible Perpetual Preferred Stock of the Registrant, dated February 23, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

3.10	Certificate of Merger of the Registrant with and into Wellco Sub Company, dated February 23, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

4.1	Specimen Stock Certificate of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.2	Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.3	Registration Rights Agreement dated as of January 29, 2007 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.4	Registration Rights Agreement dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.5	Registration Rights Agreement dated as of August 14, 2006 by and among the Registrant, the guarantors listed on Schedule A thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

4.6	Indenture dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.7	First Supplemental Indenture dated as of August 11, 2006 by and among Allis-Chalmers GP, LLC, Allis-Chalmers LP, LLC, Allis-Chalmers Management, LP, Rogers Oil Tool Services, Inc., the Registrant, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

4.8	Second Supplemental Indenture dated as of January 23, 2007 by and among Petro-Rentals, Incorporated, the Registrant, the other Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2007).

4.9	Third Supplemental Indenture, dated February 23, 2011, by and among the Registrant, the other Guarantors parties thereto and Wells Fargo Bank N.A., as Trustee, relating to the 9.0% Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

4.10	Indenture, dated as of January 29, 2007, by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.11	Supplemental Indenture, dated February 23, 2011, by and among the Registrant, the other Guarantors parties thereto and Wells Fargo Bank N.A., as Trustee, relating to the 8.5% Senior Notes due 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

Exhibit	Description

4.12	Form of 9.0% Senior Note due 2014 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.13	Form of 8.5% Senior Note due 2017 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.14	Investment Agreement, dated May 20, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

4.15	First Amendment to Investment Agreement, dated June 25, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2009).

4.16	Second Amendment to Investment Agreement, dated September 1, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2009).

4.17	Third Amendment to Investment Agreement, dated September 1, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010).

4.18	Fourth Amendment to Investment Agreement, dated July 14, 2010, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2010).

4.19	Fifth Amendment to Investment Agreement, dated September 27, 2010, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010).

4.20	Registration Rights Agreement, dated June 26, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2009).

10.1	Amended and Restated Retiree Health Trust Agreement dated September 14, 1988 by and between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.2	Amended and Restated Retiree Health Trust Agreement dated September 18, 1988 by and between Registrant and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.3	Product Liability Trust Agreement dated September 14, 1988 by and between Registrant and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.4*	Allis-Chalmers Savings Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.5*	Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.6	Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

Exhibit	Description

10.7	Letter Agreement dated May 9, 2001 by and between Registrant and the Pension Benefit Guarantee Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2001).

10.8	Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation and others (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2001).

10.9*	Executive Employment Agreement, dated April 1, 2007, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007).

10.10*	Amendment to Executive Employment Agreement, dated as of December 31, 2008, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).

10.11*	Amended and Restated Employment Agreement, dated August 5, 2009, between the Registrant and Victor M. Perez. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2009).

10.12*	Employment Agreement, effective April 1, 2010, by and between the Registrant and Victor M. Perez (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.13*	Amendment to Executive Employment Agreement, dated effective as of February 22, 2011, by and between the Registrant and Victor M. Perez (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011).

10.14*	Employment Agreement, effective April 1, 2010, by and between the Registrant and Theodore F. Pound (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.15*	Amendment to Executive Employment Agreement, dated effective as of February 22, 2011, by and between the Registrant and Theodore F. Pound III (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011).

10.16*	Employment Agreement, effective April 1, 2010, by and between the Registrant and Terrence P. Keane (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.17*	Employment Agreement, effective April 1, 2010, by and between the Registrants and Mark Patterson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.18*	Employment Agreement, effective April 1, 2010, by and between Allis-Chalmers Directional Drilling Services LLC and David K. Bryan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.19*	Employment Agreement, effective April 21, 2010, by and between DLS Argentina Limited and Carlos F. Etcheverry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2010).

10.20	Strategic Agreement dated July 1, 2003 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

10.21	Amendment No. 1 dated May 18, 2005 to Strategic Agreement between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

10.22	Amendment No. 2 dated January 1, 2006 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

Exhibit	Description

10.23	Investor Rights Agreement, dated December 18, 2006, by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2006).

10.24	First Amendment to Investor Rights Agreement, by and among the Registrant and the holders named thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008).

10.25	Investors Rights Agreement dated as of August 18, 2006 by and among the Registrant and the investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

10.26*	2003 Incentive Stock Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).

10.27*	Form of Option Certificate issued pursuant to 2003 Incentive Stock Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28*	Second Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2009).

10.29*	Form of Employee Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.30*	Form of Employee Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.31*	Form of Employee Incentive Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.32*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.33*	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.34*	Form of Performance Award Agreement, as amended and restated effective March 3, 2010, pursuant to the Registrants’ 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2010).

10.35	Second Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-Q filed on May 10, 2007).

10.36	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 3, 2007, by and among the Registrant, the guarantors named thereto, Royal Bank of Canada and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007).

10.37	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 29, 2008, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).

10.38	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009).

Exhibit	Description

10.39	Fourth Amendment to Second Amended and Restated Credit Agreement, dated May 20, 2009, by and among Allis-Chalmers Energy Inc., the subsidiary guarantors party thereto, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

10.40	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2009).

10.41	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of February 25, 2010, by and among the Company, as borrower, certain subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).

10.42	Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of November 12, 2010, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010).

10.43*	Amended and Restated Performance award Agreement, dated March 11, 2009, between Allis-Chalmers Energy Inc. and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009).

10.44*	Amended and Restated Performance Award Agreement, dated August 5, 2009, between Allis-Chalmers Energy Inc. and Victor M. Perez (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2009).

10.45*	Letter agreements dated March 9, 2009, by each of Munawar H. Hidayatallah, Victor M. Perez, Theodore F. Pound III, David Bryan, Terrence P. Keane and Mark Patterson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009).

23.1 †	Consent of UHY LLP.

31.1 †	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement
†	Filed herewith.