Form 10-K/A
period 2010-12-31
Allis Chalmers Energy Inc.
filed 2011-09-01
CIK 3982

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

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
     As of August 26, 2011 there were 1,000 shares of common stock issued and outstanding.
     Allis-Chalmers Energy Inc. meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

DEFINITIONS

“blow out preventers”	A large safety device placed on the surface of an oil or natural gas well to maintain high pressure well bores.

“booster”	A machine that increases the pressure and/or volume of air when used in conjunction with a compressor or a group of compressors.

“capillary tubing”	A small diameter tubing installed in producing wells and through which chemicals are injected to enhance production and reduce corrosion and other problems.

“casing”	A pipe placed in a drilled well to secure the well bore and formation.

“choke manifolds”	An arrangement of pipes, valves and special valves on the rig floor that controls pressure during drilling by diverting pressure away from the blow-out preventers and the annulus of the well.

“coiled tubing”	A small diameter tubing used to service producing and problematic wells and to work in high pressure applications during drilling, production and workover operations.

“directional drilling”	The technique of drilling a well while varying the angle of direction of a well and changing the direction of a well to hit a specific target.

“double studded adapter”	A device that joins two dissimilar connections on certain equipment, including valves, piping and blow-out preventers.

“drill pipe”	A pipe that attaches to the drill bit to drill a well.

“foam unit”	A compressor, a booster, a mist pump and a fuel tank all mounted together on one flat bed trailer to be used for completion, workover and/or shallow drilling operations. Foam units are designed to provide a small footprint and easy transport.

“horizontal drilling”	The technique of drilling wells at a 90-degree angle.

“land drilling rig”	Composed of a drawworks or hoist, a derrick, a power plant, rotating equipment and pumps to circulate the drilling fluid and the drill string.

“measurement-while-drilling”	The technique used to measure direction and angle while drilling a well.

“mist pump”	A drilling pump that uses mist as the circulation medium for injecting small amounts of foaming agent, corrosion agent and other chemical solutions into the well.

“pulling rig”	A type of well-servicing rig used to pull downhole equipment, such as tubing, rods or the pumps from a well, and replace them when necessary. A pulling rig is also used to set downhole tools and perform lighter jobs.

“service rig”	A type of well-servicing rig which can function as either a workover or as a pulling rig.

“spacer spools”	High pressure connections or links which are stacked to elevate the blow out preventers to the drilling rig floor.

“spiral heavy weight drill pipe”	A heavy drill pipe used for special applications primarily in directional drilling. The “spiral” design increases flexibility and penetration of the pipe.

“straight-hole drilling”	The technique of drilling that allows very little or no vertical deviation.

“test plugs”	A device used to test the connections of well heads and the blow out preventers.

“tubing”	A pipe placed inside the casing to allow the well to produce.

“tubing work strings”	The tubing used on workover rigs through which high pressure liquids, gases or mixtures are pumped into a well to perform production operations.

“underbalanced drilling”	A technique in which oil, natural gas, or geothermal wells are drilled by creating a pressure within the well that is lower than the reservoir pressure. The result is increased rate of penetration, reduced formation damage and reduced drilling costs.

“wear bushings”	A device placed inside a wellhead to protect the wellhead from wear.

“workover rigs”	Similar to a land drilling rig, however, they are smaller than the drilling rig for the same depth of well. These rigs are used to complete the drilled wells or to repair them whenever necessary.

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
     Further information about the risks and uncertainties that may impact us are described in “Risk Factors” beginning on page - 11 - of this annual report. You should read those sections carefully. You should not place undue reliance on forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date of this annual report or currently unknown facts or conditions or the occurrence of unanticipated events.
EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on March 15, 2011 (the “Original Filing”) to amend and restate our audited financial statements and related disclosures for the year ended December 31, 2010, as discussed in Note 2 to the accompanying restated audited financial statements.
     On July 25, 2011, our management concluded that the previously filed consolidated financial statements for the fourth quarter and for the year ended December 31, 2010 were no longer reliable. The restatement is necessitated by our determination that positive evidence available at year end 2010 was not sufficient to overcome the negative evidence around the deferred tax assets and to justify not booking a valuation allowance against federal income tax assets and foreign tax credits. The correction of this error resulted in a $37.4 million increase in the deferred tax valuation allowance and income tax expense. As a result of this determination, management concluded that a material weakness in the Company’s internal control over financial reporting over the calculation and valuation of deferred tax assets, the related income tax provision and the related financial statement disclosures existed as of December 31, 2010. Further explanation of the error and the impact on Allis-Chalmers’ financial statements and internal control over financial reporting is contained in Note 2 to the financial statements contained in Part II, Item 8 and in Part 9 of this Amendment.

     This Amendment includes our restated financial statements as of and for the year ended December 31, 2010 to correct our income tax expense, deferred tax asset, net loss and accumulated deficit with accompanying notes. We have not changed any information included in the Original Filing that is not affected by the restatement or the material weakness in the Company’s internal control over financial reporting. Accordingly, the information included in the Original Filing and included in this Amendment that is not affected by the restatement or the material weakness describes conditions as they existed and were presented in the Original Filing at the time we filed that report with the SEC on March 15, 2011.
     The following items have been amended:
•	Part I — Item 1A. Risk Factors

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8. Financial Statements and Supplementary Data

•	Part II — Item 9A. Control and Procedures

•	Part IV — Item 15. Exhibits and Financial Statement Schedules
     In accordance with applicable SEC rules, this Amendment includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
     As used herein, “Allis-Chalmers”, “we”, “our” and “us” may refer to Allis-Chalmers Energy Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.
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

     Rental Services. We provide specialized oilfield rental equipment, including premium drill pipe, spiral heavy weight drill pipe, tubing work strings, blow out preventers, choke manifolds and various valves and handling tools, for both onshore and offshore well drilling, completion and workover operations. Most wells drilled for oil and natural gas require some form of rental equipment in both the drilling and completion of a well. We have an inventory of specialized equipment, which includes double studded adapters, test plugs, wear bushings, adaptor spools, baskets, spacer spools and other assorted handling tools in various sizes to meet our customers’ demands. We charge customers for rental equipment on a daily basis. Our customers are liable for the cost of inspection, repairs and lost or damaged equipment. We currently provide rental equipment primarily in Texas, Louisiana, Pennsylvania, offshore in the Gulf of Mexico and internationally in Mexico, Columbia and Egypt.
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
Insurance
     We carry a variety of insurance coverages for our operations, and we are partially self-insured for certain claims in amounts that we believe to be customary and reasonable. However, there is a risk that our insurance may not be sufficient to cover any particular loss or that insurance may not cover all losses. We are responsible for the first $250,000 of claims under our workers compensation policy and the first $100,000 of claims under our general liability and medical insurance policies. Insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions (See “Item 1A. Risk Factors — Risks Associated with Our Company”).
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

Future growth could impact our ability to maintain effective disclosure controls and procedures and/or internal controls over financial reporting, which could have a material adverse effect on our operations.
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
We have discovered material weaknesses in our internal accounting controls and our inability to correct these weaknesses could reduce confidence in our financial statements.
     Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of December 31, 2010. See Item 9A — Controls and Procedures. The Public Company Accounting Oversight Board (United States) (“PCAOB”) defines a material weakness as a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
     If we are unable to correct the identified deficiencies in our internal control, or if we identify other material weaknesses or deficiencies in the future and/or we fail to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis, we may not be able to provide reliable financial and other reports or prevent fraud, which, in turn:
•	could harm our business and operating results,

•	cause investors to lose confidence in the accuracy and completeness of our financial reports, or

•	adversely affect our ability to timely file our periodic reports with the SEC.
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

Business Segment	Location	Owned/Leased
Oilfield Services	Kensett, Arkansas	Leased
	Youngsville, Louisiana	Owned
	Carlsbad, New Mexico	Leased
	Farmington, New Mexico	Leased
	Elk City, Oklahoma	Leased
	McAlester, Oklahoma	Leased
	Mt Morris, Pennsylvania	Leased
	Muncy, Pennsylvania	Leased
	Conroe, Texas	Leased
	Corpus Christi, Texas	Leased — 2 locations
	Houston, Texas	Leased
	Kilgore, Texas	Leased
	Longview, Texas	Leased
Drilling and Completion	Buenos Aires, Argentina	Leased
	Comodoro Rivadavia, Argentina	Owned
	Neuquen, Argentina	Owned
	Pio Truncado, Santa Cruz, Argentina	Leased
	Rincon de los Sauces, Argentina	Owned
	Rio Grande, Tierra del Fuego, Argentina	Leased
	Tartagal, Argentina	Owned
	Santa Cruz, Bolivia	Leased
	Catu, Bahia, Brazil	Owned
	Aracuja, Sergipe, Brazil	Leased
	Macae, Rio de Janeiro, Brazil	Leased
	Parnamirim, Rio Grande de Norte, Brazil	Leased
	Rio de Janeiro, Rio de Janeiro, Brazil	Leased
Rental Services	Broussard, Louisiana	Leased
	Morgan City, Louisiana	Owned
	Muncy, Pennsylvania	Leased
	Conroe, Texas	Owned
	Victoria, Texas	Owned

ITEM 3.	LEGAL PROCEEDINGS
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
Restatement of the Consolidated Financial Statements
     On July 25, 2011, management concluded that the previously filed consolidated financial statements for the fourth quarter and as of and for the year ended December 31, 2010 needed to be restated. The restatement is necessitated by our determination that positive evidence available at year end 2010 was not sufficient to overcome the negative evidence around the deferred tax assets and to justify not booking a valuation allowance against federal income tax assets and foreign tax credits. The correction of this error resulted in a $37.4 million increase in the deferred tax valuation allowance and income tax expense.
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
     Income tax expense for the year ended December 31, 2010 was $30.0 million, or (63.8)% of our net loss before income taxes, compared to an income tax benefit of $9.9 million, or 31.8% of our net loss before income taxes for 2009. Our effective tax rate in the United States was (34.8)% in 2010 compared to 35.5% in 2009, while our effective tax rate for international activities increased to 85.6% in 2010 compared to 44.4% in 2009. The fluctuation in the United States tax rate was primarily attributable to the $37.4 million valuation allowance recorded in 2010 due to the uncertainty related to the realizability of our excess deferred tax assets. The increase in the international tax rate is primarily due to our BCH operations which generate a loss in Brazil but incurs a withholding tax on its revenues which is reported as an income tax.
     We had a net loss of $76.9 million for the year ended December 31, 2010, compared to a net loss of $21.2 million for the year ended December 31, 2009. The net loss for the year ended December 31, 2010 included the $10.6 million loss on the sale of two rigs and $37.4 million valuation allowance on deferred tax assets, while the net loss in 2009 includes the $26.4 million gain as a result of the senior notes tender offer.
     The net loss attributed to common stockholders for the years ended December 31, 2010 and 2009 was $79.4 million and $22.5 million, respectively, after $2.5 million and $1.3 million in preferred stock dividends, respectively. The preferred stock dividend relates to 36,393 shares of $1,000 par value preferred shares at 7.0%.
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
Operating Activities
     In the year ended December 31, 2010, we generated $54.9 million in cash from operating activities. Our net loss for the year ended December 31, 2010 was $76.9 million. Non-cash additions to the net loss totaled $133.4 million in the 2010 period consisting primarily of $88.9 million of depreciation and amortization, $10.6 million related to loss on disposition of two drilling rigs, $8.0 million related to the expensing of stock options, $2.2 million of amortization and write-off of deferred financing fees, $1.5 million from the loss on the sale of an investment in an exploration and production company, $0.8 million from losses incurred by a joint venture operating in Saudi Arabia, $0.7 million of losses from the disposition of equipment and $20.3 million in deferred income taxes.
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

     During the year ended December 31, 2009, changes in working capital provided $27.4 million in cash, principally due to a decrease of $50.0 million in accounts receivable, a decrease of $4.6 million in inventories, a decrease in other current assets of $4.6 million and an increase of $2.7 million in accrued employee benefits and payroll taxes, offset by an decrease of $27.6 million in accounts payable, a decrease of $4.6 million in accrued expenses and a decrease in accrued interest of $2.8 million. Our accounts receivables decreased at December 31, 2009 primarily due to the decrease in our revenues in 2009. Inventories decreased at December 31, 2009 primarily due to a slowdown in our activity. Other current assets decreased primarily due to tax refunds received in 2009. Our accounts payable, and other accrued expenses decreased primarily due to the decrease in costs due to our decrease in activity.
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
     As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans were 2.0% and 2.1% as of December 31, 2010 and 2009, respectively. The outstanding amount due under these bank loans as of December 31, 2010 and 2009 was $350,000 and $1.1 million, respectively.
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
     Management initially assessed, concluded and disclosed in the Original Filing that Allis-Chalmers maintained effective internal control over financial reporting as of December 31, 2010. However, after the Original Filing, we identified certain material adjustments in the consolidated financial statements for which the Original Filing was amended and restated. In connection with this amendment and restatement of the Original Filing, we have reassessed the effectiveness of Allis-Chalmers’ internal control over financial reporting. In making the initial assessment and the reassessment, we used the criteria in Internal Control Integral Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).
     Based on the reassessment described above, we have concluded that Allis-Chalmers did not maintain effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control-Integrated Framework issued by the COSO. Specifically, we did not maintain effective controls over financial reporting over the calculation and valuation of deferred tax assets, the related income tax provision and the related financial statement disclosures that existed as of December 31, 2010.
     As a result of the material weakness identified and the resulting amendments to the Original Filing and amendments to Management’s Report on Internal Control over Financial Reporting, UHY LLP, an independent registered public accounting firm, has issued an updated attestation report on Allis-Chalmers’ internal control over financial reporting.
Management’s Certifications
     The certifications of Allis-Chalmers’ Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Allis-Chalmers’ Form 10-K/A.

ALLIS- CHALMERS ENERGY INC.

By:	/s/ JORGEN RASMUSSEN	By:	/s/ CHRISTOPH BAUSCH
	Jorgen Rasmussen		Christoph Bausch
	Chief Executive Officer		Chief Financial Officer

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
As discussed in Note 1, Note 2, Note 7, Note 14 and Note 16 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2010.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allis-Chalmers Energy Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 (except for the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated), as to which the date is August 31, 2011), expressed an adverse opinion on the effective operation of the Company’s internal control over financial reporting.
/s/ UHY LLP
Houston, Texas
March 15, 2011
(Except for Note 1, Note 2, Note 7, Note 14 and Note 16, as to which the date is August 31, 2011)

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
In our report dated March 15, 2011, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph the Company subsequently identified a misstatement in its 2010 annual consolidated financial statements which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness described in the following paragraph, which resulted in the financial statement restatements. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, expressed herein is different from that expressed in our initial report dated March 15, 2011.
A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s restated assessment; management did not have effective controls over the calculation and valuation of deferred tax assets, the related income tax provision and the related consolidated financial statement disclosure which resulted in a misstatement of and subsequent restatement of the Company’s consolidated financial statements for the year ended December 31, 2010. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010 (as restated) and this report does not affect our report on such restated financial statements.
In our opinion, because of the effect of the material weakness described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Allis-Chalmers Energy Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 15, 2011 (Except for Note 1, Note 2, Note 7, Note 14 and Note 16, as to which the date is August 31, 2011) expressed an unqualified opinion and included an explanatory paragraph related to the Company’s restatement of the 2010 consolidated financial statements.
/s/ UHY LLP
Houston, Texas
March 15, 2011 (except for the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated), as to which the date is August 31, 2011)

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Restated)
	(In thousands, except for share and per
	share amounts)
ASSETS
Cash and cash equivalents	$20,940	$41,072
Trade receivables, net of allowance for doubtful accounts of $4,361 and $4,923 at December 31, 2010 and 2009, respectively	144,960	105,059
Inventories	42,140	34,528
Deferred income tax asset	81	3,790
Prepaid expenses and other	9,192	13,799

Total current assets	217,313	198,248

Property and equipment, at cost net of accumulated depreciation of $286,062 and $209,782 at December 31, 2010 and 2009, respectively	723,234	746,478
Goodwill	46,333	40,639
Other intangible assets, net of accumulated amortization of $16,835 and $13,973 at December 31, 2010 and 2009, respectively	33,899	32,649
Debt issuance costs, net of accumulated amortization of $8,490 and $6,314 at December 31, 2010 and 2009, respectively	7,405	9,545
Deferred income tax asset	1,969	22,047
Other assets	8,116	31,014

Total assets	$1,038,269	$1,080,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$15,215	$17,027
Trade accounts payable	46,042	34,839
Accrued salaries, benefits and payroll taxes	32,790	22,854
Accrued interest	15,524	15,821
Accrued expenses	30,676	21,918

Total current liabilities	140,247	112,459

Deferred income tax liability	8,240	8,166
Long-term debt, net of current maturities	478,225	475,206
Other long-term liabilities	233	1,142

Total liabilities	626,945	596,973

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (25,000,000 shares authorized, 36,393 shares issued and outstanding at December 31, 20010 and 2009)	34,183	34,183
Common stock, $0.01 par value (200,000,000 shares authorized; 73,722,347 issued and outstanding at December 31, 2010 and 71,378,529 issued and outstanding at December 31, 2009)	737	714
Capital in excess of par value	429,924	422,823
(Accumulated deficit) retained earnings	(53,520)	25,927

Total stockholders’ equity	411,324	483,647

Total liabilities and stockholders’ equity	$1,038,269	$1,080,620

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Restated)
	(In thousands, except per
	share amounts)
Revenues	$659,665	$506,253	$675,948

Operating costs and expenses
Direct costs	498,120	379,437	443,414
Depreciation	84,118	78,276	63,460
Selling, general and administrative	60,434	50,763	62,774
Loss (gain) on asset dispositions	10,624	1,602	(166)
Impairment of goodwill	—	—	115,774
Amortization	4,806	4,722	4,212

Total operating costs and expenses	658,102	514,800	689,468

Income (loss) from operations	1,563	(8,547)	(13,520)

Other income (expense):
Interest expense	(45,825)	(48,145)	(48,411)
Interest income	537	72	5,617
Gain on debt extinguishment	—	26,365	—
Other	(3,211)	(798)	(563)

Total other expense	(48,499)	(22,506)	(43,357)

Loss before income taxes	(46,936)	(31,053)	(56,877)

Income tax benefit (expense)	(29,963)	9,863	17,413

Net loss	(76,899)	(21,190)	(39,464)

Preferred stock dividend	(2,548)	(1,302)	—

Net loss attributed to common stockholders	$(79,447)	$(22,492)	$(39,464)

Loss per common share:
Basic	$(1.11)	$(0.42)	$(1.13)

Diluted	$(1.11)	$(0.42)	$(1.13)

Weighted average number of common shares outstanding:
Basic	71,726	53,669	35,052

Diluted	71,726	53,669	35,052

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Capital in	Retained	Total
	Preferred Stock		Common Stock		Excess of	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Equity
						(Restated)	(Restated)
		(In thousands, except share amounts)
Balances, December 31, 2007	—	$—	35,116,035	$351	$326,095	$87,883	$414,329

Net loss	—	—	—	—	—	(39,464)	(39,464)

Issuance of common stock:
Issuance under stock plans	—	—	558,707	6	627	—	633

Stock-based compensation	—	—	—	—	7,902	—	7,902
Tax benefits on stock plans	—	—	—	—	9	—	9

Balances, December 31, 2008	—	—	35,674,742	357	334,633	48,419	383,409

Net loss	—	—	—	—	—	(21,190)	(21,190)
Preferred stock dividend	—	—	—	—	—	(1,302)	(1,302)

Issuance of common stock:
Rights offering, net of offering costs	36,393	34,183	35,683,688	357	85,683	—	120,223
Issuance under stock plans	—	—	20,099	—	43	—	43

Stock-based compensation	—	—	—	—	4,799	—	4,799
Tax benefits on stock plans	—	—	—	—	(2,335)	—	(2,335)

Balances, December 31, 2009	36,393	34,183	71,378,529	714	422,823	25,927	483,647

Net loss	—	—	—	—	—	(76,899)	(76,899)
Preferred stock dividend	—	—	—	—	—	(2,548)	(2,548)

Issuance of common stock:
Business acquisition	—	—	1,000,000	10	1,990	—	2,000
Issuance under stock plans	—	—	1,343,818	13	(1,735)	—	(1,722)

Stock-based compensation	—	—	—	—	8,030	—	8,030
Tax benefits on stock plans	—	—	—	—	(1,184)	—	(1,184)

Balances, December 31, 2010	36,393	$34,183	73,722,347	$737	$429,924	$(53,520)	$411,324

The accompanying Notes are an integral part of the Consolidated Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Restated)
		(In thousands)
Cash Flows from Operating Activities:
Net loss	$(76,899)	$(21,190)	$(39,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,924	82,998	67,672
Amortization and write-off of deferred issuance costs	2,214	2,231	2,089
Gain on debt extinguishment	—	(26,365)	—
Impairment of goodwill	—	—	115,774
Stock-based compensation	8,030	4,799	7,902
Allowance for bad debts	368	2,835	3,283
Deferred income taxes	20,310	(17,883)	(29,949)
Loss on investment	1,466	—	—
Equity in loss of unconsolidated affiliates	783	—	—
Loss (gain) on sale of property and equipment	680	(948)	(1,762)
Loss (gain) on asset dispositions	10,624	1,602	(166)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivable	(35,683)	49,977	(27,499)
Decrease (increase) in inventories	(5,954)	4,559	(9,719)
Decrease (increase) in prepaid expenses and other assets	11,142	4,628	(1,623)
Decrease in other assets	1,746	1,648	1,224
(Decrease) increase in trade accounts payable	11,061	(27,588)	21,903
(Decrease) increase in accrued interest	(297)	(2,802)	567
(Decrease) increase in accrued expenses	7,438	(4,607)	1,131
(Decrease) in other liabilities	(909)	(1,051)	(1,130)
Increase in accrued salaries, benefits and payroll taxes	9,872	2,662	3,452

Net cash provided by operating activities	54,916	55,505	113,685

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(15,935)	—	(53,709)
Net sales (purchases) of investment interests	368	(1,102)	1,374
Purchases of property and equipment	(102,155)	(78,067)	(154,468)
Deposits on asset commitments	18,347	2,685	(9,901)
Proceeds from asset dispositions	25,000	3,916	3,000
Proceeds from sale of property and equipment	6,638	8,581	11,480

Net cash used in investing activities	(67,737)	(63,987)	(202,224)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	4,000	25,000	25,000
Payments on long-term debt	(42,168)	(64,755)	(9,905)
Net borrowings (repayments) on lines of credit	36,500	(36,500)	36,500
Proceeds from issuance of stock, net of offering costs	—	120,223	—
Payment of preferred stock dividend	(2,548)	(665)	—
Exercise of options and warrants	(1,722)	43	633
Income tax impact of stock-based compensation plans	(1,184)	—	9
Debt issuance costs	(189)	(658)	(525)

Net cash (used) provided by financing activities	(7,311)	42,688	51,712

Net increase (decrease) in cash and cash equivalents	(20,132)	34,206	(36,827)
Cash and cash equivalents at beginning of year	41,072	6,866	43,693

Cash and cash equivalents at end of year	$20,940	$41,072	$6,866

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
     We sell our services to major and independent domestic and international oil and natural gas companies. We perform ongoing credit valuations of our customers and provide allowances for probable credit losses where appropriate. In 2010, 2009 and 2008, one of our customers, Pan American Energy LLC Sucursal Argentina, or Pan American Energy, represented 31.1%, 35.5% and 28.5% of our consolidated revenues, respectively. Revenues from Pan American Energy represented 52.5%, 56.6% and 62.0% of our international revenues in 2010, 2009 and 2008, respectively (see Note 15).
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
     No options were granted in 2008. See Note 11 for further disclosures regarding stock options. The following assumptions were applied in determining the compensation costs for options granted in 2010 and 2009:

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

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
     The components of basic and diluted earnings (deficit) per share are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008
	(Restated)
Numerator:
Net loss	$(76,899)	$(21,190)	$(39,464)
Preferred stock dividend	(2,548)	(1,302)	—

Net loss attributed to common stockholders	$(79,447)	$(22,492)	$(39,464)

Denominator:
Weighted average common shares outstanding excluding nonvested restricted stock	71,726	53,669	35,052
Effect of potentially dilutive common shares:
Warrants and share based compensation shares	—	—	—

Weighted average common shares outstanding and assumed conversions	71,726	53,669	35,052

Loss per common share:
Basic	$(1.11)	$(0.42)	$(1.13)

Diluted	$(1.11)	$(0.42)	$(1.13)

Potentially dilutive securities excluded as anti-dilutive	15,680	15,059	1,041

     Convertible preferred stock and share based compensation shares of approximately 13.5 million, 7.5 million and 332,000 were excluded in the computation of diluted earnings per share for 2010, 2009 and 2008, respectively as the effect would have been anti-dilutive due to the net loss for the year.
     Segments of an Enterprise and Related Information
     We designate the internal organization that is used by management for allocating resources and assessing performance as the source of our reportable segments. Please see Note 16 for further disclosure of segment information and disclosures by geographic region.
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
NOTE 2 — RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS
     On July 25, 2011, our management concluded that the previously filed consolidated financial statements for the fourth quarter of 2010 and as of and for the year ended December 31, 2010 were no longer reliable. The restatement is necessitated by our determination that positive evidence available at year end 2010 was not sufficient to overcome the negative evidence around the deferred tax assets and to justify not booking a valuation allowance against federal income tax assets and foreign tax credits. The correction of this error resulted in a $37.4 million increase in the deferred tax valuation allowance and income tax expense. As a result of this determination, management concluded that a material weakness in the Company’s internal control over financial reporting over the calculation and valuation of deferred tax assets, the related income tax provision and the related financial statement disclosures existed as of December 31, 2010.
     The effects of the restatements on our consolidated financial statements for the year ended December 31, 2010 follows:

	Year Ended December 31, 2010
	Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Consolidated Balance Sheets
Deferred income tax asset — current	$1,835	$(1,754)	$81
Deferred income tax asset — noncurrent	37,602	(35,633)	1,969
Accumulated deficit	(16,133)	(37,387)	(53,520)

Consolidated Statements of Operations
Income tax benefit (expense)	$7,424	$(37,387)	$(29,963)
Net loss	(39,512)	(37,387)	(76,899)
Net loss attributed to common stockholders	(42,060)	(37,387)	(79,447)

Loss per common share:
Basic	$(0.59)	$(0.52)	$(1.11)
Diluted	$(0.59)	$(0.52)	$(1.11)
Weighted Average Shares Outstanding:
Basic	71,726	—	71,726
Diluted	71,726	—	71,726

Consolidated Statements of Cash Flows
Net loss	$(39,512)	$(37,387)	$(76,899)
Deferred income taxes	(17,077)	37,387	20,310

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
NOTE 3 — EMPLOYEE BENEFIT PLANS
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
NOTE 4 — ACQUISITIONS AND ASSET DISPOSITIONS
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

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
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
NOTE 5 — INVENTORIES
     Inventories are comprised of the following as of December 31 (in thousands):

	2010	2009
Manufactured
Finished goods	$4,238	$2,983
Work in process	2,990	2,299
Raw materials	3,600	884

Total manufactured	10,828	6,166
Rig parts and related inventory	11,565	10,654
Shop supplies and related inventory	9,620	7,762
Chemicals and drilling fluids	4,814	4,381
Rental supplies	1,761	2,134
Hammers	2,380	2,257
Coiled tubing and related inventory	1,046	939
Drive pipe	126	235

Total inventories	$42,140	$34,528

NOTE 6 — PROPERTY AND OTHER INTANGIBLE ASSETS
     Property and equipment is comprised of the following as of December 31 (in thousands):

	Depreciation
	Period	2010	2009
Land	—	$2,452	$2,211
Building and improvements	15-20 years	10,201	8,611
Transportation equipment	2-10 years	37,060	33,353
Drill pipe and rental equipment	2-20 years	390,263	380,185
Drilling, workover and pulling rigs	20 years	255,647	248,780
Machinery and equipment	2-20 years	245,609	226,601
Furniture, computers, software and leasehold improvements	3-10 years	10,839	9,128
Construction in progress — equipment	N/A	57,225	47,391

Total		1,009,296	956,260
Less: accumulated depreciation		(286,062)	(209,782)

Property and equipment, net		$723,234	$746,478

     The net book value of equipment recorded under capital leases was $0.0 and $1.0 million as of December 31, 2010 and 2009, respectively. Interest expense capitalized to property and equipment was $827,000, $2.2 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
     Other intangible assets are as follows as of December 31 (in thousands):

	Amortization
	Period	2010	2009
Intellectual property	10-20 years	$4,229	$3,829
Non-compete agreements	3-5 years	895	2,640
Customer relationships	10-15 years	43,633	38,033
Patents	12-15 years	1,327	1,327
Other intangible assets	2-10 years	650	793

Total		50,734	46,622
Less: accumulated amortization		(16,835)	(13,973)

Other intangibles assets, net.		$33,899	$32,649

	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Value	Amortization	Value	Amortization
Intellectual property	$4,229	$1,157	$3,829	$823
Non-compete agreements	895	576	2,640	1,879
Customer relationships	43,633	13,998	38,033	10,209
Patents	1,327	484	1,327	382
Other intangible assets	650	620	793	680

Total	$50,734	$16,835	$46,622	$13,973

     Amortization expense related to other intangibles was $4.8 million, $4.7 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future amortization of intangible assets at December 31, 2010 is as follows (in thousands):

	Intangible Amortization by Period
	Years Ended December 31,
					2015 and
	2011	2012	2013	2014	Thereafter
Intellectual property	$356	$356	$356	$347	$1,657
Non-compete agreements	266	43	10	—	—
Customer relationships	4,092	4,092	4,092	4,071	13,288
Patents	102	102	102	102	435
Other intangible assets	28	2	—	—	—

Total intangible amortization	$4,844	$4,595	$4,560	$4,520	$15,380

NOTE 7 — INCOME TAXES
     As discussed in Note 2, management concluded that the previously filed consolidated financial statements for the fourth quarter of 2010 and for the year ended December 31, 2010 were no longer reliable. Our restated provision for income taxes and related balance sheet accounts for 2010 are included in the following tables below. The restatement increased our income tax expense and valuation allowance by $37.4 million.
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

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
     The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
	(Restated)
Current income tax expense (benefit):
Federal	$(1,123)	$8	$(1,525)
State	580	324	471
Foreign	10,196	7,688	13,590

	9,653	8,020	12,536

Deferred income tax expense (benefit):
Federal	18,441	(15,185)	(28,462)
State	1,570	(1,626)	(1,149)
Foreign	299	(1,072)	(338)

	20,310	(17,883)	(29,949)

	$29,963	$(9,863)	$(17,413)

     Significant components of deferred income tax assets as of December 31, were as follows (in thousands):

	2010	2009
	(Restated)
Deferred income tax assets:

Amortization	$27,473	$30,902
Net operating loss carryforwards	64,620	40,752
Share-based compensation	1,055	2,199
Foreign tax credits	6,106	992
A-C Product Liability Trust	—	803
Other net future deductible items	2,014	3,083
Valuation allowance	(58,343)	(13,999)

Gross deferred income tax assets	42,925	64,732

Deferred income tax liabilities
Depreciation	(48,115)	(46,050)
Other net future taxable items	(1,000)	(1,011)

Gross deferred income tax liabilities	(49,115)	(47,061)

Net deferred income tax assets (liabilities)	$(6,190)	$17,671

Net current deferred income tax assets	$81	$3,790
Net noncurrent deferred income tax assets	1,969	22,047
Net noncurrent deferred income tax liabilities	(8,240)	(8,166)

Net deferred income tax assets	$(6,190)	$17,671

     Net future tax-deductible items relate primarily to timing differences. Timing differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
     The following table reconciles the statutory tax rates to our actual tax rate:

	Years Ended December 31,
	2010	2009	2008
Statutory income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.3)	1.7	0.4
Foreign currency remeasurement	1.1	0.3	2.1
Valuation allowance, permanent differences and other	(98.6)	(4.2)	(5.9)

Effective tax rate	(63.8)%	31.8%	30.6%

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
     A valuation allowance is established for deferred tax assets when management, based upon available information, considers it more likely than not that a benefit from such assets will not be realized. As of December 31, 2010 and 2009, the valuation allowance was $58.3 million and $14.0 million, respectively. The valuation allowance primarily relates to net operating losses and tax credits in various jurisdictions and is deemed necessary as the assessed character and nature of future taxable income may not allow us to realize the tax benefits of the net operating losses and tax credits within the allowable carryforward period.
     Approximately $6.3 million and $4.4 million of ad valorem, franchise, income, sales and other tax accruals are included in our accrued expense balances of $30.7 million and $21.9 million as of December 31, 2010 and 2009, respectively.
NOTE 8 — DEBT
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
     As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rates on these loans were 2.0% and 2.1% as of December 31, 2010 and 2009, respectively. The outstanding amount due under these bank loans as of December 31, 2010 and 2009 was $350,000 and $1.1 million, respectively.
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
     As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement is dated June 2007 and contains customary events of default and financial covenants which were based on BCH’s stand-alone financial statements. Obligations under the facility are secured by substantially all of the BCH assets. BCH was in compliance with all debt covenants as of December 31, 2009. The bank has waived certain financial ratio covenants for the September 30, 2010 and December 31, 2010 measurement periods. As we cannot be certain that BCH would attain compliance with the covenants within one year, we have classified the entire outstanding balance of the loan in the current portion of long-term debt as of December 31, 2010. The facility is repayable in quarterly principal installments plus interest with the final payment due not later than August 2012. The interest rates are based on LIBOR plus a margin. At December 31, 2010 and 2009, the outstanding amount of the loan was $7.0 million and $16.2 million and the interest rate was 3.5%.
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

NOTE 10 — STOCKHOLDERS’ EQUITY
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
     We issued 1.0 million shares of our common stock in connection with the acquisition of AWC in July 2010 (see Note 4).
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
NOTE 11 — STOCK OPTIONS
     In 2000, we issued stock options and promissory notes to certain directors as compensation for services as directors. Options to purchase 4,800 shares of our common stock were granted with an exercise price of $13.75 per share. These options vested immediately and could have been exercised any time prior to March 28, 2010. As of December 31, 2010, none of the stock options remain outstanding. No compensation expense has been recorded for these options as they were issued with an exercise price equal to the fair value of the common stock at the date of grant.
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
     The following table summarizes additional information about our stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number of	Contractual Life	Exercise	Number of	Contractual Life	Exercise
Prices	options	(in Years)	Price	options	(in Years)	Price
$1.23–2.75	126,000	8.10	$1.25	26,000	7.78	$1.35
3.77–4.87	1,359,086	8.08	3.87	293,500	4.07	4.18
10.85–14.74	265,932	4.96	10.86	265,932	4.96	10.86

$1.23–14.74	1,751,018	7.61	$4.74	585,432	4.64	$7.09

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
NOTE 12 — STOCK PURCHASE WARRANTS
     In conjunction with BCH debt financing in January of 2007, BCH issued a common stock warrant for 250,000 shares to a financial institution. The warrant entitles the holder to acquire up to 250,000 shares of common stock of BCH at an exercise price of $10.00 per share over a five-year period.
NOTE 13 — GAIN ON DEBT EXTINGUISHMENT
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

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2010
(Restated)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$16,380	$4,560	$—	$20,940
Trade receivables, net	—	79,100	77,397	(11,537)	144,960
Inventories	—	22,066	20,074	—	42,140
Intercompany receivables	—	84,766	—	(84,766)	—
Note receivable from affiliate	18,359	—	—	(18,359)	—
Prepaid expenses and other	2,068	3,280	3,925	—	9,273

Total current assets	20,427	205,592	105,956	(114,662)	217,313
Property and equipment, net	—	461,187	262,047	—	723,234
Goodwill	—	28,944	17,389	—	46,333
Other intangible assets, net	414	27,278	6,207	—	33,899
Debt issuance costs, net	7,405	—	—	—	7,405
Note receivable from affiliates	1,800	—	—	(1,800)	—
Investments in affiliates	934,274	—	—	(934,274)	—
Other assets	—	7,390	2,695	—	10,085

Total assets	$964,320	$730,391	$394,294	$(1,050,736)	$1,038,269

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$979	$14,236	$—	$15,215
Trade accounts payable	—	18,634	38,945	(11,537)	46,042
Accrued salaries, benefits and payroll taxes	—	8,983	23,807	—	32,790
Accrued interest	15,310	—	214	—	15,524
Accrued expenses	1,192	18,504	10,980	—	30,676
Intercompany payables	69,756	—	15,010	(84,766)	—
Note payable to affiliate	—	—	18,359	(18,359)	—

Total current liabilities	86,258	47,100	121,551	(114,662)	140,247
Long-term debt, net of current maturities	466,738	—	11,487	—	478,225
Note payable to affiliate	—	—	1,800	(1,800)	—
Other long-term liabilities	—	—	8,473	—	8,473

Total liabilities	552,996	47,100	143,311	(116,462)	626,945

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	737	3,527	42,963	(46,490)	737
Capital in excess of par value	429,924	589,676	137,439	(727,115)	429,924
Retained earnings (deficit)	(53,520)	90,088	70,581	(160,669)	(53,520)

Total stockholders’ equity	411,324	683,291	250,983	(934,274)	411,324

Total liabilities and stock holders’ equity	$964,320	$730,391	$394,294	$(1,050,736)	$1,038,269

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Year Ended December 31, 2010
(Restated)

	Allis-Chalmers		Subsidiary
	(Parent/	Subsidiary	Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$280,919	$380,308	$(1,562)	$659,665

Operating costs and expenses
Direct costs	—	177,205	322,477	(1,562)	498,120
Depreciation	—	58,066	26,052	—	84,118
Selling, general and administrative	7,168	38,005	15,261	—	60,434
Loss on asset dispositions	—	10,624	—	—	10,624
Amortization	46	4,014	746	—	4,806

Total operating costs and expenses	7,214	287,914	364,536	(1,562)	658,102

Income (loss) from operations	(7,214)	(6,995)	15,772	—	1,563

Other income (expense):
Equity earnings in affiliates, net of tax	(27,269)	—	—	27,269	—
Interest, net	(42,476)	(506)	(2,306)	—	(45,288)
Other	60	(2,322)	(949)	—	(3,211)

Total other income (expense)	(69,685)	(2,828)	(3,255)	27,269	(48,499)

Income (loss) before income taxes	(76,899)	(9,823)	12,517	27,269	(46,936)

Income tax expense	—	(20,291)	(9,672)	—	(29,963)

Net income (loss)	(76,899)	(30,114)	2,845	27,269	(76,899)

Preferred stock dividend	(2,548)	—	—	—	(2,548)

Net income (loss) attributed to common stockholders	$(79,447)	$(30,114)	$2,845	$27,269	$(79,447)

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2010
(Restated)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:

Net income (loss)	$(76,899)	$(30,114)	$2,845	$27,269	$(76,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	46	62,080	26,798	—	88,924
Amortization and write-off of deferred financing fees	2,192	22	—	—	2,214
Stock based compensation	8,030	—	—	—	8,030
Allowance for bad debts	—	368	—	—	368
Equity earnings in affiliates	27,269	—	—	(27,269)	—
Deferred income taxes	20,920	(1,003)	393	—	20,310
Loss on sale of equipment	—	646	34	—	680
Loss on asset dispositions	—	10,624	—	—	10,624
Loss on investment	—	1,466	—	—	1,466
Equity in losses of unconsolidated affiliates	—	783	—	—	783
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(17,248)	(18,435)	—	(35,683)
(Increase) in inventories	—	(4,137)	(1,817)	—	(5,954)
Decrease (increase) in other current assets	(1,917)	7,533	5,526	—	11,142
Decrease in other assets	—	426	1,320	—	1,746
(Decrease) increase in accounts payable	—	(3,979)	15,040	—	11,061
(Decrease) in accrued interest	(62)	(228)	(7)	—	(297)
Increase in accrued expenses	440	5,577	1,421	—	7,438
(Decrease) in other liabilities	—	—	(909)	—	(909)
Increase in accrued salaries, benefits and payroll taxes	—	6,157	3,715	—	9,872

Net cash provided (used) by operating activities	(19,981)	38,973	35,924	—	54,916

Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(15,935)	—	—	(15,935)
Proceeds from sale of investments	—	368	—	—	368
Purchase of property and equipment	—	(75,488)	(26,667)	—	(102,155)
Deposits on asset commitments	—	18,604	(257)	—	18,347
Investment in affiliates	(17,165)	—	—	17,165	—
Notes receivable from affiliates	13,820	—	—	(13,820)	—
Proceeds from asset dispositions	—	25,000	—	—	25,000
Proceeds from sale of equipment	—	6,181	457	—	6,638

Net cash provided (used) in investing activities	(3,345)	(41,270)	(26,467)	3,345	(67,737)

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Continued)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	4,000	—	4,000
Payments on long-term debt	—	(26,281)	(15,887)	—	(42,168)
Borrowings under line of credit	36,500	—	—	—	36,500
Payment of preferred stock dividend	(2,548)	—	—	—	(2,548)
Proceeds from parent contributions	—	17,165	—	(17,165)	—
Accounts receivable from affiliates	—	(4,065)	—	4,065	—
Accounts payable to affiliates	(7,531)	—	11,596	(4,065)	—
Note payable to affiliate	—	—	(13,820)	13,820	—
Proceeds from exercise of options	(1,722)	—	—	—	(1,722)
Income tax impact of stock-based compensation plans	(1,184)	—	—	—	(1,184)
Debt issuance costs	(189)	—	—	—	(189)

Net cash provided (used) by financing activities	23,326	(13,181)	(14,111)	(3,345)	(7,311)

Net increase (decrease) in cash and cash equivalents	—	(15,478)	(4,654)	—	(20,132)
Cash and cash equivalents at beginning of year	—	31,858	9,214	—	41,072

Cash and cash equivalents at end of year	$—	$16,380	$4,560	$—	$20,940

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

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Year Ended December 31, 2008

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(39,464)	$(17,051)	$26,212	$(9,161)	$(39,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46	53,310	14,316	—	67,672
Amortization and write-off of debt issuance costs	2,089	—	—	—	2,089
Impairment of goodwill	—	115,774	—	—	115,774
Stock based compensation	7,902	—	—	—	7,902
Allowance for bad debts	—	3,283	—	—	3,283
Equity earnings in affiliates	(9,161)	—	—	9,161	—
Deferred income taxes	(13,620)	(16,959)	630	—	(29,949)
(Gain) on sale of equipment	—	(1,485)	(277)	—	(1,762)
(Gain) on asset dispositions	—	(166)	—	—	(166)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(7,168)	(20,331)	—	(27,499)
(Increase) in inventories	—	(7,037)	(2,682)	—	(9,719)
(Increase) decrease in other current assets	211	219	(2,053)	—	(1,623)
(Increase) decrease in other assets	(138)	(83)	1,445	—	1,224
Increase in accounts payable	—	9,427	12,476	—	21,903
(Decrease) increase in accrued interest	223	(33)	377	—	567
(Decrease) increase in accrued expenses	(1,379)	3,823	(1,313)	—	1,131
(Decrease) in other liabilities	(31)	(178)	(921)	—	(1,130)
Increase in accrued salaries, benefits and payroll taxes	—	221	3,231	—	3,452

Net cash provided (used) by operating activities	(53,322)	135,897	31,110	—	113,685

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	—	(53,709)	—	(53,709)
Net sales of investment interests	—	1,374	—	—	1,374
Purchase of property and equipment	—	(81,724)	(72,744)	—	(154,468)
Deposits on asset commitments	—	(20,667)	10,766	—	(9,901)
Investment in affiliates	(58,370)	—	—	58,370	—
Notes receivable from affiliates	(6,075)	—	—	6,075	—
Proceeds from asset dispositions	—	3,000	—	—	3,000
Proceeds from sale of equipment	—	11,046	434	—	11,480

Net cash provided (used) in investing activities	(64,445)	(86,971)	(115,253)	64,445	(202,224)

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW (Continued)

	Allis-		Other
	Chalmers		Subsidiaries
	(Parent/	Subsidiary	(Non-	Consolidated	Consolidating
	Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	25,000	—	25,000
Payments on long-term debt	—	(6,029)	(3,876)	—	(9,905)
Net borrowings on lines of credit	36,500	—	—	—	36,500
Proceeds from parent contributions	—	—	58,370	(58,370)	—
Accounts receivable from affiliates	81,150	—	—	(81,150)	—
Accounts payable to affiliates	—	(81,150)	—	81,150	—
Note payable to affiliate	—	—	6,075	(6,075)	—
Proceeds from exercise of options	633	—	—	—	633
Tax benefit on stock plans	9	—	—	—	9
Debt issuance costs	(525)	—		—	(525)

Net cash provided (used) by financing activities	117,767	(87,179)	85,569	(64,445)	51,712

Net increase (decrease) in cash and cash equivalents	—	(38,253)	1,426	—	(36,827)
Cash and cash equivalents at beginning of year	—	41,176	2,517	—	43,693

Cash and cash equivalents at end of year	$—	$2,923	$3,943	$—	$6,866

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)
NOTE 15 — RELATED PARTY TRANSACTIONS
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
NOTE 16 — SEGMENT INFORMATION
     All of our segments provide services to the energy industry. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments plus the corporate function are reported below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
Oilfield Services	$210,617	$143,564	$280,835
Drilling & Completion	378,154	303,975	291,335
Rental Services	70,894	58,714	103,778

Total revenues	$659,665	$506,253	$675,948

Operating Income (Loss):
Oilfield Services	$15,393	$(14,691)	$38,643
Drilling & Completion	4,369	19,222	40,226
Rental Services	4,115	140	(74,361)
General corporate	(22,314)	(13,218)	(18,028)

Total income (loss) from operations	$1,563	$(8,547)	$(13,520)

Depreciation and Amortization Expense:
Oilfield Services	$32,294	$30,589	$24,725
Drilling & Completion	26,422	22,321	14,316
Rental Services	29,927	29,791	28,131
General corporate	281	297	500

Total depreciation and amortization expense	$88,924	$82,998	$67,672

Capital Expenditures:
Oilfield Services	$26,586	$11,357	$58,400
Drilling & Completion	60,214	58,393	73,362
Rental Services	14,626	8,230	22,550
General corporate	729	87	156

Total capital expenditures	$102,155	$78,067	$154,468

ALLIS-CHALMERS ENERGY INC.
Notes to Consolidated Financial Statements-(Continued)

	As of December 31,
	2010	2009	2008
	(Restated)
Goodwill:
Oilfield Services	$23,250	$23,250	$23,250
Drilling & Completion	17,389	17,389	20,023
Rental Services	5,694	—	—
General corporate	—	—	—

Total goodwill	$46,333	$40,639	$43,273

Assets:
Oilfield Services	$267,091	$255,899	$309,901
Drilling & Completion	426,633	441,482	411,486
Rental Services	309,315	307,283	360,376
General corporate	35,230	75,956	33,288

Total assets	$1,038,269	$1,080,620	$1,115,051

	Years Ended December 31,
	2010	2009	2008
Revenues:
United States	$268,883	$188,436	$365,529
Argentina	307,194	243,913	288,792
Brazil	40,716	43,564	—
Other international	42,872	30,340	21,627

Total revenues	$659,665	$506,253	$675,948

	As of December 31,
	2010	2009	2008
	(Restated)
Long Lived Assets:
United States	$501,117	$572,727	$573,975
Argentina	167,137	168,681	212,456
Brazil	86,949	82,477	79,568
Other international	65,753	58,487	23,814

Total long lived assets	$820,956	$882,372	$889,813

	Oilfield	Drilling &	Rental
	Services	Completion	Services	Total
Goodwill:
Balance as of December 31, 2007	$30,493	$1,523	$106,382	$138,398
Goodwill acquired during period	3,000	18,500	—	21,500
Asset dispositions	(851)	—	—	(851)
Impairment charges	(9,392)	—	(106,382)	(115,774)

Balance as of December 31, 2008	23,250	20,023	—	43,273
Purchase price and other adjustments	—	(2,634)	—	(2,634)

Balance as of December 31, 2009	23,250	17,389	—	40,639
Goodwill acquired during period	—	—	5,694	5,694

Balance as of December 31, 2010	$23,250	$17,389	$5,694	$46,333

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

NOTE 18 — LEGAL MATTERS
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
NOTE 19 — SUBSEQUENT EVENT
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
NOTE 20 — SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				(Restated)
Year 2010
Revenues	$140,370	$158,644	$174,288	$186,363
Operating income (loss)	(752)	4,134	11,545	(13,364)
Net loss attributed to common stockholders	$(10,168)	$(6,016)	$(3,203)	$(60,060)

Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.04)	$(0.83)

Diluted	$(0.14)	$(0.08)	$(0.04)	$(0.83)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year 2009
Revenues	$145,103	$112,505	$120,016	$128,629
Operating income (loss)	7,771	(12,543)	(3,070)	(705)
Net loss attributed to common stockholders	$(2,605)	$(125)	$(10,280)	$(9,482)

Income (loss) per common share:
Basic	$(0.07)	$0.00	$(0.14)	$(0.13)

Diluted	$(0.07)	$0.00	$(0.14)	$(0.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     (a) Evaluation Of Disclosure Controls And Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2010. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     At the time of our Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective at reaching a reasonable level of assurance of achieving the desired objective. On July 25, 2011, our management, including our Chief Executive Office and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of December 31, 2010 because of a material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, management, based upon the work performed during the restatement process, has concluded that our consolidated financial statements for the periods included in this Amendment are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein
     (b) Management’s Report on Internal Control Over Financial Reporting
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
     In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     In management’s original Report on Internal Control Over Financial Reporting included in our Original Filing, management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2010. In connection with the restatement discussed below and in Note 2 to our consolidated financial statements in this Amendment, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this reassessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, because of a material weakness relating to accounting for income taxes. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of the calculation and valuation of deferred tax assets. This material weakness resulted in a material misstatement of our income tax expense, deferred tax asset, net loss and accumulated deficit with accompanying notes and the restatement of our consolidated financial statements for the year ended December 31, 2010 as discussed below and in Note 2 to the consolidated financial statements included in this Amendment. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
Restatement of the Consolidated Financial Statements
     On July 25, 2011, our management concluded that the previously filed consolidated financial statements for the fourth quarter and for the year ended December 31, 2010 were no longer reliable. The restatement is necessitated by our determination that positive evidence available at year end 2010 was not sufficient to overcome the negative evidence around the deferred tax assets and to justify not booking a valuation allowance against deferred federal income tax assets and foreign tax credits. The correction of this error resulted in a $37.4 million increase in the deferred tax valuation allowance and income tax expense.
Plan for Remediation of Material Weakness
     Management has developed a plan to remediate the material weakness noted above. Controls over the preparation of tax calculations and associated deferred tax balances have been enhanced through the implementation of external advisory services from an independent source, under the oversight of management. In the third quarter the Company has hired a dedicated employee with tax expertise to oversee this area, along with enhanced procedural and review controls.
Management Report on Internal Control Over Financial Reporting
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

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference into this annual report on Form 10-K.

(2)	Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
Allis-Chalmers Energy Inc.
Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expense	Account	Deductions	Period
		(In thousands)
Year Ended December 31, 2010:
Allowance for doubtful accounts	$4,923	$368	$—	$(930)	$4,361
Deferred tax assets valuation allowance	13,999	44,344	—	—	58,343
Year Ended December 31, 2009:
Allowance for doubtful accounts	4,205	2,835	—	(2,117)	4,923
Deferred tax assets valuation allowance	13,265	2,076	(1,342)	—	13,999
Year Ended December 31, 2008:
Allowance for doubtful accounts	1,924	3,283	—	(1,002)	4,205
Deferred tax assets valuation allowance	—	—	13,265	—	13,265
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 31, 2011.

ALLIS-CHALMERS ENERGY INC.
/s/ JORGEN RASMUSSEN
Jorgen Rasmussen
Chief Executive Officer and Chairman

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed on the date indicated by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ JORGEN RASMUSSEN Jorgen Rasmussen	Chairman and Chief Executive Officer (Principal Executive Officer)	August 31, 2011

/s/ CHRISTOPH BAUSCH Christoph Bausch	Chief Financial Officer (Principal Financial Officer)	August 31, 2011

/s/ THORLEIF EGELI Thorleif Egeli	Director	August 31, 2011

/s/ LARS BETHUELSEN Lars Bethuelsen	Director	August 31, 2011

/s/ MAX BOUTHILLETTE Max Bouthillette	Director	August 31, 2011

EXHIBIT INDEX

Exhibit	Description
2.1	First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated September 14, 1988, which includes the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 (incorporated by reference to Registrant’s Current Report on Form 8-K dated December 1, 1988).

2.2	Reorganization Trust Agreement dated September 14, 1988 by and between Registrant and John T. Grigsby, Jr., Trustee (incorporated by reference to Exhibit D of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

2.3	Agreement and Plan of Merger dated as of May 9, 2001 by and among Registrant, Allis-Chalmers Acquisition Corp. and Oil Quip Rentals, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2001).

2.4	Stock Purchase Agreement dated February 1, 2002 by and between Registrant and Jens H. Mortensen, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).

2.5	Stock Purchase Agreement dated February 1, 2002 by and among Registrant, Energy Spectrum Partners LP, and Strata Directional Technology, Inc. (incorporated by reference to Exhibit 2.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

2.6	Stock Purchase Agreement dated August 10, 2004 by and among Allis-Chalmers Corporation and the investors named thereto (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

2.7	Amendment to Stock Purchase Agreement dated August 10, 2004 (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (Registration No. 118916) filed on September 10, 2004).

2.8	Addendum to Stock Purchase Agreement dated September 24, 2004 (incorporated by reference to Exhibit 10.55 to Registrant’s Current Report on Form 8-K filed on September 30, 2004).

2.9	Asset Purchase Agreement dated November 10, 2004 by and among AirComp LLC, a Delaware limited liability company, Diamond Air Drilling Services, Inc., a Texas corporation, and Marquis Bit Co., L.L.C., a New Mexico limited liability company, Greg Hawley and Tammy Hawley, residents of Texas and Clay Wilson and Linda Wilson, residents of New Mexico (incorporated by reference to Exhibit 10.61 to the Registrant’s Current Report on Form 8-K filed on November 16, 2004).

2.10	Purchase Agreement and related Agreements by and among Allis-Chalmers Corporation, Chevron USA, Inc., Dale Redman and others dated December 10, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004).

2.11	Stock Purchase Agreement dated April 1, 2005, by and among the Registrant, Thomas Whittington, Sr., Werlyn R. Bourgeois and SAM and D, LLC. (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005).

2.12	Stock Purchase Agreement effective May 1, 2005, by and among the Registrant, Wesley J. Mahone, Mike T. Wilhite, Andrew D. Mills and Tim Williams (incorporated by reference to Exhibit 10.51 to the Registrant’s Current Report on Form 8-K filed on May 6, 2005).

2.13	Purchase Agreement dated July 11, 2005 among the Registrant, Mountain Compressed Air, Inc. and M-I, L.L.C. (incorporated by reference to Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).

2.14	Asset Purchase Agreement dated July 11, 2005 between AirComp LLC, W.T. Enterprises, Inc. and William M. Watts (incorporated by reference to Exhibit 10.43 to the Registrant’s Current Report on Form 8-K filed on July 15, 2005).

Exhibit	Description
2.15	Asset Purchase Agreement by and between Patterson Services, Inc. and Allis-Chalmers Tubular Services, Inc. (incorporated by reference to Exhibit 10.44 to the Registrant’s Current Report on Form 8-K filed on September 8, 2005).

2.16	Stock Purchase Agreement dated as of December 20, 2005 between the Registrant and Joe Van Matre (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

2.17	Stock Purchase Agreement, dated as of April 27, 2006, by and among Bridas International Holdings Ltd., Bridas Central Company Ltd., Associated Petroleum Investors Limited, and the Registrant. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

2.18	Stock Purchase Agreement, dated as of October 17, 2006, by and between Allis-Chalmers Production Services, Inc. and Randolph J. Hebert (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006).

2.19	Asset Purchase Agreement, dated as of October 25, 2006, by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006).

2.20	Agreement and Plan of Merger by and among the Registrant, Bronco Drilling Company, Inc. and Elway Merger Sub, Inc., dated as of January 23, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2008).

2.21	First Amendment, dated as of June 1, 2008, to the Agreement and Plan of Merger, by and among the Registrant, Elway Merger Sub, Inc. and Bronco Drilling Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2008).

2.22	Stock Purchase Agreement, dated December 19, 2008, by and between the Registrant and BrazAlta Resources Corp. (incorporated by reference to Exhibit 2.22 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2009).

2.23	Agreement and Plan of Merger, dated as of August 12, 2010, by and among Seawell Limited, Wellco Sub Company and Allis-Chalmers Energy Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 13, 2010).

2.24	Amendment Agreement, dated as of October 1, 2010, by and among Seawell Limited, Wellco Sub Company and Allis-Chalmers Energy Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2010).

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Certificate of Designation, Preferences and Rights of the Series A 10% Cumulative Convertible Preferred Stock ($.01 Par Value) of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2002).

3.3	Second Amended and Restated By-laws of Registrant (incorporated by reference to Exhibit 3.1. to the Registrant’s Current Report of Form 8-K filed April 3, 2008).

3.4	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on June 9, 2004 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 5, 2005 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed January 11, 2005).

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on August 16, 2005 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).

Exhibit	Description
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 9, 2009 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2009).

3.8	Certificate of Designations of 7% Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2009).

3.9	Certificate of Amendment to Certificate of Designations of 7.0% Convertible Perpetual Preferred Stock of the Registrant, dated February 23, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

3.10	Certificate of Merger of the Registrant with and into Wellco Sub Company, dated February 23, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

4.1	Specimen Stock Certificate of Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.2	Registration Rights Agreement dated as of March 31, 1999, by and between Allis-Chalmers Corporation and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.3	Registration Rights Agreement dated as of January 29, 2007 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.4	Registration Rights Agreement dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.5	Registration Rights Agreement dated as of August 14, 2006 by and among the Registrant, the guarantors listed on Schedule A thereto and RBC Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 14, 2006).

4.6	Indenture dated as of January 18, 2006 by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.7	First Supplemental Indenture dated as of August 11, 2006 by and among Allis-Chalmers GP, LLC, Allis-Chalmers LP, LLC, Allis-Chalmers Management, LP, Rogers Oil Tool Services, Inc., the Registrant, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

4.8	Second Supplemental Indenture dated as of January 23, 2007 by and among Petro-Rentals, Incorporated, the Registrant, the other Guarantor parties thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2007).

4.9	Third Supplemental Indenture, dated February 23, 2011, by and among the Registrant, the other Guarantors parties thereto and Wells Fargo Bank N.A., as Trustee, relating to the 9.0% Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

4.10	Indenture, dated as of January 29, 2007, by and among the Registrant, the Guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.11	Supplemental Indenture, dated February 23, 2011, by and among the Registrant, the other Guarantors parties thereto and Wells Fargo Bank N.A., as Trustee, relating to the 8.5% Senior Notes due 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2011).

Exhibit	Description
4.12	Form of 9.0% Senior Note due 2014 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2006).

4.13	Form of 8.5% Senior Note due 2017 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2007).

4.14	Investment Agreement, dated May 20, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

4.15	First Amendment to Investment Agreement, dated June 25, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2009).

4.16	Second Amendment to Investment Agreement, dated September 1, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2009).

4.17	Third Amendment to Investment Agreement, dated September 1, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010).

4.18	Fourth Amendment to Investment Agreement, dated July 14, 2010, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2010).

4.19	Fifth Amendment to Investment Agreement, dated September 27, 2010, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010).

4.20	Registration Rights Agreement, dated June 26, 2009, between the Registrant and Lime Rock Partners V, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2009).

10.1	Amended and Restated Retiree Health Trust Agreement dated September 14, 1988 by and between Registrant and Wells Fargo Bank (incorporated by reference to Exhibit C-1 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.2	Amended and Restated Retiree Health Trust Agreement dated September 18, 1988 by and between Registrant and Firstar Trust Company (incorporated by reference to Exhibit C-2 of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.3	Product Liability Trust Agreement dated September 14, 1988 by and between Registrant and Bruce W. Strausberg, Trustee (incorporated by reference to Exhibit E of the First Amended and Restated Joint Plan of Reorganization dated September 14, 1988 included in Registrant’s Current Report on Form 8-K dated December 1, 1988).

10.4*	Allis-Chalmers Savings Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.5*	Allis-Chalmers Consolidated Pension Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988).

10.6	Agreement dated as of March 31, 1999 by and between Registrant and the Pension Benefit Guaranty Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

Exhibit	Description
10.7	Letter Agreement dated May 9, 2001 by and between Registrant and the Pension Benefit Guarantee Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2001).

10.8	Termination Agreement dated May 9, 2001 by and between Registrant, the Pension Benefit Guarantee Corporation and others (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2001).

10.9*	Executive Employment Agreement, dated April 1, 2007, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007).

10.10*	Amendment to Executive Employment Agreement, dated as of December 31, 2008, by and between the Registrant and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).

10.11*	Amended and Restated Employment Agreement, dated August 5, 2009, between the Registrant and Victor M. Perez. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2009).

10.12*	Employment Agreement, effective April 1, 2010, by and between the Registrant and Victor M. Perez (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.13*	Amendment to Executive Employment Agreement, dated effective as of February 22, 2011, by and between the Registrant and Victor M. Perez (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011).

10.14*	Employment Agreement, effective April 1, 2010, by and between the Registrant and Theodore F. Pound (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.15*	Amendment to Executive Employment Agreement, dated effective as of February 22, 2011, by and between the Registrant and Theodore F. Pound III (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011).

10.16*	Employment Agreement, effective April 1, 2010, by and between the Registrant and Terrence P. Keane (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.17*	Employment Agreement, effective April 1, 2010, by and between the Registrants and Mark Patterson (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.18*	Employment Agreement, effective April 1, 2010, by and between Allis-Chalmers Directional Drilling Services LLC and David K. Bryan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 17, 2010).

10.19*	Employment Agreement, effective April 21, 2010, by and between DLS Argentina Limited and Carlos F. Etcheverry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2010).

10.20	Strategic Agreement dated July 1, 2003 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

10.21	Amendment No. 1 dated May 18, 2005 to Strategic Agreement between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

10.22	Amendment No. 2 dated January 1, 2006 between Pan American Energy LLC Sucursal Argentina and DLS Argentina Limited Sucursal Argentina (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on December 29, 2006).

Exhibit	Description
10.23	Investor Rights Agreement, dated December 18, 2006, by and between the Registrant and Oil & Gas Rental Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2006).

10.24	First Amendment to Investor Rights Agreement, by and among the Registrant and the holders named thereto, dated June 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008).

10.25	Investors Rights Agreement dated as of August 18, 2006 by and among the Registrant and the investors named on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

10.26*	2003 Incentive Stock Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed August 17, 2005).

10.27*	Form of Option Certificate issued pursuant to 2003 Incentive Stock Plan (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28*	Second Amended and Restated 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2009).

10.29*	Form of Employee Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.30*	Form of Employee Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.31*	Form of Employee Incentive Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.32*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.33*	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Registrant’s 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006).

10.34*	Form of Performance Award Agreement, as amended and restated effective March 3, 2010, pursuant to the Registrants’ 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2010).

10.35	Second Amended and Restated Credit Agreement, dated as of April 26, 2007, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, RBC Capital Markets, as lead arranger and sole bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-Q filed on May 10, 2007).

10.36	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 3, 2007, by and among the Registrant, the guarantors named thereto, Royal Bank of Canada and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007).

10.37	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 29, 2008, by and among the Registrant, as borrower, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).

10.38	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 9, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2009).

Exhibit	Description
10.39	Fourth Amendment to Second Amended and Restated Credit Agreement, dated May 20, 2009, by and among Allis-Chalmers Energy Inc., the subsidiary guarantors party thereto, Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).

10.40	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2009).

10.41	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of February 25, 2010, by and among the Company, as borrower, certain subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).

10.42	Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of November 12, 2010, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders named thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2010).

10.43*	Amended and Restated Performance award Agreement, dated March 11, 2009, between Allis-Chalmers Energy Inc. and Munawar H. Hidayatallah (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009).

10.44*	Amended and Restated Performance Award Agreement, dated August 5, 2009, between Allis-Chalmers Energy Inc. and Victor M. Perez (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2009).

10.45*	Letter agreements dated March 9, 2009, by each of Munawar H. Hidayatallah, Victor M. Perez, Theodore F. Pound III, David Bryan, Terrence P. Keane and Mark Patterson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009).

23.1 †	Consent of UHY LLP.

31.1 †	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement

†	Filed herewith.