Form 10-Q
period 2011-03-31
Allis Chalmers Energy Inc.
filed 2011-09-02
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 1-02199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-3321250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11125 Equity Drive, Suite 200, HOUSTON, TEXAS	77041

(Address of principal executive offices)	(Zip Code)
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
     As of August 26, 2011, all of the 1,000 issued and outstanding shares of Allis-Chalmers Energy Inc. are held by Archer Limited.
     Allis-Chalmers Energy Inc. meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

ITEM	PAGE
PART I
1. Financial Statements
Consolidated Condensed Balance Sheets as of March 31, 2011 (Successor Company) and December 31, 2010 (Predecessor Company)	3
Consolidated Condensed Statements of Operations for the month ended March 31, 2011 (Successor Company), two months ended February 28, 2011 and three months ended March 31, 2010 (Predecessor Company)	4
Consolidated Condensed Statement of Stockholders’ Equity as of March 31, 2011 (Successor Company), February 28, 2011 and December 31, 2010 (Predecessor Company)	5
Consolidated Condensed Statements of Cash Flows for the month ended March 31, 2011 (Successor Company), two months ended February 28, 2011 and three months ended March 31, 2010 (Predecessor Company)	6
Notes to Unaudited Consolidated Condensed Financial Statements	7
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
4. Controls and Procedures	36
PART II
6.Exhibits	37
Signatures	37
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	Successor	Predecessor
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$5,398	$20,940
Restricted cash	4,141	—
Trade receivables, net	165,551	144,960
Inventories	44,662	42,140
Deferred income tax asset	7	81
Prepaid expenses and other	8,644	9,192

Total current assets	228,403	217,313

Property and equipment, net	681,749	723,234
Goodwill	267,428	46,333
Other intangible assets, net	99,247	33,899
Debt issuance costs, net	—	7,405
Deferred income tax asset	—	1,969
Other assets	4,996	8,116

Total assets	$1,281,823	$1,038,269

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$8,864	$15,215
Trade accounts payable	57,087	46,042
Accrued salaries, benefits and payroll taxes	27,273	32,790
Accrued interest	5,945	15,524
Accrued expenses	39,985	30,676

Total current liabilities	139,154	140,247

Deferred income tax liability	16,879	8,240
Long-term debt, net of current maturities	457,468	478,225
Payable to parent	71,798	—
Other long-term liabilities	20	233

Total liabilities	685,319	626,945

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (0 shares authorized, 0 issued and outstanding at March 31, 2011 and 25,000,000 authorized, 36,393 issued and outstanding at December 31, 2010)	—	34,183
Common stock, $0.01 par value (1,000 shares authorized, 1,000 issued and outstanding at March 31, 2011 and 200,000,000 authorized, 73,722,347 issued and outstanding at December 31, 2010)	—	737
Capital in excess of par value	600,885	429,924
Accumulated deficit	(4,381)	(53,520)

Total stockholders’ equity	596,504	411,324

Total liabilities and stockholders’ equity	$1,281,823	$1,038,269

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 31,	February 28,	March 31,
	2011	2011	2010
Revenues	$70,726	$126,885	$140,370

Operating costs and expenses:
Direct costs	51,136	97,130	107,715
Depreciation	7,316	15,026	20,188
Selling, general and administrative	4,791	23,752	12,063
Impairment of intangible assets	5,100	—	—
Amortization	1,453	811	1,156

Total operating costs and expenses	69,796	136,719	141,122

Income (loss) from operations	930	(9,834)	(752)

Other income (expense):
Interest expense	(3,746)	(7,854)	(10,956)
Interest income	3	5	155
Other	13	122	(1,515)

Total other expense	(3,730)	(7,727)	(12,316)

Loss before income taxes	(2,800)	(17,561)	(13,068)

Income tax benefit (expense)	(1,581)	(1,736)	3,537

Net loss	(4,381)	(19,297)	(9,531)

Preferred stock dividend	—	(375)	(637)

Net loss attributed to common stockholders	$(4,381)	$(19,672)	$(10,168)

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

					Capital in	Retained	Total
	Preferred Stock		Common Stock		Excess of	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Equity
Predecessor

Balances, December 31, 2010	36,393	$34,183	73,722,347	$737	$429,924	$(53,520)	$411,324

Net loss	—	—	—	—	—	(19,297)	(19,297)
Preferred stock dividend	—	—	—	—	—	(375)	(375)

Issuance of common stock:
Issuance under stock plans, net of tax	—	—	650,727	7	(1,828)	—	(1,821)

Stock-based compensation	—	—	—	—	6,084	—	6,084

Balances, February 28, 2011	36,393	$34,183	74,373,074	$744	$434,180	$(73,192)	$395,915

Successor

Capitalization at merger	—	$—	1,000	$—	$600,885	$—	$600,885

Net loss	—	—	—	—	—	(4,381)	(4,381)

Balances, March 31, 2011	—	$—	1,000	$—	$600,885	$(4,381)	$596,504

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 31,	February 28,	March 31,
	2011	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,381)	$(19,297)	$(9,531)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	8,769	15,837	21,344
Amortization of deferred issuance costs	—	366	551
Stock-based compensation	—	6,084	1,380
Impairment of intangible assets	5,100	—	—
Allowance for bad debts	—	195	—
Deferred income taxes	63	140	(6,155)
Loss on investment	—	—	1,466
Loss (gain) on sale of property and equipment	(157)	416	(41)
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivable	(6,079)	(15,944)	(9,013)
Increase in inventories	(712)	(1,810)	(81)
Decrease (increase) in prepaid expenses and other assets	(65)	550	2,471
Decrease (increase) in other assets	(178)	674	464
(Decrease) increase in trade accounts payable	(1,909)	12,954	8,712
Decrease in accrued interest	(5,686)	(3,893)	(9,439)
(Decrease) increase in accrued expenses	1,016	8,555	(1,088)
Decrease in other liabilities	(72)	(141)	(236)
Decrease in accrued salaries, benefits and payroll taxes	(3,838)	(1,679)	(1,170)

Net cash (used) provided by operating activities	(8,129)	3,007	(366)

Cash Flows from Investing Activities:
Increase in restricted cash	—	(4,141)	—
Purchases of investment interests	—	(1,177)	—
Purchases of property and equipment	(7,067)	(22,758)	(11,758)
Deposits on asset commitments	115	82	(4,612)
Proceeds from sale of property and equipment	566	1,009	1,436

Net cash used in investing activities	(6,386)	(26,985)	(14,934)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	4,000
Payments on long-term debt	(2,070)	(7,819)	(5,201)
Net borrowings (repayments) on lines of credit	—	(36,500)	—
Proceeds from parent	348	71,450
Payment of preferred stock dividend	—	(637)	(637)
Exercise of options and restricted stock awards, net of tax	—	(1,821)	—
Debt issuance costs	—	—	(189)

Net cash (used) provided by financing activities	(1,722)	24,673	(2,027)

Net increase (decrease) in cash and cash equivalents	(16,237)	695	(17,327)
Cash and cash equivalents at beginning of period	21,635	20,940	41,072

Cash and cash equivalents at end of period	$5,398	$21,635	$23,745

Supplemental information:
Interest paid (net of capitalized interest)	$8,907	$10,991	$19,622
Income taxes paid (refunds)	$993	$(580)	$1,588
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Allis-Chalmers Energy Inc. and subsidiaries (“Allis-Chalmers”, “we”, “our” or “us”) is a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies throughout the United States including Texas, Louisiana, Pennsylvania, Arkansas, West Virginia, Oklahoma, Colorado, offshore in the Gulf of Mexico, and internationally, primarily in Argentina, Brazil, Bolivia and Mexico. We operate in two sectors of the oil and natural gas service industry: Well Services and Drilling Services.
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
Basis of Presentation
On February 23, 2011, Allis-Chalmers Energy Inc., a Delaware corporation, completed its merger (the “Merger”) with and into Wellco Sub Company (“Wellco”), a Delaware corporation and wholly owned subsidiary of Seawell Limited (“Seawell”), with Wellco continuing as the surviving entity under the name Allis-Chalmers Energy Inc. The Merger was effected pursuant to the Agreement and Plan of Merger, dated as of August 10, 2010, by and among Allis-Chalmers, Seawell and Wellco, as amended by the Amendment Agreement, dated as of October 10, 2010, by and among Allis-Chalmers, Seawell and Wellco (as so amended, the “Merger Agreement”). Following the Merger, Seawell began operating under the name Archer Limited (“Archer” or “Parent”). As of the Merger date, our assets and liabilities have been adjusted to their fair values (see Note 2) based on the purchase price resulting in changes to depreciation, amortization and interest in the successor period; therefore, the financial information for the period subsequent to the Merger is not fully comparable. The financial statements and accompanying footnotes have been separated with a black line to present pre-merger activity as the “Predecessor” company and post-merger activity as the “Successor” company. “Predecessor” refers to the operations of Allis-Chalmers prior to the consummation of the Merger and “Successor” refers to the operations of Allis-Chalmers subsequent to the Merger. The Merger date for accounting purposes has been designated as March 1, 2011.
Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our restated audited consolidated financial statements included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on September 1, 2011 (the “Form 10-K/A”). The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents, restricted cash and accounts receivable and payable approximate fair value due to their short-term nature. Restricted cash relates to deposits at a financial institution to secure $4.1 million of outstanding letters of credit. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at March 31, 2011. Our senior notes, in the approximate aggregate amount of $430.2 million, trade “over the counter” in limited amounts and on an infrequent basis. In connection with the Merger, the recorded fair value of our senior notes was increased to $449.6 million based on the traded value at Merger date. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk.
Recent Accounting Pronouncements
We consider all newly issued but not yet adopted accounting pronouncements applicable to our operations and the preparation of our consolidated condensed financial statements. We do not believe that any issued accounting pronouncements not yet adopted by us will have a material impact on our consolidated condensed financial statements.
NOTE 2 — BUSINESS COMBINATIONS
Merger with Archer
Pursuant to the Merger, each outstanding share of common stock of Allis-Chalmers was converted into the right to receive either $4.25 cash or 1.15 fully paid and nonassessable Archer common shares. The fair value of total consideration was approximately $600.9 million with approximately 95% of Allis-Chalmers stockholders electing to receive 97.1 million Archer common shares in the Merger and the remainder receiving an aggregate of approximately $18 million in cash. The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets at Merger (in thousands):

Current assets	$237,873
Property and equipment	682,406
Intangible assets, including goodwill	373,227
Other long-term assets	4,949

Total assets acquired	1,298,455
Current liabilities	148,360
Long-term liabilities	549,210

Merger net assets	$600,885

Our historical property and equipment values were decreased by $47.1 million, our Senior Notes were increased by $19.3 million, other assets were decreased by $13.8 million and other long-term liabilities were increased by $8.6 million. The fair value assigned to the debt was based on actively traded prices and changes in other assets and liabilities were based on third-party valuations or other market based approaches. Goodwill of $267.4 million was recognized for this acquisition and was calculated as the excess of the consideration transferred over the fair value of the net assets acquired. It includes the expected synergies and other benefits that we believe will result from the combined operations and intangible assets that do not qualify for separate recognition such as assembled workforce. Other intangible assets included approximately $91.2 million assigned to customer lists, $6.7 million to trade name, $5.6 million to patents and $2.3 million to backlogs (see note 4). Goodwill is not tax deductible. The amortizable intangibles have a weighted-average useful life of 8.9 years. The allocation of the purchase price has been based upon preliminary fair values. Estimates and assumptions are subject to change upon management’s review of the final valuation.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — BUSINESS COMBINATIONS (Continued)
Acquisition of AWC
On July 12, 2010, we acquired American Well Control, Inc., or AWC, for a total consideration of approximately $19.2 million, which included approximately $17.2 million in cash and 1.0 million shares of our common stock. AWC is a leading manufacturer of premium high-pressure valves used in hydraulic fracturing in the unconventional gas shale plays. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired at the date of acquisition (in thousands):

Current assets	$7,585
Property and equipment	2,756
Intangible assets, including goodwill	11,749
Other long-term assets	2

Total assets acquired	22,092
Current liabilities	1,527
Long-term liabilities	1,401

Net assets acquired	$19,164

AWC’s historical property and equipment values were increased by approximately $27,000 based on third-party valuations. Goodwill of $5.7 million was recognized for this acquisition and was calculated as the excess of the consideration transferred over the fair value of the net assets acquired. It includes the expected synergies and other benefits that we believe will result from the combined operations and intangible assets that do not qualify for separate recognition such as assembled workforce. Other intangible assets included approximately $5.6 million assigned to customer lists, $400,000 to trade name and $55,000 to non-competes. Goodwill is not tax deductible. The amortizable intangibles have a weighted-average useful life of 9.9 years.
NOTE 3 — STOCK-BASED COMPENSATION
Under the Merger Agreement, holders of our outstanding stock options, whether or not then exercisable or vested, elected to receive, at the effective time of the Merger, either cash or fully exercisable and vested stock options to purchase Archer common shares. In addition, all restrictions on time-lapse and performance-based restricted stock awards were deemed to have lapsed and each restricted share was deemed to be an unrestricted share of our common stock. Our Incentive Stock Plans were terminated in connection with the Merger. Our net loss for the two months ended February 28, 2011 includes approximately $6.1 million of compensation costs related to share-based payments with approximately $5.4 million of this amount relating to the acceleration of stock based compensation expense associated with the Merger.
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
The following summarizes the Black-Scholes model assumptions used for the options granted in the three months ended March 31, 2010 (no options were granted in the three months ended March 31, 2011):

For the Three Months
Ended
March 31,
2010
Expected dividend yield	—
Expected price volatility	89.90%
Risk free interest rate	1.40%
Expected life of options	5 years
Weighted average fair value of options granted at market value	$2.63

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — STOCK-BASED COMPENSATION (Continued)
A summary of our stock option activity and related information is as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Balance at December 31, 2010	1,751,018	$4.74
Granted	—	—
Converted at Merger	(1,750,018)	4.74
Exercised	(1,000)	1.23

Outstanding at March 31, 2011	—	—

Restricted stock awards, or RSAs, activity during the three months ended March 31, 2011 is as follows:

		Weighted
		Average Grant-
		Date Fair Value
	Number of Shares	Per Share
Nonvested at December 31, 2010	1,702,067	$6.09
Granted	—	—
Vested	(1,702,067)	6.09
Forfeited	—	—

Nonvested at March 31, 2011	—	$—

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized. Goodwill was $267.4 million and $46.3 million at March 31, 2011 and December 31, 2010, respectively.
Definite-lived intangible assets that continue to be amortized relate to our purchase of customer-related and marketing-related intangibles patents and backlogs. These intangibles have useful lives ranging from four months to twenty years. Amortization of intangible assets for the one month ended March 31, 2011, two months ended February 28, 2011 and for the three months ended March 31, 2010 was $1.5 million, $811,000 and $1.2 million, respectively. In connection with the Merger, a $5.1 million value was assigned to the Allis-Chalmers tradename. Following the Merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer. As a result, it was determined that there was no material remaining value associated with the Allis-Chalmers tradename and the results for the one month ended March 31, 2011 includes an intangible asset impairment charge of $5.1 million. At March 31, 2011, intangible assets totaled $99.2 million, net of $1.5 million of accumulated amortization. Future amortization of intangible assets at March 31, 2011 is approximately $10.2 million for the remainder of 2011 and an average of approximately $11.6 million during the years ended 2012 through 2015.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — INVENTORIES
Inventories consisted of the following (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2011	2010
Manufactured
Finished goods	$4,377	$4,238
Work in process	3,469	2,990
Raw materials	4,629	3,600

Total manufactured	12,475	10,828
Rig parts and related inventory	11,691	11,565
Shop supplies and related inventory	9,930	9,620
Chemicals and drilling fluids	5,081	4,814
Rental supplies	1,751	1,761
Hammers	2,410	2,380
Coiled tubing and related inventory	1,215	1,046
Drive pipe	109	126

Total inventories	$44,662	$42,140

NOTE 6- INCOME TAXES
In accordance with generally accepted accounting principles, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual items, if any. The consolidated effective tax rate for the one month ended March 31, 2011 was (56.5)% and for the two months ended February 28, 2011 it was (9.9)% and 27.1% for the three months ended March 31, 2010. The fluctuations in the tax rates are principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
Income (loss) before income taxes which was subject to United States and non-United States income taxes was as follow (in thousands):

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 31,	February 28,	March 31,
	2011	2011	2010
United States	$(3,304)	$(17,544)	$(17,979)
Outside United States	504	(17)	4,911

	$(2,800)	$(17,561)	$ (13,068)

The income tax provision consists of the following (in thousands):

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 31,	February 28,	March 31,
	2011	2011	2010
Income tax expense (benefit):
United States	$57	$233	$(6,104)
Outside United States	1,524	1,503	2,567

	$1,581	$1,736	$(3,537)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6- INCOME TAXES (Continued)
The following table reconciles the statutory tax rates to our actual tax rate:

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 31,	February 28,	March 31,
	2011	2011	2010
United States Statutory federal income tax rate	35.0%	35.0%	35.0%
United States State income taxes, net of federal benefit	1.2	0.7	2.2
Non-United States income taxed at different rates	(10.1)	0.3	5.3
Valuation allowance, permanent differences and other	(82.6)	(45.9)	(15.4)

Effective tax rate	(56.5)%	(9.9)%	27.1%

NOTE 7- DEBT
Our long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2011	2010
Senior notes	$449,582	$430,238
Revolving line of credit	—	36,500
Bank term loans	16,662	25,723
Insurance premium financing notes	88	979

Total debt	466,332	493,440
Less: current maturities of long-term debt	8,864	15,215

Long-term debt	$457,468	$478,225

Senior notes, bank loans and line of credit agreements
In January 2006 and August 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc. and DLS, to repay existing debt and for general corporate purposes. In June 2009, we closed on a tender offer in which we purchased $30.6 million aggregate principal of our 9.0% senior notes for a total consideration of $650 per $1,000 principal amount. In connection with the Merger and based on actively traded prices of our senior notes, we increased the fair value of the 9.0% senior notes to $1,022 per $1,000 principal amount. In May 2011, pursuant to the terms of change of control provisions in the indentures governing the senior notes and as a result of the Merger, holders had the right to require us to purchase, all or a portion of such holders’ Notes. We purchased $1.8 million aggregate principal of our 9.0% senior notes for a total consideration of $1,010 per $1,000 principal amount. This amount was classified as current debt as of March 31, 2011.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc. On June 29, 2009, we closed on a tender offer in which we purchased $44.2 million aggregate principal of our 8.5% senior notes for a total consideration of $600 per $1,000 principal amount. In connection with the Merger and based on actively traded prices of our senior notes, we increased the fair value of the 8.5% senior notes to $1,070 per $1,000 principal amount. In May 2011, pursuant to the terms of change of control provisions in the indentures governing

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7- DEBT (Continued)
the senior notes and as a result of the Merger, we purchased $92,000 aggregate principal of our 8.5% senior notes for a total consideration of $1,010 per $1,000 principal amount. This amount was classified as current debt as of March 31, 2011.
We had a $90.0 million revolving line of credit with a final maturity date of April 26, 2012 pursuant to a revolving credit agreement that contained customary events of default and financial covenants and limited our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. Effective December 31, 2009, we amended the leverage and interest coverage ratio covenants of the revolving credit agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of December 31, 2010. As of December 31, 2010, we had $36.5 million of borrowings outstanding and $4.1 million in outstanding letters of credit under our revolving credit facility. The weighted-average interest rate was 7.8% at December 31, 2010. The revolving line of credit was repaid and terminated in connection with the Merger.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.0% as of December 31, 2010. The outstanding amount due under these bank loans as of March 31, 2011 and December 31, 2010 was $0 and $350,000, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling Services segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of March 31, 2011 and December 31, 2010. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% at March 31, 2011 and December 31, 2010. The outstanding amount under the import finance facility as of March 31, 2011 and December 31, 2010 was $12.7 million and $14.4 million, respectively.
As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement was dated June 2007 and contained customary events of default and financial covenants which were based on BCH’s stand-alone financial statements. The facility was repayable in quarterly principal installments plus interest and was to mature in August 2012. Obligations under the facility were secured by substantially all of the BCH assets. The bank waived certain financial ratio covenants for the December 31, 2010 measurement period and we classified the entire outstanding balance of the loan in the current portion of long-term debt. The interest rates were based on LIBOR plus a margin and the interest rate was 3.5% at December 31, 2010. The outstanding amount of the loan as of December 31, 2010 was $7.0 million. The term loan credit facility was paid in full in connection with the Merger.
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured.
Notes payable
In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $88,000 and $1.0 million at March 31, 2011 and December 31, 2010, respectively.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 — STOCKHOLDERS’ EQUITY
During the two months ended February 28, 2011, we had option exercises and certain vesting in restricted stock grants which resulted in the issuance of 933,083 shares of our common stock. We retained 282,356 shares from employees in connection with the settlement of tax obligations arising from the vesting of restricted stock grants. We recognized approximately $6.1 million of compensation expense related to share-based payments during the two months ended February 28, 2011 that was recorded as capital in excess of par value (see Note 3).
Pursuant to the Merger, each share of our convertible preferred stock was converted to common stock and each outstanding share of common stock of Allis-Chalmers was converted into the right to receive either $4.25 cash or 1.15 fully paid and nonassessable Archer common shares. Holders of our outstanding stock options, whether or not then exercisable or vested, elected to receive, at the effective time of the merger, either cash or fully exercisable and vested stock options to purchase Archer common shares. In addition, all restrictions on time-lapse and performance-based restricted stock awards were deemed to have lapsed and each restricted share was deemed to be an unrestricted share of our common stock. Subsequent to the Merger, we have 1,000 shares authorized all of which have been issued to Archer Limited at a par value of $0.01 per share.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,035	$4,363	$—	$5,398
Restricted cash	—	4,141	—	—	4,141
Trade receivables, net	—	83,760	93,370	(11,579)	165,551
Inventories	—	24,316	20,346	—	44,662
Intercompany receivables	—	82,309	—	(82,309)	—
Note receivable from affiliate	18,832	—	—	(18,832)	—
Prepaid expenses and other	12	2,755	5,884	—	8,651

Total current assets	18,844	198,316	123,963	(112,720)	228,403
Property and equipment, net	—	432,501	249,248	—	681,749
Goodwill	—	179,697	87,731	—	267,428
Other intangible assets, net	—	59,132	40,115	—	99,247
Note receivable from affiliates	1,500	—	—	(1,500)	—
Investments in affiliates	1,159,099	—	—	(1,159,099)	—
Other assets	—	4,735	261	—	4,996

Total assets	$1,179,443	$874,381	$501,318	$(1,273,319)	$1,281,823

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$1,884	$88	$6,892	$—	$8,864
Trade accounts payable	—	26,216	42,450	(11,579)	57,087
Accrued salaries, benefits and payroll taxes	—	3,513	23,760	—	27,273
Accrued interest	5,674	—	271	—	5,945
Accrued expenses	552	17,559	21,874	—	39,985
Intercompany payables	55,333	—	26,976	(82,309)	—
Note payable to affiliate	—	—	18,832	(18,832)	—

Total current liabilities	63,443	47,376	141,055	(112,720)	139,154
Long-term debt, net of current maturities	447,698	—	9,770	—	457,468
Note payable to affiliate	—	—	1,500	(1,500)	—
Payable to parent	71,798	—	—	—	71,798
Other long-term liabilities	—	—	16,899	—	16,899

Total liabilities	582,939	47,376	169,224	(114,220)	685,319

Commitments and Contingencies

Stockholders’ Equity
Common stock	—	3,527	42,963	(46,490)	—
Capital in excess of par value	600,885	823,395	290,090	(1,113,485)	600,885
Retained earnings (deficit)	(4,381)	83	(959)	876	(4,381)

Total stockholders’ equity	596,504	827,005	332,094	(1,159,099)	596,504

Total liabilities and stockholders’ equity	$1,179,443	$874,381	$501,318	$(1,273,319)	$1,281,823

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the One Month Ended March 31, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$33,948	$36,825	$(47)	$70,726

Operating costs and expenses:
Direct costs	—	20,893	30,290	(47)	51,136
Depreciation `	—	4,954	2,362	—	7,316
Selling, general and administrative	35	3,002	1,754	—	4,791
Impairment of intangible assets	—	4,400	700	—	5,100
Amortization	—	531	922	—	1,453

Total operating costs and expenses	35	33,780	36,028	(47)	69,796

Income (loss) from operations	(35)	168	797	—	930

Other income (expense):
Equity earnings in affiliates, net of tax	(876)	—	—	876	—
Interest, net	(3,475)	(1)	(267)	—	(3,743)
Other	5	(27)	35	—	13

Total other expense	(4,346)	(28)	(232)	876	(3,730)

Net income (loss) before income taxes	(4,381)	140	565	876	(2,800)

Provision for income taxes	—	(57)	(1,524)	—	(1,581)

Net income (loss)	(4,381)	83	(959)	876	(4,381)

Preferred stock dividend	—	—	—	—	—

Net income (loss) attributed to common stockholders	$(4,381)	$83	$(959)	$876	$(4,381)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Two Months Ended February 28, 2011 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$59,044	$67,923	$(82)	$126,885

Operating costs and expenses:
Direct costs	—	37,335	59,877	(82)	97,130
Depreciation	—	10,174	4,852	—	15,026
Selling, general and administrative	5,998	15,034	2,720	—	23,752
Amortization	8	678	125	—	811

Total operating costs and expenses	6,006	63,221	67,574	(82)	136,719

Income (loss) from operations	(6,006)	(4,177)	349	—	(9,834)

Other income (expense):
Equity earnings in affiliates, net of tax	(6,057)	—	—	6,057	—
Interest, net	(7,253)	(8)	(588)	—	(7,849)
Other	19	(232)	335	—	122

Total other expense	(13,291)	(240)	(253)	6,057	(7,727)

Net income (loss) before income taxes	(19,297)	(4,417)	96	6,057	(17,561)

Provision for income taxes	—	(233)	(1,503)	—	(1,736)

Net loss	(19,297)	(4,650)	(1,407)	6,057	(19,297)

Preferred stock dividend	(375)	—	—	—	(375)

Net loss attributed to common stockholders	$(19,672)	$(4,650)	$(1,407)	$6,057	$(19,672)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the One Month Ended March 31, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(4,381)	$83	$(959)	$876	$(4,381)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	—	5,485	3,284	—	8,769
Equity earnings in affiliates	876	—	—	(876)	—
Impairment of intangible assets	—	4,400	700	—	5,100
Deferred income taxes	—	16	47	—	63
Loss (gain) on sale of equipment	—	(165)	8	—	(157)
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(2,336)	(3,743)	—	(6,079)
Decrease (increase) in inventories	—	(816)	104	—	(712)
Decrease (increase) in prepaid expenses and other current assets	(1)	227	(291)	—	(65)
Decrease (increase) in other assets	—	(204)	26	—	(178)
Decrease in trade accounts payable	—	(877)	(1,032)	—	(1,909)
Decrease in accrued interest	(5,605)	—	(81)	—	(5,686)
(Decrease) increase in accrued expenses	(363)	192	1,187	—	1,016
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(5,453)	1,615	—	(3,838)
Decrease in other long- term liabilities	—	—	(72)	—	(72)

Net cash (used) provided by operating activities	(9,474)	552	793	—	(8,129)

Cash Flows from Investing Activities:
Notes receivable from affiliates	(59)	—	—	59	—
Deposits on asset commitments	—	—	115	—	115
Proceeds from sale of property and equipment	—	530	36	—	566
Purchases of property and equipment	—	(6,348)	(719)	—	(7,067)

Net cash used in investing activities	(59)	(5,818)	(568)	59	(6,386)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the One Month Ended March 31, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(10,302)	—	10,302	—
Accounts payable to affiliates	9,185	—	1,117	(10,302)	—
Note payable to affiliate	—	—	59	(59)	—
Payments on long-term debt	—	(261)	(1,809)	—	(2,070)
Proceeds from Parent	348	—	—	—	348

Net cash (used) provided by financing activities	9,533	(10,563)	(633)	(59)	(1,722)

Net change in cash and cash equivalents	—	(15,829)	(408)	—	(16,237)
Cash and cash equivalents at beginning of year	—	16,864	4,771	—	21,635

Cash and cash equivalents at end of period	$—	$1,035	$4,363	$—	$5,398

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Two Months Ended February 28, 2011 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Operating Activities:
Net loss	$(19,297)	$(4,650)	$(1,407)	$6,057	$(19,297)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	8	10,852	4,977	—	15,837
Amortization of deferred issuance costs	366	—	—	—	366
Stock based compensation	6,084	—	—	—	6,084
Equity earnings in affiliates	6,057	—	—	(6,057)	—
Allowance for bad debts	—	195	—	—	195
Deferred income taxes	—	34	106	—	140
Loss on sale of equipment	—	352	64	—	416
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(3,714)	(12,230)	—	(15,944)
Increase in inventories	—	(1,434)	(376)	—	(1,810)
Decrease (increase) in prepaid expenses and other current assets	2,057	235	(1,742)	—	550
Decrease in other assets	—	432	242	—	674
Increase in trade accounts payable	—	8,417	4,537	—	12,954
(Decrease) increase in accrued interest	(4,031)	—	138	—	(3,893)
(Decrease) increase in accrued expenses	(15)	(1,137)	9,707	—	8,555
Decrease in accrued salaries, benefits and payroll taxes	—	(17)	(1,662)	—	(1,679)
Decrease in other long- term liabilities	—	—	(141)	—	(141)

Net cash (used) provided by operating activities	(8,771)	9,565	2,213	—	3,007

Cash Flows from Investing Activities:
Notes receivable from affiliates	(114)	—	—	114	—
Increase in restricted cash	—	(4,141)	—	—	(4,141)
Purchases of investment interests	—	(1,177)	—	—	(1,177)
Deposits on asset commitments	—	—	82	—	82
Proceeds from sale of property and equipment	—	924	85	—	1,009
Purchase of property and equipment	—	(16,931)	(5,827)	—	(22,758)

Net cash used in investing activities	(114)	(21,325)	(5,660)	114	(26,985)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Two Months Ended February 28, 2011 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	12,811	—	(12,811)	—
Accounts payable to affiliates	(23,607)	—	10,796	12,811	—
Note payable to affiliate	—	—	114	(114)	—
Payments on long-term debt	—	(567)	(7,252)	—	(7,819)
Net borrowings (repayments) on line of credit	(36,500)	—	—	—	(36,500)
Proceeds from Parent	71,450	—	—	—	71,450
Payment of preferred stock dividend	(637)	—	—	—	(637)
Exercise of options and restricted stock awards, net of tax	(1,821)	—	—	—	(1,821)

Net cash provided by financing activities	8,885	12,244	3,658	(114)	24,673

Net change in cash and cash equivalents	—	484	211	—	695
Cash and cash equivalents at beginning of year	—	16,380	4,560	—	20,940

Cash and cash equivalents at end of period	$—	$16,864	$4,771	$—	$21,635

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2010 (Predecessor)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$16,380	$4,560	$—	$20,940
Trade receivables, net	—	79,100	77,397	(11,537)	144,960
Inventories	—	22,066	20,074	—	42,140
Intercompany receivables	—	84,766	—	(84,766)	—
Note receivable from affiliate	18,359	—	—	(18,359)	—
Prepaid expenses and other	2,068	3,280	3,925	—	9,273

Total current assets	20,427	205,592	105,956	(114,662)	217,313
Property and equipment, net	—	461,187	262,047	—	723,234
Goodwill	—	28,944	17,389	—	46,333
Other intangible assets, net	414	27,278	6,207	—	33,899
Debt issuance costs, net	7,405	—	—	—	7,405
Note receivable from affiliates	1,800	—	—	(1,800)	—
Investments in affiliates	934,274	—	—	(934,274)	—
Other assets	—	7,390	2,695	—	10,085

Total assets	$964,320	$730,391	$394,294	$(1,050,736)	$1,038,269

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$979	$14,236	$—	$15,215
Trade accounts payable	—	18,634	38,945	(11,537)	46,042
Accrued salaries, benefits and payroll taxes	—	8,983	23,807	—	32,790
Accrued interest	15,310	—	214	—	15,524
Accrued expenses	1,192	18,504	10,980	—	30,676
Intercompany payables	69,756	—	15,010	(84,766)	—
Note payable to affiliate	—	—	18,359	(18,359)	—

Total current liabilities	86,258	47,100	121,551	(114,662)	140,247
Long-term debt, net of current maturities	466,738	—	11,487	—	478,225
Note payable to affiliate	—	—	1,800	(1,800)	—
Other long-term liabilities	—	—	8,473	—	8,473

Total liabilities	552,996	47,100	143,311	(116,462)	626,945

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	737	3,527	42,963	(46,490)	737
Capital in excess of par value	429,924	589,676	137,439	(727,115)	429,924
Retained earnings (deficit)	(53,520)	90,088	70,581	(160,669)	(53,520)

Total stockholders’ equity	411,324	683,291	250,983	(934,274)	411,324

Total liabilities and stock holders’ equity	$964,320	$730,391	$394,294	$(1,050,736)	$1,038,269

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$51,882	$89,363	$(875)	$140,370

Operating costs and expenses
Direct costs	—	35,076	73,514	(875)	107,715
Depreciation	—	14,118	6,070	—	20,188
Selling, general and administrative	1,167	7,200	3,696	—	12,063
Amortization	12	957	187	—	1,156

Total operating costs and expenses	1,179	57,351	83,467	(875)	141,122

Income (loss) from operations	(1,179)	(5,469)	5,896	—	(752)

Other income (expense):
Equity earnings in affiliates, net of tax	1,871	—	—	(1,871)	—
Interest, net	(10,237)	73	(637)	—	(10,801)
Other	14	(1,524)	(5)	—	(1,515)

Total other expense	(8,352)	(1,451)	(642)	(1,871)	(12,316)

Net income (loss) before income taxes	(9,531)	(6,920)	5,254	(1,871)	(13,068)

Provision for income taxes	—	6,104	(2,567)	—	3,537

Net income (loss)	(9,531)	(816)	2,687	(1,871)	(9,531)

Preferred stock dividend	(637)	—	—	—	(637)

Net income (loss) attributed to common stockholders	$(10,168)	$(816)	$2,687	$(1,871)	$(10,168)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(9,531)	$(816)	$2,687	$(1,871)	$(9,531)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	12	15,075	6,257	—	21,344
Amortization of deferred issuance costs	545	6	—	—	551
Stock based compensation	1,380	—	—	—	1,380
Equity earnings in affiliates	(1,871)	—	—	1,871	—
Deferred income taxes	(6,292)	—	137	—	(6,155)
Loss (gain) on sale of equipment	—	138	(179)	—	(41)
Loss on investment	—	1,466	—	—	1,466
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	—	2,587	(11,600)	—	(9,013)
Decrease (increase) in inventories	—	88	(169)	—	(81)
Decrease in prepaid expenses and other current assets	—	1,614	857	—	2,471
Decrease in other assets	—	85	379	—	464
Increase in trade accounts payable	—	4,443	4,269	—	8,712
Decrease in accrued interest	(9,418)	(8)	(13)	—	(9,439)
(Decrease) increase in accrued expenses	(11)	(2,210)	1,133	—	(1,088)
Decrease in accrued salaries, benefits and payroll taxes	—	(87)	(1,083)	—	(1,170)
Decrease in other long- term liabilities	—	—	(236)	—	(236)

Net cash (used) provided by operating activities	(25,186)	22,381	2,439	—	(366)

Cash Flows from Investing Activities:
Notes receivable from affiliates	(342)	—	—	342	—
Deposits on asset commitments	—	(4,500)	(112)	—	(4,612)
Proceeds from sale of property and equipment	—	1,238	198	—	1,436
Purchases of property and equipment	—	(7,360)	(4,398)	—	(11,758)

Net cash used in investing activities	(342)	(10,622)	(4,312)	342	(14,934)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Three Months Ended March 31, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(26,019)	(335)	26,354	—
Accounts payable to affiliates	26,354	—	—	(26,354)	—
Note payable to affiliate	—	—	342	(342)	—
Proceeds from long-term debt	—	—	4,000	—	4,000
Payments on long-term debt	—	(1,580)	(3,621)	—	(5,201)
Payment of preferred stock dividend	(637)	—	—	—	(637)
Debt issuance costs	(189)	—	—	—	(189)

Net cash (used) provided by financing activities	25,528	(27,599)	386	(342)	(2,027)

Net change in cash and cash equivalents	—	(15,840)	(1,487)	—	(17,327)
Cash and cash equivalents at beginning of year	—	31,858	9,214	—	41,072

Cash and cash equivalents at end of period	$—	$16,018	$7,727	$—	$23,745

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10- SEGMENT INFORMATION
In conjunction with the Merger, we reviewed the presentation of our operating segments. Based on this review, we determined that our operational performance would be segmented and reviewed by the Drilling Services and Well Services segments. The split of our organization and aggregation of our business into two segments was based on differences in management structure and reporting, economic characteristics, customer base, asset class and contract structure. The Drilling Services segment includes our international and domestic drilling, directional drilling, underbalanced drilling, tubular services and rental services operations. The Well Services segment includes our production services and valve manufacturing operations. As a result, we realigned our financial reporting segments and now report the Drilling Services and Well Services operations as separate, distinct reporting segments. Our historical segment data previously reported for the three month ended March 31, 2010 and as of December 31, 2010 have been restated to conform to the new presentation.
All of our segments provide services to the energy industry. Indirect general and administrative expenses are allocated to each segment based on estimated use. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments are reported below (in thousands):

	Successor	Predecessor
	One Month	Two Months	Three Months
	Ended	Ended	Ended
	March 31,	February 28,	March 31,
	2011	2011	2010
Revenues:
Drilling Services	$59,308	$106,050	$130,528
Well Services	11,418	20,835	9,842

Total revenues	$70,726	$126,885	$140,370

Operating Income (Loss):
Drilling Services	$403	$(9,943)	$(244)
Well Services	527	109	(508)

Total income (loss) from operations	$930	$(9,834)	$(752)

Depreciation and Amortization Expense:
Drilling Services	$7,754	$13,792	$19,188
Well Services	1,015	2,045	2,156

Total depreciation and amortization expense	$8,769	$15,837	$21,344

Capital Expenditures:
Drilling Services	$4,607	$19,939	$9,770
Well Services	2,460	2,819	1,988

Total capital expenditures	$7,067	$22,758	$11,758

Revenues:
United States	$33,140	$57,651	$47,128
Argentina	31,218	57,458	72,385
Brazil	2,698	5,250	9,500
Other international	3,670	6,526	11,357

Total revenues	$70,726	$126,885	$140,370

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION (Continued)

	Successor	Predecessor
	March 31,	December 31,
	2011	2010
Goodwill:
Drilling Services	$206,441	$40,639
Well Services	60,987	5,694

Total goodwill	$267,428	$46,333

Assets:
Drilling Services	$1,120,505	$940,481
Well Services	161,318	97,788

Total assets	$1,281,823	$1,038,269

Long Lived Assets:
United States	$649,921	$501,117
Argentina	277,537	167,137
Brazil	63,806	86,949
Other international	62,156	65,753

Total long lived assets	$1,053,420	$820,956

NOTE 11 — LEGAL MATTERS
We are named from time to time in legal proceedings related to our activities prior to our bankruptcy in 1988. However, we believe that we were discharged from liability for all such claims in the bankruptcy and believe the likelihood of a material loss relating to any such legal proceeding is remote.
We are also involved in litigation or proceedings that have arisen in our ordinary business activities. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. If there is a claim, dispute or pending litigation in which we believe a negative outcome is probable and a loss by the Company can be reasonably estimated, we record a liability for the expected loss but at this time any such expected loss are immaterial to our financial condition and results of operations. In addition we have certain claims, disputes and pending litigation in which we do not believe a negative outcome is probable or for which the loss cannot be reasonably estimated.
Shortly following the announcement of the merger agreement with Seawell (now Archer) in August 2010, ten putative stockholder class-action petitions and complaints were filed against various combinations of us, members of our board of directors and the Archer parties to the merger agreement. Seven of the lawsuits were filed in Texas and three lawsuits were filed in Delaware. These lawsuits had challenged the proposed merger and generally allege, among other things, that our directors have breached their fiduciary duties owed to our public stockholders by approving the merger and failing to take steps to maximize our value to our public stockholders. The lawsuits generally sought, among other things, compensatory damages, attorneys’ and experts’ fees, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, and injunctive relief prohibiting the defendants from consummating the merger. In February 2011, the plaintiffs’ request for an injunction was denied by the Delaware court and the merger closed on February 23, 2011. In July 2011, plaintiffs and defendants jointly filed a stipulation and order for the dismissal of all claims as moot with the plaintiffs reserving only their application for attorney’s fees and expenses, which the Company and other defendants oppose. The proposed stipulation and order is pending before the court.
The case of Nexen Petroleum U.S.A., Inc. et al v. Allis-Chalmers Rental Services, LLC, Cameron, Hydril and Tri-City Pipe & Machine, Cause No. 88810 in the 15th Judicial District, State of Louisiana is presently scheduled for trial in September 2011. The case involves a blow out on a well operated by Nexen in Vermilion Parish. During drilling operations, Nexen lost control

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 11 — LEGAL MATTERS (Continued)
of the well, activated and closed ‘blow out preventers’ rented from Allis-Chalmers Rental Services, LLC (ACRS) thereby sealing the well. Nexen then re-opened the blow out preventers to attempt an unsuccessful dynamic kill. Nexen alleges that it then again attempted to reseal the well using the blow out preventers but was unable to obtain a complete seal. The well allegedly then flowed uncontrolled for up to a day causing damage to the rig and other equipment, and the hole. The blow out preventers were manufactured by Cameron and Hydril and some of the components of the Cameron equipment were machined by Tri-City. Nexen alleges that the blow out preventers failed due to the fault of the defendants. ACRS contends that Nexen actions in specifying the equipment for the well, designing the well, and operating the well including its acts and omissions for the well control event caused any failure of the equipment rented to Nexen by ACRS. There is conflicting evidence and expert testimony affecting several aspects of this case. It is impossible to predict the outcome with any degree of certainty. ACRS and its insurers are treating this case as highly defensible and continue to vigorously contest it.
NOTE 12 — TRANSACTIONS WITH PARENT
In connection with the Merger, we received approximately $71.4 million in funding from our Parent. The proceeds were mainly used to pay off debt, debt related interest and merger related expenses. The merger related expenses were primarily for legal and professional fees and change of control provisions. The month ended March 31, 2011 includes Parent allocations of interest charges of approximately $334,000 and other administrative charges of approximately $15,000. The amount due to Parent was approximately $71.8 million at March 31, 2011 and balance is classified as a long-term liability. The interest rate used for allocation of interest charges was 5.3% as of March 31, 2011.
NOTE 13 — SUBSEQUENT EVENT
In July 2011, we purchased $125.0 million aggregate principal of our 9.0% senior notes for a total consideration of $1,023 per $1,000 principal amount. In connection with this purchase we have drawn $130.0 million on our Parent’s $550 million Multicurrency Term and Revolving Facility. The $550 million facility has a final maturity date of November 11, 2015 and interest rate is based on LIBOR plus a margin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled “Forward-Looking Statements” on page 35.
Overview of Our Business
We are a multi-faceted oilfield service company that provides services and equipment to oil and natural gas exploration and production companies, throughout the United States including Texas, Louisiana, Pennsylvania, Arkansas, West Virginia, Oklahoma, Colorado, offshore in the Gulf of Mexico and internationally primarily in Argentina, Brazil, Bolivia and Mexico. We operate in two sectors of the oil and natural gas service industry: Well Services and Drilling Services.
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
Merger with Archer
On February 23, 2011, we merged with and into Wellco Sub Company, a wholly owned subsidiary of Archer, and each share of our common stock was converted into the right to receive either 1.15 Archer common shares or $4.25 in cash. In connection with the Merger, Wellco Sub Company changed its name to Allis-Chalmers Energy Inc.
We recorded approximately $14.7 million and $875,000 of costs related to the merger during the two months ended February 28, 2011 and the month ended March 31, 2011, respectively, which are included in selling, general and administrative expense on our Consolidated Condensed Statements of Operations. Approval of the merger resulted in certain of our contractual obligations being triggered or accelerated under the “change of control” provisions of such contractual arrangements. Examples of such arrangements include stock-based compensation awards, severance and retirement plan agreements applicable to executive officers, directors and certain employees and certain other debt obligations, including our senior notes.

Results of Operations
In July 2010, we acquired all of the outstanding stock of American Well Control, Inc., or AWC, which is reported as part of our Well Services segment. We consolidated the results of this transaction from the date it was effective.
In connection with the Merger with Archer, our assets and liabilities have been adjusted to their fair values based on the purchase price resulting in changes to depreciation, amortization and interest in the successor period.
The foregoing business combinations affect the comparability from period to period of our historical results, and our historical results may not be indicative of our future results.
Comparison of Three Months Ended March 31, 2011 and 2010
Our revenues for the three months ended March 31, 2011 were $197.6 million, an increase of 40.8% compared to $140.4 million for the three months ended March 31, 2010. The increase in revenues is due to the increase in revenues in both of our operating segments. Our Drilling Services segment revenues increased 26.7% to $165.4 million for the three months ended March 31, 2011 compared to $130.5 million for the three months ended March 31, 2010 due to increased utilization and rig rates in Argentina and Bolivia and increased utilization of our equipment and improved pricing domestically. Revenues for our Well Services segment increased 227.7% to $32.3 million for the three months ended March 31, 2011 compared to $9.8 million for the three months ended March 31, 2010 due to $10.0 million of revenues from AWC in the current period, along with an increased utilization of our equipment and improved pricing.
Our direct costs for the three months ended March 31, 2011 increased 37.6% to $148.3 million, or 75.0% of revenues, compared to $107.7 million, or 76.7%, of revenues for the three months ended March 31, 2010. Our direct costs in all of our segments increased in absolute dollars in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our Drilling Services segment revenues for the three months ended March 31, 2011 increased 26.7% from revenues for the three months ended March 31, 2010, while direct costs increased 28.1% over that same period, resulting in a minor reduction in gross margin as a percentage of revenues to 22.1% for the three months ended March 31, 2011 compared to 23.0% for the three months ended March 31, 2010. Our Drilling Services segment began to realize price increases starting in the later part of the first quarter of 2010 with the related improvement being offset by a decrease in utilization and pricing for our land drilling services in Brazil. Our Well Services segment revenues for the three months ended March 31, 2011 increased 227.7% from revenues for the three months ended March 31, 2010, while direct costs increased 172.5% over that same period. The improvement in gross margin is due to improved utilization of equipment and pricing which was partially offset by the impact of the acquisition of AWC. AWC provided $10.0 million of revenues during the three months ended March 31, 2011 and it also increased direct costs by $7.0 million for the same period for an effective gross margin as a percentage of revenues of 30.5%. AWC’s gross margin as a percentage of revenues is less than our overall Well Services gross margin percentage as AWC’s manufacturing operation has a higher labor component. Gross margin as a percentage of revenues for our Well Services segment for the three months ended March 31, 2011 was 39.6% compared to 27.4% for the three months ended March 31, 2010.
Depreciation expense increased 10.7% to $22.3 million for the three months ended March 31, 2011 from $20.2 million for the three months ended March 31, 2010. The primary increase in depreciation expense is due to our capital expenditure programs for our Drilling Services segment. Depreciation expense as a percentage of revenues decreased to 11.3% for the first quarter of 2011, compared to 14.4% for the first quarter of 2010, due to the noted increases in revenues.
Selling, general and administrative expense was $28.5 million for the three months ended March 31, 2011 compared to $12.1 million for the three months ended March 31, 2010. Selling, general and administrative expense increased primarily due to an increase in stock based compensation expense, severance expenses and professional and other fees for the three months ended March 31, 2011 compared to the same period of the prior year all due principally to the Merger. Stock based compensation for the three months ended March 31, 2011 was $6.1 million with approximately $5.4 million of this amount relating to the acceleration of stock based compensation expense associated with the Merger and was $1.4 million in the same period of the prior year. The three months ended March 31, 2011 includes approximately $3.1 million of severance expense relating to the separation of certain executives after the Merger. Professional and other fees for the three months ended March 31, 2011 included $7.1 million of costs related to the Merger. As a percentage of revenues, selling, general and administrative expense was 14.4% for the three months ended March 31, 2011 compared to 8.6% for the same period in the prior year.

During the three months ended March 31, 2011, we recorded a $5.1 million loss on the impairment of intangible assets. In connection with the Merger, a $5.1 million value was assigned to the Allis-Chalmers tradename. Following the Merger, Archer and its subsidiaries, including us, have begun operating under the name Archer. As a result, it was determined that there was no material remaining value associated with the Allis-Chalmers tradename.
Amortization expense for the three months ended March 31, 2011 increased $1.1 million to $2.3 million compared to $1.2 million for the three months ended March 31, 2010. The increase is primarily related to the amortization of intangibles recorded in connection with the Merger.
We had an $8.9 million loss from operations for the three months ended March 31, 2011, compared to a $752,000 loss from operations for the three months ended March 31, 2010. The loss from operations for the three months ended March 31, 2011 was mainly due to the accelerated stock based compensation expense of $5.4 million, severance expense of $3.1 million and merger-related professional and other fees of $7.1 million.
Our interest expense was $11.6 million for the three months ended March 31, 2011, compared to $11.0 million for the three months ended March 31, 2010. We had borrowings of $36.5 million under our revolving credit facility as of December 31, 2010 compared to no borrowings as of December 31, 2009. Approximately $51.5 million of our debt was paid in connection with the Merger. Interest expense includes amortization expense of deferred financing costs of $366,000 and $551,000 for the three months ended March 31, 2011 and 2010, respectively.
Other income was $135,000 for the three months ended March 31, 2011 compared to other expense of $1.5 million for the three months ended March 31, 2010. Results for the first quarter of 2010 include a pre-tax non-cash loss of $1.5 million on the sale of an investment in a private oil and gas company that was assumed as part of an acquisition in 2006.
Income tax expense for the three months ended March 31, 2011 was $3.3 million or (16.3)% of our net loss before income taxes compared to an income tax benefit of $3.5 million or 27.1% of our net loss before income taxes from 2010. The change in the tax rate for the 2011 period is principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
We had a net loss of $23.7 million for the three months ended March 31, 2011, compared to net loss of $9.5 million for the three months ended March 31, 2010 due to the foregoing reasons.
The net loss attributed to common stockholders for the three months ended March 31, 2011 and 2010 was $24.1 and $10.2 million after $375,000 and $637,000 in preferred stock dividends, respectively. The preferred stock dividend relates to 36,393 shares of $1,000 par value preferred shares at 7.0%.
The following table compares revenues and income (loss) from operations for each of our business segments for the quarter ended March 31, 2011 and 2010. Income (loss) from operations consists of our revenues less direct costs, selling, general and administrative expenses, impairment of intangible assets, depreciation and amortization:

	Successor	Predecessor
	One Month Ended	Two Months Ended
	March 31, 2011	February 28, 2011	Combined 2011	Predecessor 2010	Change
Revenues:
Drilling Services	$59,308	$106,050	$165,358	$130,528	$34,830
Well Services	11,418	20,835	32,253	9,842	22,411

Total	$70,726	$126,885	$197,611	$140,370	$57,241

Income (Loss) from Operations:
Drilling Services	$403	$(9,943)	$(9,540)	$(244)	$(9,296)
Well Services	527	109	636	(508)	1,144

Total	$930	$(9,834)	$(8,904)	$(752)	$(8,152)

Drilling Services
Revenues for the quarter ended March 31, 2011 for the Drilling Services segment were $165.4 million, an increase of 26.7% compared to $130.5 million in revenues for the quarter ended March 31, 2010. Loss from operations increased $9.3 million and resulted in a loss from operations of $9.5 million for the quarter ended March 31, 2011 compared to a loss of operations of $244,000 in the three months ended March 31, 2010. The revenue increase was due to increased utilization and rig rates in

Argentina and Bolivia and improved pricing and utilization for our directional drilling services, underbalanced services, rental services and tubular services domestically. The increase in loss from operations was mainly due to: (1) allocations of merger related costs consisting of accelerated stock based compensation expense of $3.9 million, severance expense of $2.2 million and professional and other fees of $5.1 million for the three months ended March 31, 2011; (2) decrease in utilization and pricing for our land drilling services in Brazil; (3) a $2.9 million non-cash loss recorded in the three months ended March 31, 2011 on an intangible asset impairment and (4) an increase of $2.4 million, or 12.3%, in depreciation and amortization in the first quarter of 2011 compared to the first quarter of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Well Services
Revenues for the quarter ended March 31, 2011 for the Well Services segment were $32.3 million, an increase of 227.7% compared to $9.8 million in revenues for the quarter ended March 31, 2010. Income from operations increased $1.1 million and resulted in income from operations of $636,000 for the quarter ended March 31, 2011 compared to a loss from operations of $508,000 in the three months ended March 31, 2010. The acquisition of AWC provided our Well Services segment with $10.0 million of additional revenues and $1.5 million of additional operating income during the first quarter of 2011. We also had improved utilization and pricing for our coil tubing units. Partially offsetting the improved results in the three months ended March 31, 2011 were: (1) allocations of merger related costs consisting of accelerated stock based compensation expense of $1.5 million, severance expense of $900,000 and professional and other fees of $2.0 million for the three months ended March 31, 2011; (2) a $2.2 million non-cash loss recorded in the three months ended March 31, 2011 on an intangible asset impairment and (3) an increase of $904,00, or 41.9%, in depreciation and amortization in the first quarter of 2011 compared to the first quarter of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Liquidity
Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from Parent contributions and cash flows from operations. Cash flows from operations are expected to be our primary source of liquidity in fiscal 2011. We had cash and cash equivalents and restricted cash of $9.5 million at March 31, 2011 compared to $20.9 million at December 31, 2010.
Operating Activities
During the three months ended March 31, 2011, our operating activities used $5.1 million in cash. Our net loss for the three months ended March 31, 2011 was $23.7 million. Non-cash expenses totaled $36.8 million during the first three months of 2011 consisting of $24.6 million of depreciation and amortization, $5.1 million on an impairment of intangible assets, $6.1 million for share based compensation expense, $366,000 in amortization of deferred financing fees, $259,000 loss on sale of property and equipment and $203,000 for deferred income taxes related to timing differences.
During the three months ended March 31, 2011, changes in operating assets and liabilities used $18.3 million in cash, principally due to an increase in accounts receivable of $22.0 million, a decrease in accrued interest of $9.6 million, a decrease in accrued salaries, benefits and payroll taxes of $5.5 million an increase of inventory of $2.5 million, offset by an increase in accrued expenses of $9.6 million and an increase in accounts payable of $11.0 million. Accounts receivable, inventory, accounts payable and accrued expense increases primarily related to the increase in our activity in the first three months of 2011. The decrease in accrued interest relates to the semi-annual payment of interest on our senior notes. The decrease in accrued salaries, benefits and payroll taxes is primarily due to normal timing factors.
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
During the three months ended March 31, 2010, changes in operating assets and liabilities used $9.4 million in cash, principally due to an increase in accounts receivable of $9.0 million, a decrease in accrued interest of $9.4 million, a decrease in accrued salaries, benefits and payroll taxes of $1.2 million, a decrease in accrued expenses of $1.1 million, offset by an increase in accounts payable of $8.7 million and a decrease in prepaid expenses and other current assets of $2.5 million. The increase in accounts receivable primarily relates to the increase in revenues for our Drilling Services segment. The decrease in accrued interest relates to the semi-annual payment of interest on our senior notes. The decrease in accrued salaries, benefits and payroll taxes and accrued expenses and the increase in accounts payable are primarily due to normal timing factors.

Investing Activities
During the three months ended March 31, 2011, we used $33.4 million in investing activities, consisting of $29.8 million for capital expenditures, $4.1 million increase in restricted cash relating to deposits at a financial institution to secure outstanding letters of credit and a $1.2 million cash contribution into our investment in our Saudi Arabia joint venture, offset by $1.6 million of proceeds from equipment sales. Included in the $29.8 million for capital expenditures were $24.5 million for additional equipment in our Drilling Services segment and $5.3 million for additional equipment in our Well Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers.
During the three months ended March 31, 2010, we used $14.9 million in investing activities, consisting of $11.8 million for capital expenditures, offset by $1.4 million of proceeds from equipment sales. Included in the $11.8 million for capital expenditures were $9.8 million for additional equipment in our Drilling Services segment and $2.0 million for additional equipment in our Well Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers. We also made net advance payments of $4.6 million on the purchase of capital assets, primarily on new drilling rigs to be delivered in 2010.
Financing Activities
During the three months ended March 31, 2011, financing activities provided $23.0 million in cash. In connection with the Merger, we received approximately $71.4 million in funding from our Parent. Proceeds were mainly used to pay off debt, debt related interest and merger related expenses. The merger related expenses were primarily for legal and professional fees and change of control provisions. We repaid $46.4 million in borrowings under long-term debt facilities. We had a net cash outlay of $1.8 million related to the payment of payroll taxes as a result of net exercises of restricted stock vestings and paid $637,000 in preferred stock dividends.
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
At March 31, 2011, we had $466.3 million in outstanding indebtedness, of which $457.4 million was long-term debt and $8.9 million is due within one year.
In January 2006 and August 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc. and DLS, to repay existing debt and for general corporate purposes. In June 2009, we closed on a tender offer in which we purchased $30.6 million aggregate principal of our 9.0% senior notes for a total consideration of $650 per $1,000 principal amount. In connection with the Merger and based on actively traded prices of our senior notes, we increased the fair value of the 9.0% senior notes to $1,022 per $1,000 principal amount. In May 2011, pursuant to the terms of change of control provisions in the indentures governing the senior notes and as a result of the Merger, holders had the right to require us to purchase, all or a portion of such holders’ notes. We purchased $1.8 million aggregate principal of our 9.0% senior notes for a total consideration of $1,010 per $1,000 principal amount. This amount was classified as current debt as of March 31, 2011.
In January 2007, we closed on a private offering, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $250.0 million principal amount of 8.5% senior notes due 2017. The proceeds of the senior notes offering, together with a portion of the proceeds of our concurrent common stock offering, were used to repay the debt outstanding under our $300.0 million bridge loan facility which we incurred to finance our acquisition of substantially all the assets of Oil & Gas Rental Services, Inc. On June 29, 2009, we closed on a tender offer in which we purchased $44.2 million aggregate principal of our 8.5% senior notes for a total consideration of $600 per $1,000 principal amount. In connection with the Merger and based on actively traded prices of our senior notes, we increased the fair value of the 8.5% senior notes to $1,070 per $1,000 principal amount. In May 2011, pursuant to the terms of change of control provisions in the indentures governing the senior notes and as a result of the Merger, we purchased $92,000 aggregate principal of our 8.5% senior notes for a total consideration of $1,010 per $1,000 principal amount. This amount was classified as current debt as of March 31, 2011.
We had a $90.0 million revolving line of credit with a final maturity date of April 26, 2012 pursuant to a revolving credit agreement that contains customary events of default and financial covenants and limits our ability to incur additional indebtedness, make capital expenditures, pay dividends or make other distributions, create liens and sell assets. On April 9,

2009, we amended our revolving credit agreement to modify the leverage and interest coverage ratio covenants. Effective December 31, 2009, we again amended the leverage and interest coverage ratio covenants of the revolving credit agreement. This amendment relaxed the required financial ratios for the quarter ended December 31, 2009 and for each of the quarters in 2010. Our obligations under the amended and restated credit agreement are secured by substantially all of our assets located in the United States. We were in compliance with all debt covenants as of December 31, 2010. As of December 31, 2010, we had $36.5 million of borrowings outstanding and $4.1 million in outstanding letters of credit under our revolving credit facility. The weighted-average interest rate was 7.8% at December 31, 2010. The revolving line of credit was repaid and terminated in connection with the Merger.
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.0% as of December 31, 2010. The outstanding amount due under these bank loans as of March 31, 2011 and December 31, 2010 was $0 and $350,000, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling Services segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of March 31, 2011 and December 31, 2010. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% at March 31, 2011 and December 31, 2010. The outstanding amount under the import finance facility as of March 31, 2011 and December 31, 2010 was $12.7 million and $14.4 million, respectively.
As part of our acquisition of BCH, we assumed a $23.6 million term loan credit facility with a bank. The credit agreement was dated June 2007 and contained customary events of default and financial covenants which were based on BCH’s stand-alone financial statements. The facility was repayable in quarterly principal installments plus interest and was to mature in August 2012. Obligations under the facility were secured by substantially all of the BCH assets. The bank waived certain financial ratio covenants for the December 31, 2010 measurement period and we classified the entire outstanding balance of the loan in the current portion of long-term debt. The interest rates were based on LIBOR plus a margin and the interest rate was 3.5% at December 31, 2010. The outstanding amount of the loan as of March 31, 2011 and December 31, 2010 was $0 and $7.0 million, respectively.
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured.
In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $88,000 and $1.0 million at March 31, 2011 and December 31, 2010, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We have $4.1 million of outstanding letters of credit that are secured by deposits at a financial institution. We do not guarantee obligations of any unconsolidated entities.
Critical Accounting Policies
Please see our Form 10-K/A for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2011.
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
Further information about the risks and uncertainties that may impact us are described under “Item 1A—Risk Factors” in our Form 10-K/A. You should read those sections carefully. You should not place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update publicly any forward-looking statements in order to reflect any event or circumstance occurring after the date of this quarterly report or currently unknown facts or conditions or the occurrence of unanticipated events.

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers concluded that, for the period ended March 31, 2011, our disclosure controls and procedures were not effective to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles because of a material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting for the period ending March 31, 2011, because of a material weakness relating to accounting for income taxes. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of the calculation and valuation of deferred tax assets. This material weakness resulted in a material misstatement of our income tax expense, deferred tax asset, net loss and accumulated deficit with accompanying notes and the restatement of our consolidated financial statements for the year ended December 31, 2010 as discussed in Note 2 to the consolidated financial statements included in our Form 10-K/A. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
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
     (b) Changes in Internal Control over Financial Reporting.
Except as described above, there were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to our Unaudited Consolidated Condensed Financial Statements included in “Item 1. Financial Statements.”
ITEM 6. EXHIBITS
(a) The exhibits listed on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q are filed as part of this report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 31, 2011.

Allis-Chalmers Energy Inc.

(Registrant)

/s/ Christoph Bausch

Christoph Bausch
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Merger of Allis-Chalmers Energy Inc. with and into Wellco Sub Company, dated February 23, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 1, 2011).

3.2	Certificate of Amendment to Certificate of Designations of 7.0% Convertible Perpetual Preferred Stock of Allis-Chalmers Energy Inc., dated February 23, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on March 1, 2011).

4.1	Third Supplemental Indenture, dated February 23, 2011, by and among Allis-Chalmers Energy Inc. (formerly known as Wellco Sub Company), the other Guarantors parties thereto and Wells Fargo Bank N.A., as Trustee, relating to the 9.0% Senior Notes due 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 1, 2011).

4.2	Supplemental Indenture, dated February 23, 2011, by and among Allis-Chalmers Energy Inc. (formerly known as Wellco Sub Company), the other Guarantors parties thereto and Wells Fargo Bank N.A., as Trustee, relating to the 8.5% Senior Notes due 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 1, 2011).

10.1	Amendment to Executive Employment Agreement, dated effective as of February 22, 2011, by and between the Company and Theodore F. Pound III. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2011).

10.2	Amendment to Executive Employment Agreement, dated effective as of February 22, 2011, by and between the Company and Theodore F. Pound III (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith