Form 10-Q
period 2011-06-30
Allis Chalmers Energy Inc.
filed 2011-09-02
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     to
Commission file number 1-02199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-33212

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11125 Equity Drive, Suite 200, HOUSTON, TEXAS	77041

(Address of principal executive offices)	(Zip Code)
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

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

ITEM

PART I
1. Financial Statements
Consolidated Condensed Balance Sheets as of June 30, 2011 (Successor Company) and December 31,2010 (Predecessor Company)	3

Consolidated Condensed Statements of Operations for the three and four months ended June 30, 2011 (Successor Company), two months ended February 28, 2011, three and six months ended June 30, 2010 (Predecessor Company)	4

Consolidated Condensed Statement of Stockholders’ Equity as of June 30, 2011(Successor Company), February 28, 2011 and December 31, 2010 (Predecessor Company)	5

Consolidated Condensed Statements of Cash Flows for the four months ended June 30, 2011 (Successor Company), two months ended February 28, 2011 and six months ended June 30, 2010 (Predecessor Company)	6

Notes to Unaudited Consolidated Condensed Financial Statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

4. Controls and Procedures	40

PART II
6. Exhibits	41

Signatures	41
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	Successor	Predecessor
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$13,416	$20,940
Restricted cash	3,784	—
Trade receivables, net	174,380	144,960
Inventories	50,026	42,140
Deferred income tax asset	1,104	81
Prepaid expenses and other	18,734	9,192

Total current assets	261,444	217,313

Property and equipment, net	675,581	723,234
Goodwill	267,428	46,333
Other intangible assets, net	94,890	33,899
Debt issuance costs, net	—	7,405
Deferred income tax asset	—	1,969
Other assets	5,251	8,116

Total assets	$1,304,594	$1,038,269

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$6,892	$15,215
Trade accounts payable	60,760	46,042
Accrued salaries, benefits and payroll taxes	35,525	32,790
Accrued interest	15,199	15,524
Accrued expenses	41,912	30,676

Total current liabilities	160,288	140,247

Deferred income tax liability	16,989	8,240
Long-term debt, net of current maturities	454,689	478,225
Payable to parent	74,403	—
Other long-term liabilities	32	233

Total liabilities	706,401	626,945

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (0 shares authorized, 0 issued and outstanding at June 30, 2011 and 25,000,000 authorized, 36,393 issued and outstanding at December 31, 2010)	—	34,183
Common stock, $0.01 par value (1,000 shares authorized, 1,000 issued and outstanding at June 30, 2011 and 200,000,000 authorized, 73,722,347 issued and outstanding at December 31, 2010)	—	737
Capital in excess of par value	600,885	429,924
Accumulated deficit	(2,692)	(53,520)

Total stockholders’ equity	598,193	411,324

Total liabilities and stockholders’ equity	$1,304,594	$1,038,269

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Three Months	Four Months	Two Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	February 28,	June 30,	June 30,
	2011	2011	2011	2010	2010
Revenues	$220,138	$290,864	$126,885	$158,644	$299,014

Operating costs and expenses:
Direct costs	162,628	213,764	97,130	120,723	228,438
Depreciation	23,030	30,346	15,026	20,517	40,705
Selling, general and administrative	15,386	20,177	23,752	12,114	24,177
Impairment of intangible assets	—	5,100	—	—	—
Amortization	4,357	5,810	811	1,156	2,312

Total operating costs and expenses	205,401	275,197	136,719	154,510	295,632

Income (loss) from operations	14,737	15,667	(9,834)	4,134	3,382

Other income (expense):
Interest expense	(10,067)	(13,813)	(7,854)	(11,149)	(22,105)
Interest income	8	11	5	299	454
Other	(34)	(21)	122	(303)	(1,818)

Total other expense	(10,093)	(13,823)	(7,727)	(11,153)	(23,469)

Income (loss) before income taxes	4,644	1,844	(17,561)	(7,019)	(20,087)

Income tax benefit (expense)	(2,955)	(4,536)	(1,736)	1,640	5,177

Net income (loss)	1,689	(2,692)	(19,297)	(5,379)	(14,910)

Preferred stock dividend	—	—	(375)	(637)	(1,274)

Net income (loss) attributed to common stockholders	$1,689	$(2,692)	$(19,672)	$(6,016)	$(16,184)

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

					Capital in	Retained	Total
	Preferred Stock		Common Stock		Excess of	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Equity
Predecessor

Balances, December 31, 2010	36,393	$34,183	73,722,347	$737	$429,924	$(53,520)	$411,324

Net loss	—	—	—	—	—	(19,297)	(19,297)
Preferred stock dividend	—	—	—	—	—	(375)	(375)

Issuance of common stock:
Issuance under stock plans, net of tax	—	—	650,727	7	(1,828)	—	(1,821)

Stock-based compensation	—	—	—	—	6,084	—	6,084

Balances, February 28, 2011	36,393	$34,183	74,373,074	$744	$434,180	$(73,192)	$395,915

Successor

Capitalization at merger	—	$—	1,000	$—	$600,885	$—	$600,885

Net loss	—	—	—	—	—	(2,692)	(2,692)

Balances, June 30, 2011	—	$—	1,000	$—	$600,885	$(2,692)	$598,193

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Successor	Predecessor
	Four Months	Two Months	Six Months
	Ended	Ended	Ended
	June 30,	February 28,	June 30,
	2011	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,692)	$(19,297)	$(14,910)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,156	15,837	43,017
Amortization of deferred issuance costs	—	366	1,106
Debt premium amortization	(1,050)	—	—
Stock-based compensation	—	6,084	3,001
Impairment of intangible assets	5,100	—	—
Allowance for bad debts	—	195	—
Deferred income taxes	(939)	140	(10,821)
Loss on investment	—	—	1,466
Equity in loss of unconsolidated affiliates	—	—	260
Loss on sale of property and equipment	171	416	807
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivable	(14,908)	(15,944)	(25,845)
Increase in inventories	(6,076)	(1,810)	(2,392)
Decrease (increase) in prepaid expenses and other assets	(10,154)	550	8,838
Decrease (increase) in other assets	(256)	674	799
Increase in trade accounts payable	1,764	12,954	10,753
(Decrease) increase in accrued interest	3,568	(3,893)	148
Increase in accrued expenses	2,943	8,555	3,801
Decrease in other liabilities	(60)	(141)	(466)
(Decrease) increase in accrued salaries, benefits and payroll taxes	4,414	(1,679)	1,945

Net cash provided by operating activities	17,981	3,007	21,507

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	357	(4,141)	—
Purchases of investment interests	—	(1,177)	—
Proceeds from sale of investments	—	—	368
Purchases of property and equipment	(25,572)	(22,758)	(30,989)
Deposits on asset commitments	(46)	82	(10,096)
Proceeds from sale of property and equipment	1,880	1,009	2,616

Net cash used in investing activities	(23,381)	(26,985)	(38,101)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	4,000
Payments on long-term debt	(5,772)	(7,819)	(9,446)
Net borrowings (repayments) on lines of credit	—	(36,500)	—
Proceeds from parent	2,953	71,450
Payment of preferred stock dividend	—	(637)	(1,274)
Exercise of options and restricted stock awards, net of tax	—	(1,821)	—
Debt issuance costs	—	—	(189)

Net cash (used) provided by financing activities	(2,819)	24,673	(6,909)

Net increase (decrease) in cash and cash equivalents	(8,219)	695	(23,503)
Cash and cash equivalents at beginning of period	21,635	20,940	41,072

Cash and cash equivalents at end of period	$13,416	$21,635	$17,569

Supplemental information:
Interest paid (net of capitalized interest)	$9,259	$10,991	$20,467
Income taxes paid (refunds)	$2,865	$(580)	$57
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial Instruments
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents, restricted cash and accounts receivable and payable approximate fair value due to their short-term nature. Restricted cash relates to deposits at a financial institution to secure $3.8 million of outstanding letters of credit. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at June 30, 2011. Our senior notes, in the approximate aggregate amount of $446.6 million, trade “over the counter” in limited amounts and on an infrequent basis. In connection with the Merger, the recorded fair value of our senior notes was increased by $19.3 million based on the traded value at Merger date. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk.
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
The following summarizes the Black-Scholes model assumptions used for the options granted in the three and six months ended June 30, 2010 (no options were granted during the three and six months ended June 30, 2011):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Expected dividend yield	—	—
Expected price volatility	88.54%	89.81%
Risk free interest rate	1.51%	1.41%
Expected life of options	5 years	5 years
Weighted average fair value of options granted at market value	$2.70	$2.63

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — STOCK-BASED COMPENSATION (Continued)
A summary of our stock option activity and related information is as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Balance at December 31, 2010	1,751,018	$4.74
Granted	—	—
Converted at Merger	(1,750,018)	4.74
Exercised	(1,000)	1.23

Outstanding at June 30, 2011	—	—

Restricted stock awards, or RSAs, activity during the three months ended June 30, 2011 is as follows:

		Weighted
		Average Grant-
		Date Fair Value
	Number of Shares	Per Share
Nonvested at December 31, 2010	1,702,067	$6.09
Granted	—	—
Vested	(1,702,067)	6.09
Forfeited	—	—

Nonvested at June 30, 2011	—	$—

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized. Goodwill was $267.4 million and $46.3 million at June 30, 2011 and December 31, 2010, respectively.
Definite-lived intangible assets that continue to be amortized relate to our purchase of customer-related and marketing-related intangibles patents and backlogs. These intangibles have useful lives ranging from four months to twenty years. Amortization of intangible assets for the three and four months ended June, 2011 and two months ended February 28, 2011 was $4.4 million, $5.8 million and $811,000, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2010, respectively. In connection with the Merger, a $5.1 million value was assigned to the Allis-Chalmers tradename. Following the Merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer. As a result, it was determined that there was no material remaining value associated with the Allis-Chalmers tradename and the results for the four months ended June 30, 2011 includes an intangible asset impairment charge of $5.1 million. At June 30, 2011, intangible assets totaled $94.9 million, net of $5.8 million of accumulated amortization. Future amortization of intangible assets at June 30, 2011 is approximately $5.9 million for the remainder of 2011 and an average of approximately $11.6 million during the years ended 2012 through 2015.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — INVENTORIES
Inventories consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2011	2010
Manufactured
Finished goods	$5,319	$4,238
Work in process	3,849	2,990
Raw materials	5,138	3,600

Total manufactured	14,306	10,828
Rig parts and related inventory	13,582	11,565
Shop supplies and related inventory	10,486	9,620
Chemicals and drilling fluids	5,621	4,814
Rental supplies	1,593	1,761
Hammers	2,604	2,380
Coiled tubing and related inventory	1,725	1,046
Drive pipe	109	126

Total inventories	$50,026	$42,140

NOTE 6- INCOME TAXES
In accordance with generally accepted accounting principles, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual items, if any. The consolidated effective tax rate for the two months ended February 28, 2011, three and four months ended June 30, 2011 was (9.9)%, 63.6% and 246.0%, respectively, compared to 23.4% and 25.8% for the three and six months ended June 30, 2010. The fluctuations in the tax rates are principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
Income (loss) before income taxes which was subject to United States and non-United States income taxes was as follow (in thousands):

	Successor		Predecessor
	Three Months	Four Months	Two Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	February 28,	June 30,	June 30,
	2011	2011	2011	2010	2010

United States	$4,422	$1,118	$(17,544)	$(13,414)	$(31,393)
Outside United States	222	726	(17)	6,395	11,306

	$4,644	$1,844	$(17,561)	$ (7,019)	$ (20,087)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6- INCOME TAXES (Continued)
The income tax provision consists of the following (in thousands):

	Successor		Predecessor
	Three Months	Four Months	Two Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	February 28,	June 30,	June 30,
	2011	2011	2011	2010	2010

Income tax expense (benefit):
United States	$183	$240	$233	$(4,408)	$(10,513)
Outside United States	2,772	4,296	1,503	2,768	5,336

	$2,955	$4,536	$1,736	$(1,640)	$(5,177)

The following table reconciles the statutory tax rates to our actual tax rate:

	Successor		Predecessor
	Three Months	Four Months	Two Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	February 28,	June 30,	June 30,
	2011	2011	2011	2010	2010

United States Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
United States State income taxes, net of federal benefit	1.2	1.2	0.7	2.2	2.2
Non-United States income taxed at different rates	10.9	42.7	0.3	12.5	7.8
Valuation allowance, permanent differences and other	16.5	167.1	(45.9)	(26.3)	(19.2)

Effective tax rate	63.6%	246.0%	(9.9)%	23.4%	25.8%

NOTE 7- DEBT
Our long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2011	2010
Senior notes	$446,647	$430,238
Revolving line of credit	—	36,500
Bank term loans	14,934	25,723
Insurance premium financing notes	—	979

Total debt	461,581	493,440
Less: current maturities of long-term debt	6,892	15,215

Long-term debt	$454,689	$478,225

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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.0% as of December 31, 2010. The outstanding amount due under these bank loans as of June 30, 2011 and December 31, 2010 was $0 and $350,000, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling Services segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of June 30, 2011 and December 31, 2010. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% at June 30, 2011 and December 31, 2010. The outstanding amount under the import finance facility as of June 30, 2011 and December 31, 2010 was $11.5 million and $14.4 million, respectively.
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
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured. The outstanding amount under the term loan facility as of June 30, 2011 and December 31, 2010 was $3.4 million and $4.0 million, respectively

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — DEBT (Continued)
Notes payable
In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $1.0 million at June 30, 2011 and December 31, 2010, respectively.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$9,286	$4,130	$—	$13,416
Restricted cash	—	3,784	—	—	3,784
Trade receivables, net	—	102,949	103,193	(31,762)	174,380
Inventories	—	26,981	23,045	—	50,026
Intercompany receivables	—	87,640	—	(87,640)	—
Note receivable from affiliate	21,085	—	—	(21,085)	—
Prepaid expenses and other	12	5,638	14,188	—	19,838

Total current assets	21,097	236,278	144,556	(140,487)	261,444
Property and equipment, net	—	406,223	269,358	—	675,581
Goodwill	—	179,697	87,731	—	267,428
Other intangible assets, net	—	57,540	37,350	—	94,890
Note receivable from affiliates	1,500	—	—	(1,500)	—
Investments in affiliates	1,170,166	—	—	(1,170,166)	—
Other assets	—	4,869	382	—	5,251

Total assets	$1,192,763	$884,607	$539,377	$(1,312,153)	$1,304,594

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$—	$6,892	$—	$6,892
Trade accounts payable	—	21,814	70,708	(31,762)	60,760
Accrued salaries, benefits and payroll taxes	—	5,465	30,060	—	35,525
Accrued interest	15,020	—	179	—	15,199
Accrued expenses	570	16,882	24,460	—	41,912
Intercompany payables	57,930	—	29,710	(87,640)	—
Note payable to affiliate	—	—	21,085	(21,085)	—

Total current liabilities	73,520	44,161	183,094	(140,487)	160,288
Long-term debt, net of current maturities	446,647	—	8,042	—	454,689
Note payable to affiliate	—	—	1,500	(1,500)	—
Payable to parent	74,403	—	—	—	74,403
Other long-term liabilities	—	—	17,021	—	17,021

Total liabilities	594,570	44,161	209,657	(141,987)	706,401

Commitments and Contingencies

Stockholders’ Equity
Common stock	—	3,527	42,963	(46,490)	—
Capital in excess of par value	600,885	823,395	290,090	(1,113,485)	600,885
Retained earnings (deficit)	(2,692)	13,524	(3,333)	(10,191)	(2,692)

Total stockholders’ equity	598,193	840,446	329,720	(1,170,166)	598,193

Total liabilities and stockholders’ equity	$1,192,763	$884,607	$539,377	$(1,312,153)	$1,304,594

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$96,934	$123,446	$(242)	$220,138

Operating costs and expenses:
Direct costs	—	57,986	104,884	(242)	162,628
Depreciation `	—	15,843	7,187	—	23,030
Selling, general and administrative	65	7,995	7,326	—	15,386
Amortization	—	1,592	2,765	—	4,357

Total operating costs and expenses	65	83,416	122,162	(242)	205,401

Income (loss) from operations	(65)	13,518	1,284	—	14,737

Other income (expense):
Equity earnings in affiliates, net of tax	11,067	—	—	(11,067)	—
Interest, net	(9,326)	(1)	(732)	—	(10,059)
Other	13	107	(154)	—	(34)

Total other expense	1,754	106	(886)	(11,067)	(10,093)

Net income (loss) before income taxes	1,689	13,624	398	(11,067)	4,644

Provision for income taxes	—	(183)	(2,772)	—	(2,955)

Net income (loss)	$1,689	$13,441	$(2,374)	$(11,067)	$1,689

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Four Months Ended June 30, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$130,882	$160,271	$(289)	$290,864

Operating costs and expenses:
Direct costs	—	78,879	135,174	(289)	213,764
Depreciation	—	20,797	9,549	—	30,346
Selling, general and administrative	100	10,997	9,080	—	20,177
Impairment of intangible assets	—	4,400	700	—	5,100
Amortization	—	2,123	3,687	—	5,810

Total operating costs and expenses	100	117,196	158,190	(289)	275,197

Income (loss) from operations	(100)	13,686	2,081	—	15,667

Other income (expense):
Equity earnings in affiliates, net of tax	10,191	—	—	(10,191)	—
Interest, net	(12,801)	(2)	(999)	—	(13,802)
Other	18	80	(119)	—	(21)

Total other expense	(2,592)	78	(1,118)	(10,191)	(13,823)

Net income (loss) before income taxes	(2,692)	13,764	963	(10,191)	1,844

Provision for income taxes	—	(240)	(4,296)	—	(4,536)

Net income (loss) attributed to common stockholders	$(2,692)	$13,524	$(3,333)	$(10,191)	$(2,692)

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Four Months Ended June 30, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(2,692)	$13,524	$(3,333)	$(10,191)	$(2,692)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	—	22,920	13,236	—	36,156
Debt premium amortization	(1,050)	—	—	—	(1,050)
Equity earnings in affiliates	(10,191)	—	—	10,191	—
Impairment of intangible assets	—	4,400	700	—	5,100
Deferred income taxes	—	1	(940)	—	(939)
Loss on sale of equipment	—	94	77	—	171
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(1,342)	(13,566)	—	(14,908)
Increase in inventories	—	(3,481)	(2,595)	—	(6,076)
Increase in prepaid expenses and other current assets	(1)	(2,655)	(7,498)	—	(10,154)
Decrease (increase) in other assets	—	(322)	66	—	(256)
(Decrease) increase in trade accounts payable	—	(5,455)	7,219	—	1,764
(Decrease) increase in accrued interest	3,741	—	(173)	—	3,568
(Decrease) increase in accrued expenses	(345)	(485)	3,773	—	2,943
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(3,501)	7,915	—	4,414
Decrease in other long- term liabilities	—	—	(60)	—	(60)

Net cash (used) provided by operating activities	(10,538)	23,698	4,821	—	17,981

Cash Flows from Investing Activities:
Notes receivable from affiliates	(2,312)	—	—	2,312	—
Decrease in restricted cash	—	357	—	—	357
Deposits on asset commitments	—	—	(46)	—	(46)
Proceeds from sale of property and equipment	—	1,827	53	—	1,880
Purchases of property and equipment	—	(17,479)	(8,093)	—	(25,572)

Net cash used in investing activities	(2,312)	(15,295)	(8,086)	2,312	(23,381)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Four Months Ended June 30, 2011 (Successor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(15,631)	—	15,631	—
Accounts payable to affiliates	11,782	—	3,849	(15,631)	—
Note payable to affiliate	—	—	2,312	(2,312)	—
Payments on long-term debt	(1,885)	(350)	(3,537)	—	(5,772)
Proceeds from Parent	2,953	—	—	—	2,953

Net cash (used) provided by financing activities	12,850	(15,981)	2,624	(2,312)	(2,819)

Net change in cash and cash equivalents	—	(7,578)	(641)	—	(8,219)
Cash and cash equivalents at beginning of year	—	16,864	4,771	—	21,635

Cash and cash equivalents at end of period	$—	$9,286	$4,130	$—	$13,416

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$62,760	$96,337	$(453)	$158,644

Operating costs and expenses
Direct costs	—	42,300	78,876	(453)	120,723
Depreciation	—	14,198	6,319	—	20,517
Selling, general and administrative	1,365	7,156	3,593	—	12,114
Amortization	11	959	186	—	1,156

Total operating costs and expenses	1,376	64,613	88,974	(453)	154,510

Income (loss) from operations	(1,376)	(1,853)	7,363	—	4,134

Other income (expense):
Equity earnings in affiliates, net of tax	6,396	—	—	(6,396)	—
Interest, net	(10,415)	141	(576)	—	(10,850)
Other	16	(254)	(65)	—	(303)

Total other income (expense)	(4,003)	(113)	(641)	(6,396)	(11,153)

Net income (loss) before income taxes	(5,379)	(1,966)	6,722	(6,396)	(7,019)

Provision for income taxes	—	4,408	(2,768)	—	1,640

Net income (loss)	(5,379)	2,442	3,954	(6,396)	(5,379)

Preferred stock dividend	(637)	—	—	—	(637)

Net income (loss) attributed to common stockholders	$(6,016)	$2,442	$3,954	$(6,396)	$(6,016)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$114,642	$185,700	$(1,328)	$299,014

Operating costs and expenses
Direct costs	—	77,376	152,390	(1,328)	228,438
Depreciation	—	28,316	12,389	—	40,705
Selling, general and administrative	2,532	14,356	7,289	—	24,177
Amortization	23	1,916	373	—	2,312

Total operating costs and expenses	2,555	121,964	172,441	(1,328)	295,632

Income (loss) from operations	(2,555)	(7,322)	13,259	—	3,382

Other income (expense):
Equity earnings in affiliates, net of tax	8,267	—	—	(8,267)	—
Interest, net	(20,652)	214	(1,213)	—	(21,651)
Other	30	(1,778)	(70)	—	(1,818)

Total other income (expense)	(12,355)	(1,564)	(1,283)	(8,267)	(23,469)

Net income (loss) before income taxes	(14,910)	(8,886)	11,976	(8,267)	(20,087)

Provision for income taxes	—	10,512	(5,335)	—	5,177

Net income (loss)	(14,910)	1,626	6,641	(8,267)	(14,910)

Preferred stock dividend	(1,274)	—	—	—	(1,274)

Net income (loss) attributed to common stockholders	$(16,184)	$1,626	$6,641	$(8,267)	$(16,184)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Other Subsidiaries	Consolidating	Consolidated
	(Guarantor)	Guarantors	(Non-Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(14,910)	$1,626	$6,641	$(8,267)	$(14,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23	30,232	12,762	—	43,017
Amortization and write-off of debt issuance costs	1,094	12	—	—	1,106
Stock based compensation	3,001	—	—	—	3,001
Equity earnings in affiliates	(8,267)	—	—	8,267	—
Deferred taxes	(10,954)	—	133	—	(10,821)
Loss (gain) on sale of equipment	—	965	(158)	—	807
Loss on investment	—	1,466	—	—	1,466
Equity in losses of unconsolidated affiliates	—	260	—	—	260
Changes in operating assets and liabilities:
(Increase) in trade receivables	—	(2,962)	(22,883)	—	(25,845)
(Increase) in inventories	—	(744)	(1,648)	—	(2,392)
Decrease in prepaid expenses and other current assets	—	2,778	6,060	—	8,838
Decrease in other assets	—	127	672	—	799
Increase in trade accounts payable	—	1,285	9,468	—	10,753
(Decrease) increase in accrued interest	76	(16)	88	—	148
(Decrease) increase in accrued expenses	(58)	2,243	1,616	—	3,801
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(195)	2,140	—	1,945
(Decrease) in other long- term liabilities	—	—	(466)	—	(466)

Net Cash Provided By (Used In) Operating Activities	(29,995)	37,077	14,425	—	21,507

Cash Flows from Investing Activities:
Notes receivable from affiliates	3,293	—	—	(3,293)	—
Deposits on asset commitments	—	(10,000)	(96)	—	(10,096)
Proceeds from sale of investments	—	368	—	—	368
Proceeds from sale of property and equipment	—	2,416	200	—	2,616
Purchase of property and equipment	—	(18,069)	(12,920)	—	(30,989)

Net Cash Provided By (Used In) Investing Activities	3,293	(25,285)	(12,816)	(3,293)	(38,101)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2010 (Predecessor)
(unaudited)

	Allis-Chalmers	Subsidiary	Other Subsidiaries	Consolidating	Consolidated
	(Guarantor)	Guarantors	(Non-Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(27,210)	(955)	28,165	—
Accounts payable to affiliates	28,165	—	—	(28,165)	—
Note payable to affiliate	—	—	(3,293)	3,293	—
Proceeds from long-term debt	—	—	4,000	—	4,000
Payments on long-term debt	—	(3,116)	(6,330)	—	(9,446)
Payment of preferred stock dividend	(1,274)	—	—	—	(1,274)
Debt issuance costs	(189)	—	—	—	(189)

Net Cash Provided By (Used In) Financing Activities	26,702	(30,326)	(6,578)	3,293	(6,909)

Net change in cash and cash equivalents	—	(18,534)	(4,969)	—	(23,503)
Cash and cash equivalents at beginning of period	—	31,858	9,214	—	41,072

Cash and cash equivalents at end of period	$—	$13,324	$4,245	$—	$17,569

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION
In conjunction with the Merger, we reviewed the presentation of our operating segments. Based on this review, we determined that our operational performance would be segmented and reviewed by the Drilling Services and Well Services segments. The split of our organization and aggregation of our business into two segments was based on differences in management structure and reporting, economic characteristics, customer base, asset class and contract structure. The Drilling Services segment includes our international and domestic drilling, directional drilling, underbalanced drilling, tubular services and rental services operations. The Well Services segment includes our production services and valve manufacturing operations. As a result, we realigned our financial reporting segments and now report the Drilling Services and Well Services operations as separate, distinct reporting segments. Our historical segment data previously reported for the three and six months ended June 30, 2010 and as of December 31, 2010 have been restated to conform to the new presentation.
All of our segments provide services to the energy industry. Indirect general and administrative expenses are allocated to each segment based on estimated use. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments are reported below (in thousands):

	Successor		Predecessor
	Three Months Ended	Four Months Ended	Two Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	February 28,	June 30,	June 30,
	2011	2011	2011	2010	2010
Revenues:
Drilling Services	$187,969	$247,277	$106,050	$146,913	$277,441
Well Services	32,169	43,587	20,835	11,731	21,573

Total revenues	$220,138	$290,864	$126,885	$158,644	$299,014

Operating Income (Loss):
Drilling Services	$8,084	$8,488	$(9,943)	$4,551	$4,307
Well Services	6,653	7,179	109	(417)	(925)

Total income (loss) from operations	$14,737	$15,667	$(9,834)	$4,134	$3,382

Depreciation and Amortization Expense:
Drilling Services	$24,023	$31,777	$13,792	$19,393	$38,581
Well Services	3,364	4,379	2,045	2,280	4,436

Total depreciation and amortization expense	$27,387	$36,156	$15,837	$21,673	$43,017

Capital Expenditures:
Drilling Services	$17,012	$21,619	$19,939	$17,417	$27,187
Well Services	1,493	3,953	2,819	1,814	3,802

Total capital expenditures	$18,505	$25,572	$22,758	$19,231	$30,989

Revenues:
United States	$93,595	$126,735	$57,651	$59,795	$106,923
Argentina	106,100	137,318	57,458	76,640	149,025
Brazil	9,306	12,004	5,250	10,502	20,002
Other international	11,137	14,807	6,526	11,707	23,064

Total revenues	$220,138	$290,864	$126,885	$158,644	$299,014

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION (Continued)

	Successor	Predecessor
	June 30,	December 31,
	2011	2010
Goodwill:
Drilling Services	$206,441	$40,639
Well Services	60,987	5,694

Total goodwill	$267,428	$46,333

Assets:
Drilling Services	$1,145,427	$940,481
Well Services	159,167	97,788

Total assets	$1,304,594	$1,038,269

Long Lived Assets:
United States	$623,198	$501,117
Argentina	293,721	167,137
Brazil	65,456	86,949
Other international	60,775	65,753

Total long lived assets	$1,043,150	$820,956

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
NOTE 12 — TRANSACTIONS WITH PARENT
In connection with the Merger, we received approximately $71.4 million in funding from our Parent. The proceeds were mainly used to pay off debt, debt related interest and merger related expenses. The merger related expenses were primarily for legal and professional fees and change of control provisions. The three and four months ended June 30, 2011 includes Parent allocations of interest charges of approximately $969,000 and $1.3 million, respectively, and other administrative charges of approximately $1.8 million. Parent administrative charges are allocated proportional to the average EBIT and revenue contribution. The allocation method used is considered reasonable by management and our estimated costs that would have been incurred on a stand alone basis would not have been materially different. The amount due to Parent was approximately $74.4 million at June 30, 2011 and balance is classified as a long-term liability. The interest rate used for allocation of interest charges was 5.3% as of June 30, 2011.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such differences include, but are not limited to, the general condition of the oil and natural gas drilling industry, demand for our oil and natural gas service and rental products, and competition. For more information on forward-looking statements please refer to the section entitled “Forward-Looking Statements” on page 39.
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
We recorded approximately $14.7 million, $1.6 million and $2.5 million of costs related to the merger during the two months ended February 28, 2011 and the three and four months ended June 30, 2011, respectively, which are included in selling, general and administrative expense on our Consolidated Condensed Statements of Operations. Approval of the merger resulted in certain of our contractual obligations being triggered or accelerated under the “change of control” provisions of such contractual arrangements. Examples of such arrangements include stock-based compensation awards, severance and retirement plan agreements applicable to executive officers, directors and certain employees and certain other debt obligations, including our senior notes.

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
Comparison of Three Months Ended June 30, 2011 and 2010
Our revenues for the three months ended June 30, 2011 were $220.1 million, an increase of 38.8% compared to $158.6 million for the three months ended June 30, 2010. The increase in revenues is due to the increase in revenues in both of our operating segments. Our Drilling Services segment revenues increased 27.9% to $188.0 million for the three months ended June 30, 2011 compared to $146.9 million for the three months ended June 30, 2010 due to increased utilization and rig rates in Argentina and Bolivia and increased utilization of our equipment and improved pricing domestically. Revenues for our Well Services segment increased 174.2% to $32.2 million for the three months ended June 30, 2011 compared to $11.7 million for the three months ended June 30, 2010 due to $9.7 million of revenues from AWC in the current period, along with an increased utilization of our equipment and improved pricing.
Our direct costs for the three months ended June 30, 2011 increased 34.7% to $162.6 million, or 73.9% of revenues, compared to $120.7 million, or 76.1%, of revenues for the three months ended June 30, 2010. Our direct costs in all of our segments increased in absolute dollars in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Our Drilling Services segment revenues for the three months ended June 30, 2011 increased 27.9% from revenues for the three months ended June 30, 2010 and direct costs increased 27.8% over that same period. Our Well Services segment revenues for the three months ended June 30, 2011 increased 174.2% from revenues for the three months ended June 30, 2010, while direct costs increased 122.6% over that same period. The improvement in gross margin is due to improved utilization of equipment and pricing which was slightly offset by the impact of the acquisition of AWC. AWC provided $9.7 million of revenues during the three months ended June 30, 2011 and it also increased direct costs by $6.0 million for the same period for an effective gross margin as a percentage of revenues of 38.3%. AWC’s gross margin as a percentage of revenues is less than our overall Well Services gross margin percentage as AWC’s manufacturing operation has a higher labor component. Gross margin as a percentage of revenues for our Well Services segment for the three months ended June 30, 2011 was 39.5% compared to 25.5% for the three months ended June 30, 2010.
Depreciation expense increased 12.2% to $23.0 million for the three months ended June 30, 2011 from $20.5 million for the three months ended June 30, 2010. The primary increase in depreciation expense is due to our capital expenditure programs for our Drilling Services segment. Depreciation expense as a percentage of revenues decreased to 10.5% for the second quarter of 2011, compared to 12.9% for the second quarter of 2010, due to the noted increases in revenues.
Selling, general and administrative expense was $15.4 million for the three months ended June 30, 2011 compared to $12.1 million for the three months ended June 30, 2010. Selling, general and administrative expense increased primarily due to an increase in severance expense and other professional fees for the three months ended June 30, 2011 compared to the same period of the prior year all due principally to the Merger and a general increase relating to additional operational activities which was partially offset by a reduction in stock based compensation. The three months ended June 30, 2011 includes approximately $1.6 million of severance expense and other professional fees relating to the Merger and $1.7 million of allocated general and administrative expenses from our Parent. Stock based compensation for the three months ended June 30, 2010 was $1.6 million with no related expense for the three months ended June 30, 2011 due to the acceleration of stock based compensation expense as of the Merger date. As a percentage of revenues, selling, general and administrative expense was 7.0% for the three months ended June 30, 2011 compared to 7.6% for the same period in the prior year.

Amortization expense for the three months ended June 30, 2011 increased $3.2 million to $4.4 million compared to $1.2 million for the three months ended June 30, 2010. The increase is primarily related to the amortization of intangibles recorded in connection with the Merger.
We had income from operations of $14.7 million for the three months ended June 30, 2011, compared to income from operations of $4.1 million for the three months ended June 30, 2010. The increase in income from operations was mainly due to the increase in revenues and improved margins which was partially offset by the increases in depreciation, amortization and selling, general and administrative expenses.
Our interest expense was $10.1 million for the three months ended June 30, 2011, compared to $11.1 million for the three months ended June 30, 2010. Approximately $51.5 million of our debt was paid in connection with the Merger. Interest expense for the three months ended June 30, 2011 was reduced by approximately $1.1 million in connection with debt premium amortization and interest expense for the three months ended June 20, 2010 includes amortization expense of deferred financing costs of $554,000. Interest expense for the three months ended June 30, 2011 included approximately $969,000 of allocated interest charges from our Parent.
Income tax expense for the three months ended June 30, 2011 was $3.0 million or 63.6% of our income before income taxes compared to an income tax benefit of $1.6 million or 23.4% of our net loss before income taxes from 2010. The change in the tax rate is principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
We had net income of $1.7 million for the three months ended June 30, 2011, compared to net loss of $5.4 million for the three months ended June 30, 2010 due to the foregoing reasons.
The net loss attributed to common stockholders for the three months ended June 30, 2010 was $6.0 million after $637,000 in preferred stock dividends. The preferred stock dividend related to our 36,393 shares of $1,000 par value preferred shares at 7.0%.
The following table compares revenues and income (loss) from operations for each of our business segments for the quarter ended June 30, 2011 and 2010. Income (loss) from operations consists of our revenues less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income (Loss) from Operations
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
	June 30,	June 30,		June 30,	June 30,
	2011	2010	Change	2011	2010	Change
		(in thousands)
Revenues:
Drilling Services	$187,969	$146,913	$41,056	$8,084	$4,551	$3,533
Well Services	32,169	11,731	20,438	6,653	(417)	7,070

Total	$220,138	$158,644	$61,494	$14,737	$4,134	$10,603

Drilling Services
Revenues for the quarter ended June 30, 2011 for the Drilling Services segment were $188.0 million, an increase of 27.9% compared to $146.9 million in revenues for the quarter ended June 30, 2010. Income from operations increased $3.5 million and resulted in income from operations of $8.1 million for the quarter ended June 30, 2011 compared to income from operations of $4.6 million in the three months ended June 30, 2010. The revenue increase was due to our investment in new equipment, increased utilization and rig rates in Argentina and Bolivia and improved pricing and utilization for our directional drilling services, underbalanced services, rental services and tubular services domestically. The increase in income from operations was mainly due to the noted revenue increases which were partially offset by: (1) allocations of merger related costs consisting of severance expense and other professional fees of $1.2 million for the three months ended June 30, 2011; (2) allocations of $1.3 million of Parent general and administration charges; (3) decrease in utilization and pricing for our land drilling services in Brazil; and (4) an increase of $4.6 million, or 23.9%, in depreciation and amortization in the second quarter of 2011 compared to the second quarter of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.

Well Services
Revenues for the quarter ended June 30, 2011 for the Well Services segment were $32.2 million, an increase of 174.2% compared to $11.7 million in revenues for the quarter ended June 30, 2010. Income from operations increased $7.1 million and resulted in income from operations of $6.7 million for the quarter ended June 30, 2011 compared to a loss from operations of $417,000 in the three months ended June 30, 2010. The acquisition of AWC provided our Well Services segment with $9.7 million of additional revenues and $2.6 million of additional operating income during the second quarter of 2011. We also had improved utilization and pricing for our coil tubing units. Partially offsetting the improved results in the three months ended June 30, 2011 were: (1) allocations of merger related costs consisting of severance expense and other professional fees of $400,000 for the three months ended June 30, 2011; (2) allocations of $400,000 of Parent general and administration charges and (3) an increase of $1.1 million, or 47.6%, in depreciation and amortization in the second quarter of 2011 compared to the second quarter of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Comparison of Six Months Ended June 30, 2011 and 2010
Our revenues for the six months ended June 30, 2011 were $417.7 million, an increase of 39.7% compared to $299.0 million for the six months ended June 30, 2010. The increase in revenues is due to the increase in revenues in both of our operating segments. Our Drilling Services segment revenues increased 27.4% to $353.3 million for the six months ended June 30, 2011 compared to $277.4 million for the six months ended June 30, 2010 due to our investment in new equipment, increased utilization and rig rates in Argentina and Bolivia and increased utilization of our equipment and improved pricing domestically. Revenues for our Well Services segment increased 198.6% to $64.4 million for the six months ended June 30, 2011 compared to $21.6 million for the six months ended June, 2010 due to $19.8 million of revenues from AWC in the current period, along with an increased utilization of our equipment and improved pricing.
Our direct costs for the six months ended June 30, 2011 increased 36.1% to $310.9 million, or 74.4% of revenues, compared to $228.4 million, or 76.4%, of revenues for the six months ended June 30, 2010. Our direct costs in all of our segments increased in absolute dollars in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Our Drilling Services segment revenues for the six months ended June 30, 2011 increased 27.4% from revenues for the six months ended June 30, 2010, while direct costs increased 27.9% over that same period, resulting in a minor reduction in gross margin as a percentage of revenues to 23.0% for the six months ended June 30, 2011 compared to 23.4% for the six months ended June 30, 2010. Our Drilling Services segment began to realize price increases starting in the later part of the first quarter of 2010 with the related improvement being offset by a decrease in utilization and pricing for our land drilling services in Brazil. Our Well Services segment revenues for the six months ended June 30, 2011 increased 198.6% from revenues for the six months ended June 30, 2010, while direct costs increased 145.0% over that same period. The improvement in gross margin is due to improved utilization of equipment and pricing which was partially offset by the impact of the acquisition of AWC. AWC provided $19.8 million of revenues during the six months ended June 30, 2011 and it also increased direct costs by $13.0 million for the same period for an effective gross margin as a percentage of revenues of 34.4%. AWC’s gross margin as a percentage of revenues is less than our overall Well Services gross margin percentage as AWC’s manufacturing operation has a higher labor component. Gross margin as a percentage of revenues for our Well Services segment for the six months ended June 30, 2011 was 39.6% compared to 26.3% for the six months ended June 30, 2010.
Depreciation expense increased 11.5% to $45.4 million for the six months ended June 30, 2011 from $40.7 million for the six months ended June 30, 2010. The primary increase in depreciation expense is due to our capital expenditure programs for our Drilling Services segment. Depreciation expense as a percentage of revenues decreased to 10.9% for the first half of 2011, compared to 13.6% for the first half of 2010, due to the noted increases in revenues.
Selling, general and administrative expense was $43.9 million for the six months ended June 30, 2011 compared to $24.2 million for the six months ended June 30, 2010. Selling, general and administrative expense increased primarily due to an increase in stock based compensation expense, severance expenses and professional and other fees for the six months ended June 30, 2011 compared to the same period of the prior year all due principally to the Merger. Stock based compensation for the six months ended June 30, 2011 was $6.1 million with approximately $5.4 million of this amount relating to the acceleration of stock based compensation expense associated with the Merger and was $3.0 million in the same period of the prior year. The six months ended June 30, 2011 includes approximately $4.6 million of severance expense relating to the separation of certain executives after the Merger. Professional and other fees for the six months ended June 30, 2011 included $7.1 million of costs related to the Merger. The six months ended June 30, 2011 also includes $1.7 million of allocated general and administrative expenses from our Parent and other increases related to additional operating activities. As a percentage of revenues, selling, general and administrative expense was 10.5% for the six months ended June 30, 2011 compared to 8.1% for the same period in the prior year.

During the six months ended June 30, 2011, we recorded a $5.1 million loss on the impairment of intangible assets. In connection with the Merger, a $5.1 million value was assigned to the Allis-Chalmers tradename. Following the Merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer. As a result, it was determined that there was no material remaining value associated with the Allis-Chalmers tradename.
Amortization expense for the six months ended June 30, 2011 increased $4.3 million to $6.6 million compared to $2.3 million for the six months ended June 30, 2010. The increase is primarily related to the amortization of intangibles recorded in connection with the merger.
Income from operations was $5.8 million for the six months ended June 30, 2011 compared to $3.4 million for the six months ended June 30, 2010. The increase in income from operations was mainly due to the increase in revenues and improved margins which was partially offset by the impairment of intangible assets and increases in depreciation, amortization and selling, general and administrative expenses.
Our interest expense was $21.7 million for the six months ended June 30, 2011, compared to $22.1 million for the six months ended June 30, 2010. Approximately $51.5 million of our debt was paid in connection with the Merger. Interest expense includes amortization expense of deferred financing costs of $366,000 and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Interest expense for the six months ended June 30, 2011 included approximately $1.3 million of allocated interest charges from our Parent and was reduced by approximately $1.1 million in connection with debt premium amortization.
Other income was $101,000 for the six months ended June 30, 2011 compared to other expense of $1.8 million for the six months ended June 30, 2010. Results for the first half of 2010 include a pre-tax non-cash loss of $1.5 million on the sale of an investment in a private oil and gas company that was assumed as part of an acquisition in 2006.
Income tax expense for the six months ended June 30, 2011 was $6.3 million or (39.9)% of our net loss before income taxes compared to an income tax benefit of $5.2 million or 25.8% of our net loss before income taxes from 2010. The change in the tax rate is principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
We had a net loss of $22.0 million for the six months ended June 30, 2011, compared to net loss of $14.9 million for the six months ended June 30, 2010 due to the foregoing reasons.
The net loss attributed to common stockholders for the six months ended June 30, 2011 and 2010 was $22.4 and $16.2 million after $375,000 and $1.3 million in preferred stock dividends, respectively. The preferred stock dividend related to our 36,393 shares of $1,000 par value preferred shares at 7.0%.
The following table compares revenues and income (loss) from operations for each of our business segments for the six months ended June 30, 2011 and 2010. Income (loss) from operations consists of our revenues less direct costs, selling, general and administrative expenses, impairment of intangible assets, depreciation and amortization:

	Successor	Predecessor
	Four Months	Two Months
	Ended	Ended
	June 30,	February 28,	Combined	Predecessor
	2011	2011	2011	2010	Change
Revenues:
Drilling Services	$247,277	$106,050	$353,327	$277,441	$75,886
Well Services	43,587	20,835	64,422	21,573	42,849

Total	$290,864	$126,885	$417,749	$299,014	$118,735

Income (Loss) from Operations:
Drilling Services	$8,488	$(9,943)	$(1,455)	$4,307	$(5,762)
Well Services	7,179	109	7,288	(925)	8,213

Total	$15,667	$(9,834)	$5,833	$3,382	$2,451

Drilling Services
Revenues for the Drilling Services segment for the six months ended June 30, 2011 were $353.3 million, an increase of 27.4% compared to $277.4 million in revenues for the six months ended June 30, 2010. Loss from operations was $1.5 million compared to income from operations of $4.3 million in the six months ended June 30, 2010. The revenue increase was due to our investment in new equipment, increased utilization and rig rates in Argentina and Bolivia and improved pricing and utilization for our directional drilling services, underbalanced services, rental services and tubular services domestically. The increase in loss from operations was mainly due to: (1) allocations of merger related costs consisting of accelerated stock based compensation expense of $3.9 million, severance expense of $3.4 million and professional and other fees of $5.1 million for the six months ended June 30, 2011; (2) allocations of $1.3 million of Parent general and administration charges; (3) decrease in utilization and pricing for our land drilling services in Brazil; (4) a $2.9 million non-cash loss recorded in the six months ended June 30, 2011 on an intangible asset impairment and (5) an increase of $7.0 million, or 18.1%, in depreciation and amortization for the six months ended 2011 compared to the same period of the prior year. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Well Services
Revenues for the Well Services segment for the six months ended June 30, 2011 were $64.4 million, an increase of 198.6% compared to $21.6 million in revenues for the six months ended June 30, 2010. Income from operations increased $8.2 million and resulted in income from operations of $7.3 million for the six months ended June 30, 2011 compared to a loss from operations of $925,000 in the six months ended June 30, 2010. The acquisition of AWC provided our Well Services segment with $19.8 million of additional revenues and $4.0 million of additional operating income during the first half of 2011. We also had improved utilization and pricing for our coil tubing units. Partially offsetting the improved results in the six months ended June 30, 2011 were: (1) allocations of merger related costs consisting of accelerated stock based compensation expense of $1.5 million, severance expense of $1.2 million and professional and other fees of $2.0 million for the six months ended June 30, 2011; (2) allocations of $400,000 of Parent general and administration charges (3) a $2.2 million non-cash loss recorded in the six months ended June 30, 2011 on an intangible asset impairment and (4) an increase of $2.0 million, or 44.8%, in depreciation and amortization in the first half of 2011 compared to the first half of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Liquidity
Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from Parent contributions and cash flows from operations. Cash flows from operations are expected to be our primary source of liquidity in fiscal 2011. We had cash and cash equivalents and restricted cash of $17.2 million at June 30, 2011 compared to $20.9 million at December 31, 2010.
Operating Activities
During the six months ended June 30, 2011, our operating activities provided $21.0 million in cash. Our net loss for the six months ended June 30, 2011 was $22.0 million. Non-cash expenses totaled $62.5 million during the first six months of 2011 consisting of $52.0 million of depreciation and amortization, $5.1 million on an impairment of intangible assets, $6.1 million for share based compensation expense, $366,000 in amortization of deferred financing fees, $587,000 loss on sale of property and equipment net of $1.1 million of debt premium amortization and $799,000 for deferred income taxes related to timing differences.
During the six months ended June 30, 2011, changes in operating assets and liabilities used $19.5 million in cash, principally due to an increase in accounts receivable of $30.9 million, an increase in inventories of 7.9 million, an increase in prepaid expenses and other assets of $9.6 million, offset by an increase in accounts payable of $14.7 million, an increase in accrued expenses of $11.5 million and an increase in accrued salaries, benefits and payroll taxes of $2.7 million. Accounts receivable, inventory, accounts payable, accrued expense and accrued salaries, benefits and payroll taxes increases primarily related to the increase in our activity in the first six months of 2011. The increase in prepaid expenses primarily relates to additional prepaid taxes in Argentina and Brazil.
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
Investing Activities
During the six months ended June 31, 2011, we used $50.4 million in investing activities, consisting of $48.3 million for capital expenditures, $3.8 million increase in restricted cash relating to deposits at a financial institution to secure outstanding letters of credit and a $1.2 million cash contribution into our investment in our Saudi Arabia joint venture, offset by $2.9 million of proceeds from equipment sales. Included in the $48.3 million for capital expenditures were $41.5 million for additional equipment in our Drilling Services segment and $6.8 million for additional equipment in our Well Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers.
During the six months ended June 30, 2010, we used $38.1 million in investing activities, consisting of $31.0 million for capital expenditures, $10.1 million for other assets, offset by $2.6 million of proceeds from equipment sales and $368,000 from the sale of an investment. Included in the $31.0 million for capital expenditures were $27.2 million for our Drilling Services segment and $3.8 million for additional equipment in our Well Services segment. The increase in other assets was primarily due to $10.0 million of advance payments made toward the construction of a drilling rig. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers.
Financing Activities
During the six months ended June 30, 2011, financing activities provided $21.9 million in cash. In connection with the Merger, we received approximately $71.4 million in funding from our Parent. Proceeds were mainly used to pay off debt, debt related interest and merger related expenses. The merger related expenses were primarily for legal and professional fees and change of control provisions. An additional $3.0 million in funding was subsequently received from our Parent. We repaid $50.1 million in borrowings under long-term debt facilities. We had a net cash outlay of $1.8 million related to the payment of payroll taxes as a result of net exercises of restricted stock vestings and paid $637,000 in preferred stock dividends.
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
At June 30, 2011, we had $461.6 million in outstanding indebtedness, of which $454.7 million was long-term debt and $6.9 million is due within one year.
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.0% as of December 31, 2010. The outstanding amount due under these bank loans as of June 30, 2011 and December 31, 2010 was $0 and $350,000, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling Services segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of June 30, 2011 and December 31, 2010. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 4.2% at June 30, 2011 and December 31, 2010. The outstanding amount under the import finance facility as of June 30, 2011 and December 31, 2010 was $11.5 million and $14.4 million, respectively.
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
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured. The outstanding amount under the term loan facility as of June 30, 2011 and December 31, 2010 was $3.4 million and $4.0 million, respectively
In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $1.0 million at June 30, 2011 and December 31, 2010, respectively.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We have $3.8 million of outstanding letters of credit that are secured by deposits at a financial institution. We do not guarantee obligations of any unconsolidated entities.
Critical Accounting Policies
Please see our Form 10-K/A for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the six months ended June 30, 2011.
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

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers concluded that, for the period ending June 30, 2011, our disclosure controls and procedures were not effective to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles because of a material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting for the period ending June 30, 2011, because of a material weakness relating to accounting for income taxes. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of the calculation and valuation of deferred tax assets. This material weakness resulted in a material misstatement of our income tax expense, deferred tax asset, net loss and accumulated deficit with accompanying notes and the restatement of our consolidated financial statements for the year ended December 31, 2010 as discussed in Note 2 to the consolidated financial statements included in our Form 10-K/A. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
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

Allis-Chalmers Energy Inc.
(Registrant)

/s/ Christoph Bausch
Christoph Bausch
Chief Financial Officer

EXHIBIT INDEX
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith