Form 10-Q
period 2011-09-30
Allis Chalmers Energy Inc.
filed 2011-11-22
CIK 3982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 1-02199
ALLIS-CHALMERS ENERGY INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-3321250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10613 W Sam Houston Parkway, Suite 600, HOUSTON, TEXAS	77064

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2011, the 1,000 issued and outstanding shares of Allis-Chalmers Energy Inc. were held by Archer Limited.
     Allis-Chalmers Energy Inc. meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

ALLIS-CHALMERS ENERGY INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I
ITEM
1. Financial Statements	3
Consolidated Condensed Balance Sheets as of September 30, 2011 (Successor Company) and December 31, 2010 (Predecessor Company)	3
Consolidated Condensed Statements of Operations for the three and seven months ended September 30, 2011 (Successor Company), two months ended February 28, 2011, three and nine months ended September 30, 2010 (Predecessor Company)	4
Consolidated Condensed Statement of Stockholders’ Equity as of September 30, 2011 (Successor Company), February 28, 2011 and December 31, 2010 (Predecessor Company)	5
Consolidated Condensed Statements of Cash Flows for the seven months ended September 30, 2011 (Successor Company), two months ended February 28, 2011 and nine months ended September 30, 2010 (Predecessor Company)	6
Notes to Unaudited Consolidated Condensed Financial Statements	7
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
4. Controls and Procedures	40
PART II
1. Legal Proceedings	41
6. Exhibits	41
Signatures	41
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	Successor	Predecessor
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$10,191	$20,940
Trade receivables, net	173,742	144,960
Inventories	56,357	42,140
Prepaid expenses and other	15,019	9,273

Total current assets	255,309	217,313

Property and equipment, net	670,785	723,234
Goodwill	267,428	46,333
Other intangible assets, net	91,957	33,899
Debt issuance costs, net	—	7,405
Deferred income tax asset	—	1,969
Other assets	6,188	8,116

Total assets	$1,291,667	$1,038,269

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$6,915	$15,215
Trade accounts payable	53,395	46,042
Accrued salaries, benefits and payroll taxes	32,879	32,790
Accrued interest	3,525	15,524
Accrued expenses	35,476	30,676

Total current liabilities	132,190	140,247

Deferred income tax liability	17,054	8,240
Long-term debt, net of current maturities	454,693	478,225
Payable to parent	91,322	—
Other long-term liabilities	3	233

Total liabilities	695,262	626,945

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value (0 shares authorized, 0 issued and outstanding at September 30, 2011 and 25,000,000 shares authorized, 36,393 issued and outstanding at December 31, 2010)	—	34,183
Common stock, $0.01 par value (1,000 shares authorized, 1,000 issued and outstanding at September 30, 2011 and 200,000,000 authorized, 73,722,347 issued and outstanding at December 31, 2010)	—	737
Capital in excess of par value	600,885	429,924
Accumulated deficit	(4,480)	(53,520)

Total stockholders’ equity	596,405	411,324

Total liabilities and stockholders’ equity	$1,291,667	$1,038,269

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor		Predecessor
	Three Months	Seven Months	Two Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	February 28,	September 30,	September 30,
	2011	2011	2011	2010	2010
Revenues	$222,408	$513,272	$126,885	$174,288	$473,302

Operating costs and expenses:
Direct costs	164,729	378,493	97,130	127,622	356,060
Depreciation	24,785	55,131	15,026	21,094	61,799
Selling, general and administrative	18,600	38,777	23,752	12,772	36,949
Impairment of intangible assets	—	5,100	—	—	—
Amortization	2,933	8,743	811	1,255	3,567

Total operating costs and expenses	211,047	486,244	136,719	162,743	458,375

Income (loss) from operations	11,361	27,028	(9,834)	11,545	14,927

Other income (expense):
Interest expense	(9,327)	(23,140)	(7,854)	(11,881)	(33,986)
Interest income	9	20	5	45	499
Other	(431)	(452)	122	(661)	(2,479)

Total other expense	(9,749)	(23,572)	(7,727)	(12,497)	(35,966)

Income (loss) before income taxes	1,612	3,456	(17,561)	(952)	(21,039)

Income tax benefit (expense)	(3,400)	(7,936)	(1,736)	(1,614)	3,563

Net loss	(1,788)	(4,480)	(19,297)	(2,566)	(17,476)

Preferred stock dividend	—	—	(375)	(637)	(1,911)

Net loss attributed to common stockholders	$(1,788)	$(4,480)	$(19,672)	$(3,203)	$(19,387)

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

					Capital in	Retained	Total
	Preferred Stock		Common Stock		Excess of	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	(Deficit)	Equity
Predecessor

Balances, December 31, 2010	36,393	$34,183	73,722,347	$737	$429,924	$(53,520)	$411,324

Net loss	—	—	—	—	—	(19,297)	(19,297)
Preferred stock dividend	—	—	—	—	—	(375)	(375)

Issuance of common stock:
Issuance under stock plans, net of tax	—	—	650,727	7	(1,828)	—	(1,821)

Stock-based compensation	—	—	—	—	6,084	—	6,084

Balances, February 28, 2011	36,393	$34,183	74,373,074	$744	$434,180	$(73,192)	$395,915

Successor

Capitalization at Merger	—	$—	1,000	$—	$600,885	$—	$600,885

Net loss	—	—	—	—	—	(4,480)	(4,480)

Balances, September 30, 2011	—	$—	1,000	$—	$600,885	$(4,480)	$596,405

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

ALLIS-CHALMERS ENERGY INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended
	September 30,	February 28,	September 30,
	2011	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,480)	$(19,297)	$(17,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,874	15,837	65,366
Amortization of deferred issuance costs	—	366	1,661
Debt premium amortization	(1,900)	—	—
Stock-based compensation	—	6,084	4,374
Impairment of intangible assets	5,100	—	—
Allowance for bad debts	75	195	43
Deferred income taxes	229	140	(12,016)
Loss on investment	—	—	1,466
Equity in loss (income) of unconsolidated affiliates	(258)	—	409
Loss on debt extinguishment	351	—	—
Loss on sale of property and equipment	509	416	150
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivable	(14,345)	(15,944)	(30,361)
Increase in inventories	(12,407)	(1,810)	(2,697)
Decrease (increase) in prepaid expenses and other assets	(6,443)	550	8,024
Decrease (increase) in other assets	(756)	674	1,265
(Decrease) increase in trade accounts payable	(5,601)	12,954	8,380
Decrease in accrued interest	(8,106)	(3,893)	(8,904)
(Decrease) increase in accrued expenses	(3,493)	8,555	5,488
Decrease in other liabilities	(89)	(141)	(690)
(Decrease) increase in accrued salaries, benefits and payroll taxes	1,768	(1,679)	2,401

Net cash provided by operating activities	14,028	3,007	26,883

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	4,141	(4,141)	—
Purchases of investment interests	—	(1,177)	—
Business acquisition, net of cash acquired	—	—	(18,237)
Proceeds from sale of investments	—	—	368
Purchases of property and equipment	(48,125)	(22,758)	(50,893)
Deposits on asset commitments	(225)	82	(12,967)
Proceeds from sale of property and equipment	4,106	1,009	5,284

Net cash used in investing activities	(40,103)	(26,985)	(76,445)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	64	—	4,000
Payments on long-term debt	(135,305)	(7,819)	(14,588)
Net borrowings (repayments) on lines of credit	130,000	(36,500)	36,500
Proceeds from parent	19,872	71,450
Payment of preferred stock dividend	—	(637)	(1,911)
Exercise of options and restricted stock awards, net of tax	—	(1,821)	—
Debt issuance costs	—	—	(189)

Net cash provided by financing activities	14,631	24,673	23,812

Net increase (decrease) in cash and cash equivalents	(11,444)	695	(25,750)
Cash and cash equivalents at beginning of period	21,635	20,940	41,072

Cash and cash equivalents at end of period	$10,191	$21,635	$15,322

Supplemental information:
Interest paid (net of capitalized interest)	$28,263	$10,991	$40,680
Income taxes paid (refunds)	$10,529	$(580)	$667
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying value of cash and cash equivalents and accounts receivable and payable approximate fair value due to their short-term nature. We believe the fair values and the carrying value of our debt, excluding the senior notes, would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at September 30, 2011. Our senior notes, in the approximate aggregate amount of $318.3 million, trade “over the counter” in limited amounts and on an infrequent basis. In connection with the Merger, the recorded fair value of our senior notes was increased by $19.3 million based on the traded value at Merger date. The price at which our senior notes trade is based on many factors such as the level of interest rates, the economic environment, the outlook for the oilfield services industry and the perceived credit risk.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 2 — BUSINESS COMBINATIONS (Continued)
Acquisition of AWC
On July 12, 2010, we acquired AWC Frac Valves Inc. (formerly known as American Well Control, Inc.), which we refer to herein as AWC, for a total consideration of approximately $19.2 million, which included approximately $17.2 million in cash and 1.0 million shares of our common stock. AWC is a leading manufacturer of premium high-pressure valves used in hydraulic fracturing in the unconventional gas shale plays. The following table summarizes the allocation of the purchase price to the estimated fair value of the assets acquired at the date of acquisition (in thousands):

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
NOTE 3 — STOCK-BASED COMPENSATION
Under the Merger Agreement, holders of our outstanding stock options, whether or not then exercisable or vested, had the option to elect to receive, at the effective time of the Merger, either cash or fully exercisable and vested stock options to purchase Archer common shares. In addition, all restrictions on time-lapse and performance-based restricted stock awards were deemed to have lapsed and each restricted share was deemed to be an unrestricted share of our common stock. Our Incentive Stock Plans were terminated in connection with the Merger. Our net loss for the two months ended February 28, 2011 includes approximately $6.1 million of compensation costs related to share-based payments with approximately $5.4 million of this amount relating to the acceleration of stock based compensation expense associated with the Merger.
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
The following summarizes the Black-Scholes model assumptions used for the options granted in the nine months ended September 30, 2010 (no options were granted during the three and nine months ended September 30, 2011 and the three months ended September 30, 2010):

Nine Months
Ended
September 30,
2010
Expected dividend yield	—
Expected price volatility	89.81%
Risk free interest rate	1.41%
Expected life of options	5 years
Weighted average fair value of options granted at market value	$2.63

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 3 — STOCK-BASED COMPENSATION (Continued)
A summary of our stock option activity and related information is as follows:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Balance at December 31, 2010	1,751,018	$4.74
Granted	—	—
Converted at Merger	(1,750,018)	4.74
Exercised	(1,000)	1.23

Outstanding at September 30, 2011	—	—

Restricted stock awards, or RSAs, activity during the nine months ended September 30, 2011 is as follows:

		Weighted
		Average Grant-
		Date Fair Value
	Number of Shares	Per Share
Nonvested at December 31, 2010	1,702,067	$6.09
Granted	—	—
Vested	(1,702,067)	6.09
Forfeited	—	—

Nonvested at September 30, 2011	—	$—

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and other intangible assets with infinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized. Goodwill was $267.4 million and $46.3 million at September 30, 2011 and December 31, 2010, respectively.
Definite-lived intangible assets that continue to be amortized relate to our purchase of customer-related and marketing-related intangibles patents and backlogs. These intangibles have useful lives ranging from four months to twenty years. Amortization of intangible assets for the three and seven months ended September 30, 2011 and two months ended February 28, 2011 was $2.9 million, $8.7 million and $811,000, respectively, compared to $1.3 million and $3.6 million for the three and nine months ended September 30, 2010, respectively. In connection with the Merger, a $5.1 million value was assigned to the Allis-Chalmers tradename. Following the Merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer. As a result, it was determined that there was no material remaining value associated with the Allis-Chalmers tradename and the results for the seven months ended September 30, 2011 includes an intangible asset impairment charge of $5.1 million. At September 30, 2011, intangible assets totaled $92.0 million, net of $8.7 million of accumulated amortization. Future amortization of intangible assets at September 30, 2011 is approximately $2.9 million for the remainder of 2011 and an average of approximately $11.6 million during the years ended 2012 through 2015.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 — INVENTORIES
Inventories consisted of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2011	2010
Manufactured
Finished goods	$5,086	$4,238
Work in process	4,358	2,990
Raw materials	5,667	3,600

Total manufactured	15,111	10,828
Rig parts and related inventory	16,391	11,565
Shop supplies and related inventory	12,030	9,620
Chemicals and drilling fluids	6,267	4,814
Rental supplies	1,427	1,761
Hammers	3,101	2,380
Coiled tubing and related inventory	1,921	1,046
Drive pipe	109	126

Total inventories	$56,357	$42,140

NOTE 6 — INCOME TAXES
In accordance with generally accepted accounting principles, we estimate the full-year effective tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual items, if any. The consolidated effective tax rate for the two months ended February 28, 2011, three and seven months ended September 30, 2011 was (9.9)%, 210.9% and 229.6%, respectively, compared to (169.5)% and 16.9% for the three and nine months ended September 30, 2010. The fluctuations in the tax rates are principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
Income (loss) before income taxes which was subject to United States and non-United States income taxes was as follow (in thousands):

	Successor		Predecessor
	Three Months Ended	Seven Months Ended	Two Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	February 28,	September 30,	September 30,
	2011	2011	2011	2010	2010

United States	$(732)	$386	$(17,544)	$(4,666)	$(36,059)
Outside United States	2,344	3,070	(17)	3,714	15,020

	$1,612	$3,456	$(17,561)	$ (952)	$(21,039)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 — INCOME TAXES (Continued)
The income tax provision consists of the following (in thousands):

	Successor		Predecessor
	Three Months Ended	Seven Months Ended	Two Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	February 28,	September 30,	September 30,
	2011	2011	2011	2010	2010

Income tax expense (benefit):
United States	$184	$424	$233	$(810)	$(11,323)
Outside United States	3,216	7,512	1,503	2,424	7,760

	$3,400	$7,936	$1,736	$1,614	$(3,563)

The following table reconciles the statutory tax rates to our actual tax rate:

	Successor		Predecessor
	Three Months Ended	Seven Months Ended	Two Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	February 28,	September 30,	September 30,
	2011	2011	2011	2010	2010

United States statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
United States State income taxes, net of federal benefit	1.2	1.2	0.7	2.2	2.2
Non-United States income taxed at different rates	19.2	31.8	0.3	64.5	10.4
Valuation allowance, permanent differences and other	155.5	161.6	(45.9)	(271.2)	(30.7)

Effective tax rate	210.9%	229.6%	(9.9)%	(169.5)%	16.9%

NOTE 7 — DEBT
Our long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2011	2010
Senior notes	$318,331	$430,238
Revolving line of credit	130,000	36,500
Bank term loans	13,216	25,723
Other debt	61	979

Total debt	461,608	493,440
Less: current maturities of long-term debt	6,915	15,215

Long-term debt	$454,693	$478,225

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
control provisions in the indentures governing the senior notes and as a result of the Merger, holders had the right to require us to purchase, all or a portion of such holders’ Notes. Accordingly we purchased $1.8 million aggregate principal of our 9.0% senior notes for a total consideration of $1,010 per $1,000 principal amount. In July 2011, pursuant to the terms of the senior notes indenture, we redeemed $125.0 million aggregate principal of our 9.0% senior notes for a total consideration of $1,023 per $1,000 principal amount. In connection with this redemption we have drawn $130.0 million on our Parent’s $1.2 billion Multicurrency Term and Revolving Facility. The $1.2 billion facility is divided into tranches with $350.0 million having a final maturity date of December 31, 2011 and the remainder having a final maturity date of November 11, 2015. The interest rate is based on LIBOR plus a margin.
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.0% as of December 31, 2010. The outstanding amount due under these bank loans as of September 30, 2011 and December 31, 2010 was $0 and $350,000, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling Services segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of September 30, 2011 and December 31, 2010. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 5.2% at September 30, 2011 and 4.2% at December 31, 2010. The outstanding amount under the import finance facility as of September 30, 2011 and December 31, 2010 was $9.8 million and $14.4 million, respectively.
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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 — DEBT (Continued)
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured. The outstanding amount under the term loan facility as of September 30, 2011 and December 31, 2010 was $3.4 million and $4.0 million, respectively.
Other Debt
In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $1.0 million at September 30, 2011 and December 31, 2010, respectively. We also have amounts outstanding under a capital lease that will expire in 2013. As of September 30, 2011, the amount outstanding under the capital lease was $61,000.
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
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Set forth on the following pages are the condensed consolidating financial statements of (i) Allis-Chalmers Energy Inc., (ii) its subsidiaries that are guarantors of the senior notes and (iii) the subsidiaries that are not guarantors of the senior notes (in thousands):

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2011 (Successor)
(Unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$6,810	$3,381	$—	$10,191
Trade receivables, net	—	105,720	100,358	(32,336)	173,742
Inventories	—	29,662	26,695	—	56,357
Intercompany receivables	—	105,122	—	(105,122)	—
Note receivable from affiliate	18,862	—	—	(18,862)	—
Prepaid expenses and other	12	5,306	9,701	—	15,019

Total current assets	18,874	252,620	140,135	(156,320)	255,309
Property and equipment, net	—	396,804	273,981	—	670,785
Goodwill	—	179,697	87,731	—	267,428
Other intangible assets, net	—	55,948	36,009	—	91,957
Note receivable from affiliates	1,500	—	—	(1,500)	—
Investments in affiliates	1,177,161	—	—	(1,177,161)	—
Other assets	—	5,328	860	—	6,188

Total assets	$1,197,535	$890,397	$538,716	$(1,334,981)	$1,291,667

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$—	$6,915	$—	$6,915
Trade accounts payable	—	20,991	64,740	(32,336)	53,395
Accrued salaries, benefits and payroll taxes	—	5,548	27,331	—	32,879
Accrued interest	3,296	—	229	—	3,525
Accrued expenses	265	15,720	19,491	—	35,476
Intercompany payables	57,916	—	47,206	(105,122)	—
Note payable to affiliate	—	—	18,862	(18,862)	—

Total current liabilities	61,477	42,259	184,774	(156,320)	132,190
Long-term debt, net of current maturities	448,331	—	6,362	—	454,693
Note payable to affiliate	—	—	1,500	(1,500)	—
Payable to parent	91,322	—	—	—	91,322
Other long-term liabilities	—	—	17,057	—	17,057

Total liabilities	601,130	42,259	209,693	(157,820)	695,262

Commitments and Contingencies

Stockholders’ Equity
Common stock	—	3,527	42,963	(46,490)	—
Capital in excess of par value	600,885	823,395	290,090	(1,113,485)	600,885
Retained earnings (deficit)	(4,480)	21,216	(4,030)	(17,186)	(4,480)

Total stockholders’ equity	596,405	848,138	329,023	(1,177,161)	596,405

Total liabilities and stockholders’ equity	$1,197,535	$890,397	$538,716	$(1,334,981)	$1,291,667

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 (Successor)
(Unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$95,677	$126,794	$(63)	$222,408

Operating costs and expenses:
Direct costs	—	58,215	106,577	(63)	164,729
Depreciation `	—	17,370	7,415	—	24,785
Selling, general and administrative	67	10,861	7,672	—	18,600
Amortization	—	1,591	1,342	—	2,933

Total operating costs and expenses	67	88,037	123,006	(63)	211,047

Income (loss) from operations	(67)	7,640	3,788	—	11,361

Other income (expense):
Equity earnings in affiliates, net of tax	6,995	—	—	(6,995)	—
Interest, net	(8,379)	(1)	(938)	—	(9,318)
Other	(337)	237	(331)	—	(431)

Total other income (expense)	(1,721)	236	(1,269)	(6,995)	(9,749)

Net income (loss) before income taxes	(1,788)	7,876	2,519	(6,995)	1,612

Provision for income taxes	—	(184)	(3,216)	—	(3,400)

Net income (loss)	$(1,788)	$7,692	$(697)	$(6,995)	$(1,788)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Seven Months Ended September 30, 2011 (Successor)
(Unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Revenues	$—	$226,559	$287,065	$(352)	$513,272

Operating costs and expenses:
Direct costs	—	137,094	241,751	(352)	378,493
Depreciation `	—	38,167	16,964	—	55,131
Selling, general and administrative	167	21,858	16,752	—	38,777
Impairment of intangible assets	—	4,400	700	—	5,100
Amortization	—	3,714	5,029	—	8,743

Total operating costs and expenses	167	205,233	281,196	(352)	486,244

Income (loss) from operations	(167)	21,326	5,869	—	27,028

Other income (expense):
Equity earnings in affiliates, net of tax	17,186	—	—	(17,186)	—
Interest, net	(21,180)	(3)	(1,937)	—	(23,120)
Other	(319)	317	(450)	—	(452)

Total other income (expense)	(4,313)	314	(2,387)	(17,186)	(23,572)

Net income (loss) before income taxes	(4,480)	21,640	3,482	(17,186)	3,456

Provision for income taxes	—	(424)	(7,512)	—	(7,936)

Net income (loss)	$(4,480)	$21,216	$(4,030)	$(17,186)	$(4,480)

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

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Seven Months Ended September 30, 2011 (Successor)
(Unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(4,480)	$21,216	$(4,030)	$(17,186)	$(4,480)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	—	41,881	21,993	—	63,874
Debt premium amortization	(1,900)	—	—	—	(1,900)
Equity earnings in affiliates	(17,186)	—	—	17,186	—
Impairment of intangible assets	—	4,400	700	—	5,100
Allowance for bad debts	—	75	—	—	75
Deferred income taxes	—	—	229	—	229
Loss on debt extinguishment	351	—	—	—	351
Loss on sale of equipment	—	469	40	—	509
Equity in income of unconsolidated affiliates	—	(258)	—	—	(258)
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(3,614)	(10,731)	—	(14,345)
Increase in inventories	—	(6,162)	(6,245)	—	(12,407)
Increase in prepaid expenses and other current assets	(6)	(2,322)	(4,115)	—	(6,443)
Increase in other assets	—	(523)	(233)	—	(756)
(Decrease) increase in trade accounts payable	—	(6,650)	1,049	—	(5,601)
Decrease in accrued interest	(7,983)	—	(123)	—	(8,106)
Decrease in accrued expenses	(650)	(1,647)	(1,196)	—	(3,493)
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(3,418)	5,186	—	1,768
Decrease in other long- term liabilities	—	—	(89)	—	(89)

Net cash (used) provided by operating activities	(31,854)	43,447	2,435	—	14,028

Cash Flows from Investing Activities:
Notes receivable from affiliates	(89)	—	—	89	—
Decrease in restricted cash	—	4,141	—	—	4,141
Deposits on asset commitments	—	—	(225)	—	(225)
Proceeds from sale of property and equipment	—	3,319	787	—	4,106
Purchases of property and equipment	—	(27,498)	(20,627)	—	(48,125)

Net cash used in investing activities	(89)	(20,038)	(20,065)	89	(40,103)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Seven Months Ended September 30, 2011 (Successor)
(Unaudited)

	Allis-Chalmers	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Guarantor)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(33,113)	—	33,113	—
Accounts payable to affiliates	11,768	—	21,345	(33,113)	—
Note payable to affiliate	—	—	89	(89)	—
Proceeds from issuance of long-term debt	—	—	64	—	64
Borrowings on lines of credit	130,000	—	—	—	130,000
Payments on long-term debt	(129,697)	(350)	(5,258)	—	(135,305)
Proceeds from Parent	19,872	—	—	—	19,872

Net cash (used) provided by financing activities	31,943	(33,463)	16,240	(89)	14,631

Net change in cash and cash equivalents	—	(10,054)	(1,390)	—	(11,444)
Cash and cash equivalents at beginning of year	—	16,864	4,771	—	21,635

Cash and cash equivalents at end of period	$—	$6,810	$3,381	$—	$10,191

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Two Months Ended February 28, 2011 (Predecessor)
(Unaudited)

	Allis-		Subsidiary
	Chalmers	Subsidiary	Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors	Adjustments	Total
Cash Flows from Operating Activities:
Net loss	$(19,297)	$(4,650)	$(1,407)	$6,057	$(19,297)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	8	10,852	4,977	—	15,837
Amortization of deferred issuance costs	366	—	—	—	366
Stock based compensation	6,084	—	—	—	6,084
Equity earnings in affiliates	6,057	—	—	(6,057)	—
Allowance for bad debts	—	195	—	—	195
Deferred income taxes	—	34	106	—	140
Loss on sale of equipment	—	352	64	—	416
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	—	(3,714)	(12,230)	—	(15,944)
Increase in inventories	—	(1,434)	(376)	—	(1,810)
Decrease (increase) in prepaid expenses and other current assets	2,057	235	(1,742)	—	550
Decrease in other assets	—	432	242	—	674
Increase in trade accounts payable	—	8,417	4,537	—	12,954
(Decrease) increase in accrued interest	(4,031)	—	138	—	(3,893)
(Decrease) increase in accrued expenses	(15)	(1,137)	9,707	—	8,555
Decrease in accrued salaries, benefits and payroll taxes	—	(17)	(1,662)	—	(1,679)
Decrease in other long- term liabilities	—	—	(141)	—	(141)

Net cash (used) provided by operating activities	(8,771)	9,565	2,213	—	3,007

Cash Flows from Investing Activities:
Notes receivable from affiliates	(114)	—	—	114	—
Increase in restricted cash	—	(4,141)	—	—	(4,141)
Purchases of investment interests	—	(1,177)	—	—	(1,177)
Deposits on asset commitments	—	—	82	—	82
Proceeds from sale of property and equipment	—	924	85	—	1,009
Purchase of property and equipment	—	(16,931)	(5,827)	—	(22,758)

Net cash used in investing activities	(114)	(21,325)	(5,660)	114	(26,985)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Two Months Ended February 28, 2011 (Predecessor)
(Unaudited)

	Allis-		Subsidiary
	Chalmers	Subsidiary	Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	12,811	—	(12,811)	—
Accounts payable to affiliates	(23,607)	—	10,796	12,811	—
Note payable to affiliate	—	—	114	(114)	—
Payments on long-term debt	—	(567)	(7,252)	—	(7,819)
Net borrowings (repayments) on line of credit	(36,500)	—	—	—	(36,500)
Proceeds from Parent	71,450	—	—	—	71,450
Payment of preferred stock dividend	(637)	—	—	—	(637)
Exercise of options and restricted stock awards, net of tax	(1,821)	—	—	—	(1,821)

Net cash provided by financing activities	8,885	12,244	3,658	(114)	24,673

Net change in cash and cash equivalents	—	484	211	—	695
Cash and cash equivalents at beginning of year	—	16,380	4,560	—	20,940

Cash and cash equivalents at end of period	$—	$16,864	$4,771	$—	$21,635

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2010 (Predecessor)

			Subsidiary
	Allis-Chalmers	Subsidiary	Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors	Adjustments	Total
Assets
Cash and cash equivalents	$—	$16,380	$4,560	$—	$20,940
Trade receivables, net	—	79,100	77,397	(11,537)	144,960
Inventories	—	22,066	20,074	—	42,140
Intercompany receivables	—	84,766	—	(84,766)	—
Note receivable from affiliate	18,359	—	—	(18,359)	—
Prepaid expenses and other	2,068	3,280	3,925	—	9,273

Total current assets	20,427	205,592	105,956	(114,662)	217,313
Property and equipment, net	—	461,187	262,047	—	723,234
Goodwill	—	28,944	17,389	—	46,333
Other intangible assets, net	414	27,278	6,207	—	33,899
Debt issuance costs, net	7,405	—	—	—	7,405
Note receivable from affiliates	1,800	—	—	(1,800)	—
Investments in affiliates	934,274	—	—	(934,274)	—
Other assets	—	7,390	2,695	—	10,085

Total assets	$964,320	$730,391	$394,294	$(1,050,736)	$1,038,269

Liabilities and Stockholders’ Equity
Current maturities of long-term debt	$—	$979	$14,236	$—	$15,215
Trade accounts payable	—	18,634	38,945	(11,537)	46,042
Accrued salaries, benefits and payroll taxes	—	8,983	23,807	—	32,790
Accrued interest	15,310	—	214	—	15,524
Accrued expenses	1,192	18,504	10,980	—	30,676
Intercompany payables	69,756	—	15,010	(84,766)	—
Note payable to affiliate	—	—	18,359	(18,359)	—

Total current liabilities	86,258	47,100	121,551	(114,662)	140,247
Long-term debt, net of current maturities	466,738	—	11,487	—	478,225
Note payable to affiliate	—	—	1,800	(1,800)	—
Other long-term liabilities	—	—	8,473	—	8,473

Total liabilities	552,996	47,100	143,311	(116,462)	626,945

Commitments and contingencies

Stockholders’ Equity
Preferred Stock	34,183	—	—	—	34,183
Common stock	737	3,527	42,963	(46,490)	737
Capital in excess of par value	429,924	589,676	137,439	(727,115)	429,924
Retained earnings (deficit)	(53,520)	90,088	70,581	(160,669)	(53,520)

Total stockholders’ equity	411,324	683,291	250,983	(934,274)	411,324

Total liabilities and stock holders’ equity	$964,320	$730,391	$394,294	$(1,050,736)	$1,038,269

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 (Predecessor)
(Unaudited)

			Subsidiary
	Allis-Chalmers	Subsidiary	Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$78,034	$96,325	$(71)	$174,288

Operating costs and expenses
Direct costs	—	47,152	80,541	(71)	127,622
Selling, general and administrative	1,176	7,677	3,919	—	12,772
Depreciation and amortization	12	15,547	6,790	—	22,349

Total operating costs and expenses	1,188	70,376	91,250	(71)	162,743

Income (loss) from operations	(1,188)	7,658	5,075	—	11,545

Other income (expense):
Equity earnings in affiliates, net of tax	9,376	—	—	(9,376)	—
Interest, net	(10,769)	(505)	(562)	—	(11,836)
Other	15	(166)	(510)	—	(661)

Total other expense	(1,378)	(671)	(1,072)	(9,376)	(12,497)

Net income (loss) before income taxes	(2,566)	6,987	4,003	(9,376)	(952)

Provision for income taxes	—	811	(2,425)	—	(1,614)

Net income (loss)	(2,566)	7,798	1,578	(9,376)	(2,566)

Preferred stock dividend	(637)	—	—	—	(637)

Net income (loss) attributed to common stockholders	$(3,203)	$7,798	$1,578	$(9,376)	$(3,203)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 (Predecessor)
(Unaudited)

			Subsidiary
	Allis-Chalmers	Subsidiary	Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors	Adjustments	Total
Revenues	$—	$192,676	$282,025	$(1,399)	$473,302

Operating costs and expenses
Direct costs	—	124,528	232,931	(1,399)	356,060
Selling, general and administrative	3,708	22,033	11,208	—	36,949
Depreciation and amortization	35	45,779	19,552	—	65,366

Total operating costs and expenses	3,743	192,340	263,691	(1,399)	458,375

Income (loss) from operations	(3,743)	336	18,334	—	14,927

Other income (expense):
Equity earnings in affiliates, net of tax	17,643	—	—	(17,643)	—
Interest, net	(31,421)	(291)	(1,775)	—	(33,487)
Other	45	(1,944)	(580)	—	(2,479)

Total other expense	(13,733)	(2,235)	(2,355)	(17,643)	(35,966)

Net income (loss) before income taxes	(17,476)	(1,899)	15,979	(17,643)	(21,039)

Provision for income taxes	—	11,323	(7,760)	—	3,563

Net income (loss)	(17,476)	9,424	8,219	(17,643)	(17,476)

Preferred stock dividend	(1,911)	—	—	—	(1,911)

Net income (loss) attributed to common stockholders	$(19,387)	$9,424	$8,219	$(17,643)	$(19,387)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2010 (Predecessor)
(Unaudited)

			Other
	Allis-		Subsidiaries
	Chalmers	Subsidiary	(Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(17,476)	$9,424	$8,219	$(17,643)	$(17,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35	45,779	19,552	—	65,366
Amortization and write-off of debt issuance costs	1,643	18	—	—	1,661
Stock-based compensation	4,374	—	—	—	4,374
Allowance for bad debts	—	43	—	—	43
Equity earnings in affiliates	(17,643)	—	—	17,643	—
Deferred taxes	(11,847)	(332)	163	—	(12,016)
Loss on sale of equipment	—	74	76	—	150
Loss on investment	—	1,466	—	—	1,466
Equity in losses of unconsolidated affiliates	—	409	—	—	409
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in trade receivables	—	(15,869)	(14,492)	—	(30,361)
(Increase) in inventories	—	(867)	(1,830)	—	(2,697)
Decrease in prepaid expenses and other current assets	129	3,791	4,104	—	8,024
Decrease in other assets	—	549	716	—	1,265
(Decrease) increase in trade accounts payable	—	(4,637)	13,017	—	8,380
(Decrease) increase in accrued interest	(9,016)	(25)	137	—	(8,904)
Increase in accrued expenses	258	3,430	1,800	—	5,488
(Decrease) increase in accrued salaries, benefits and payroll taxes	—	(850)	3,251	—	2,401
(Decrease) in other long-term liabilities	—	—	(690)	—	(690)

Net Cash Provided By (Used In) Operating Activities	(49,543)	42,403	34,023	—	26,883

Cash Flows from Investing Activities:
Investment in affiliates	(19,467)	—	—	19,467	—
Notes receivable from affiliates	8,328	—	—	(8,328)	—
Deposits on asset commitments	—	(12,694)	(273)	—	(12,967)
Proceeds from sale of investments	—	368	—	—	368
Proceeds from sale of property and equipment	—	4,911	373	—	5,284
Business acquisitions	—	(18,237)	—	—	(18,237)
Purchase of property and equipment	—	(30,158)	(20,735)	—	(50,893)

Net Cash Used in Investing Activities	(11,139)	(55,810)	(20,635)	11,139	(76,445)

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 9 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
For the Nine Months Ended September 30, 2010 (Predecessor)
(Unaudited)

			Other
	Allis-		Subsidiaries
	Chalmers	Subsidiary	(Non-	Consolidating	Consolidated
	(Guarantor)	Guarantors	Guarantors)	Adjustments	Total
Cash Flows from Financing Activities:
Accounts receivable from affiliates	—	(25,492)	(790)	26,282	—
Accounts payable to affiliates	26,282	—	—	(26,282)	—
Notes payable to affiliates	—	—	(8,328)	8,328	—
Proceeds from parent contributions	—	19,467	—	(19,467)	—
Proceeds from long-term debt	—	—	4,000	—	4,000
Borrowings under line of credit	36,500	—	—	—	36,500
Payments on long-term debt	—	(4,646)	(9,942)	—	(14,588)
Payment of preferred stock dividend	(1,911)	—	—	—	(1,911)
Debt issuance costs	(189)	—	—	—	(189)

Net Cash Provided By (Used In) Financing Activities	60,682	(10,671)	(15,060)	(11,139)	23,812

Net change in cash and cash equivalents	—	(24,078)	(1,672)	—	(25,750)
Cash and cash equivalents at beginning of period	—	31,858	9,214	—	41,072

Cash and cash equivalents at end of period	$—	$7,780	$7,542	$—	$15,322

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION
In conjunction with the Merger, we reviewed the presentation of our operating segments. Based on this review, we determined that our operational performance would be segmented and reviewed by the Drilling Services and Well Services segments. The split of our organization and aggregation of our business into two segments was based on differences in management structure and reporting, economic characteristics, customer base, asset class and contract structure. The Drilling Services segment includes our international and domestic drilling, directional drilling, underbalanced drilling, tubular services and rental services operations. The Well Services segment includes our production services and valve manufacturing operations. As a result, we realigned our financial reporting segments and now report the Drilling Services and Well Services operations as separate, distinct reporting segments. Our historical segment data previously reported for the three and nine months ended September 30, 2010 and as of December 31, 2010 have been restated to conform to the new presentation.
All of our segments provide services to the energy industry. Indirect general and administrative expenses are allocated to each segment based on estimated use. The revenues, operating income (loss), depreciation and amortization, capital expenditures and assets of each of the reporting segments are reported below (in thousands):

	Successor		Predecessor

	Three Months	Seven Months	Two Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	February 28,	September 30,	September 30,
	2011	2011	2011	2010	2010

Revenues:
Drilling Services	$195,446	$442,723	$106,050	$151,536	$428,977
Well Services	26,962	70,549	20,835	22,752	44,325

Total revenues	$222,408	$513,272	$126,885	$174,288	$473,302

Operating Income (Loss):
Drilling Services	$8,206	$16,694	$(9,943)	$6,969	$11,276
Well Services	3,155	10,334	109	4,576	3,651

Total income (loss) from operations	$11,361	$27,028	$(9,834)	$11,545	$14,927

Depreciation and Amortization Expense:
Drilling Services	$24,569	$56,346	$13,792	$19,781	$58,362
Well Services	3,149	7,528	2,045	2,568	7,004

Total depreciation and amortization expense	$27,718	$63,874	$15,837	$22,349	$65,366

Capital Expenditures:
Drilling Services	$17,767	$39,386	$19,939	$17,350	$44,537
Well Services	4,786	8,739	2,819	2,554	6,356

Total capital expenditures	$22,533	$48,125	$22,758	$19,904	$50,893

Revenues:
United States	$92,950	$219,685	$57,651	$75,833	$182,756
Argentina	105,805	243,123	57,458	77,115	226,140
Brazil	12,035	24,038	5,250	10,031	30,033
Other international	11,618	26,426	6,526	11,309	34,373

Total revenues	$222,408	$513,272	$126,885	$174,288	$473,302

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 — SEGMENT INFORMATION (Continued)

	Successor	Predecessor

	September 30,	December 31,
	2011	2010

Goodwill:
Drilling Services	$206,441	$40,639
Well Services	60,987	5,694

Total goodwill	$267,428	$46,333

Assets:
Drilling Services	$1,133,183	$940,481
Well Services	158,484	97,788

Total assets	$1,291,667	$1,038,269

Long Lived Assets:
United States	$611,551	$501,117
Argentina	293,848	167,137
Brazil	69,395	86,949
Other international	61,564	65,753

Total long lived assets	$1,036,358	$820,956

NOTE 11 — LEGAL MATTERS
We are named from time to time in legal proceedings related to our activities prior to our predecessor’s bankruptcy in 1988. However, we believe that we were discharged from liability for all such claims in the bankruptcy and believe the likelihood of a material loss relating to any such legal proceeding is remote.
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
Shortly following the announcement of the Merger Agreement with Seawell (now Archer) in August 2010, multiple stockholder class-action lawsuits were filed in Delaware and in Texas against various combinations of us, members of our board of directors and the Archer parties to the Merger Agreement. These lawsuits had challenged the Merger and generally alleged that our directors had breached their fiduciary duties owed to our public stockholders by approving the Merger and failing to take steps to maximize our value to our public stockholders. In February 2011, the Delaware court denied plaintiffs’ request for an injunction and the Merger closed on February 23, 2011. After the Merger, the consolidated Delaware lawsuit was dismissed as moot and several of the Texas lawsuits have also been dismissed. Two Texas lawsuits remain on file, but both are entirely inactive and we believe both will be dismissed in due course.
The case of Nexen Petroleum U.S.A., Inc. et al v. Allis-Chalmers Rental Services, LLC, Cameron, Hydril and Tri-City Pipe & Machine involved a blow out on a well operated by Nexen in Vermilion Parish, Louisiana and was settled in September 2011. The settlement was funded by our insurers and we were responsible for our standard insurance deductible amount. We have no further liability under these claims.

ALLIS-CHALMERS ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 12 — TRANSACTIONS WITH PARENT
In connection with the Merger, we received approximately $71.4 million in funding from our Parent. The proceeds were mainly used to pay off debt, debt related interest and Merger related expenses. The Merger related expenses were primarily for legal and professional fees and change of control provisions. The three and seven months ended September 30, 2011 includes Parent allocations of interest charges of approximately $1.2 million and $2.5 million, respectively, and other administrative charges of approximately $5.9 million and $7.7 million. Parent administrative charges are allocated proportional to the average EBIT and revenue contribution. The allocation method used is considered reasonable by management and our estimated costs that would have been incurred on a standalone basis would not have been materially different. The amount due to Parent was approximately $91.3 million at September 30, 2011 and balance is classified as a long-term liability. The interest rate used for allocation of interest charges was 6.2% as of September 30, 2011.

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
We recorded approximately $14.7 million and $2.5 million of costs related to the Merger during the two months ended February 28, 2011 and the seven months ended September 30, 2011, respectively, which are included in selling, general and administrative expense on our Consolidated Condensed Statements of Operations. Approval of the Merger resulted in certain of our contractual obligations being triggered or accelerated under the “change of control” provisions of such contractual arrangements. Examples of such arrangements include stock-based compensation awards, severance and retirement plan agreements applicable to executive officers, directors and certain employees and certain other debt obligations, including our senior notes.
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
Comparison of Three Months Ended September 30, 2011 and 2010
Our revenues for the three months ended September 30, 2011 were $222.4 million, an increase of 27.6% compared to $174.3 million for the three months ended September 30, 2010. The increase in revenues is due to the increase in revenues in both of our operating segments. Our Drilling Services segment revenues increased 29.0% to $195.4 million for the three months ended September 30, 2011 compared to $151.5 million for the three months ended September 30, 2010 due to capital expenditures, increased utilization and rig rates in Argentina, Bolivia and Brazil and increased utilization of our equipment and improved pricing domestically. Revenues for our Well Services segment increased 18.5% to $27.0 million for the three months ended September 30, 2011 compared to $22.8 million for the three months ended September 30, 2010 due to capital expenditures, increased demand from our valve manufacturing operations and improved pricing which was partially offset by a decrease in equipment utilization for our coiled tubing operations. The decrease in equipment utilization was primarily associated with additional repairs and maintenance on our coil tubing units.
Our direct costs for the three months ended September 30, 2011 increased 29.1% to $164.7 million, or 74.1% of revenues, compared to $127.6 million, or 73.2%, of revenues for the three months ended September 30, 2010. Our direct costs in all of our segments increased in absolute dollars in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Our Drilling Services segment revenues for the three months ended September 30, 2011 increased 29.0% from revenues for the three months ended September 30, 2010 and direct costs increased 28.5% over that same period. Our Well Services segment revenues for the three months ended September 30, 2011 increased 18.5% from revenues for the three months ended September 30, 2010, while direct costs increased 34.2% over that same period. The reduction in gross margin was due to the decreased utilization of equipment in our coiled tubing operations and related increase in repairs and maintenance costs.
Depreciation expense increased 17.5% to $24.8 million for the three months ended September 30, 2011 from $21.1 million for the three months ended September 30, 2010. The primary increase in depreciation expense is due to our capital expenditure programs for our Drilling Services segment. Depreciation expense as a percentage of revenues decreased to 11.1% for the third quarter of 2011, compared to 12.1% for the third quarter of 2010, due to the noted increases in revenues.
Selling, general and administrative expense was $18.6 million for the three months ended September 30, 2011 compared to $12.8 million for the three months ended September 30, 2010. Selling, general and administrative expense increased primarily due to $5.9 million allocated general and administrative expenses from our Parent and a general increase relating to additional operational activities which was partially offset by a reduction in stock based compensation expense. Stock based compensation for the three months ended September 30, 2010 was $1.4 million with no related expense for the three months ended September 30, 2011 due to the acceleration of stock based compensation expense as of the Merger date. As a percentage of revenues, selling, general and administrative expense was 8.4% for the three months ended September 30, 2011 compared to 7.3% for the same period in the prior year.
Amortization expense for the three months ended September 30, 2011 increased $1.6 million to $2.9 million compared to $1.3 million for the three months ended September 30, 2010. The increase is primarily related to the amortization of intangibles recorded in connection with the Merger.
We had income from operations of $11.4 million for the three months ended September 30, 2011, compared to income from operations of $11.5 million for the three months ended September 30, 2010. The decrease in income from operations was mainly due to the slight reduction in gross margin, the increases in depreciation, amortization and selling, general and administrative expenses.
Our interest expense was $9.3 million for the three months ended September 30, 2011, compared to $11.9 million for the three months ended September 30, 2010. Approximately $51.5 million of our debt was paid in connection with the Merger. Interest expense for the three months ended September 30, 2011 was reduced by approximately $849,000 in connection with debt premium amortization and interest expense for the three months ended September 30, 2010 includes amortization expense of deferred financing costs of $555,000. Interest expense for the three months ended September 30, 2011 included approximately $1.2 million of allocated interest charges from our Parent.
Income tax expense for the three months ended September 30, 2011 was $3.4 million or 210.9% of our income before income taxes compared to an income tax expense of $1.6 million or (169.5)% of our net loss before income taxes from 2010. The change in the tax rate is principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
We had a net loss of $1.8 million for the three months ended September 30, 2011, compared to net loss of $2.6 million for the three months ended September 30, 2010 due to the foregoing reasons.
The net loss attributed to common stockholders for the three months ended September 30, 2010 was $3.2 million after $637,000 in preferred stock dividends. The preferred stock dividend related to 36,393 preferred shares of $1,000 par value at 7.0%.

The following table compares revenues and income from operations for each of our business segments for the quarter ended September 30, 2011 and 2010. Income from operations consists of our revenues less direct costs, selling, general and administrative expenses, depreciation and amortization:

	Revenues			Income from Operations
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended	Three Months Ended		Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010	Change	September 30, 2011	September 30, 2010	Change
		(in thousands)
Revenues:
Drilling Services	$195,446	$151,536	$43,910	$8,206	$6,969	$1,237
Well Services	26,962	22,752	4,210	3,155	4,576	(1,421)

Total	$222,408	$174,288	$48,120	$11,361	$11,545	$(184)

Drilling Services
Revenues for the quarter ended September 30, 2011 for the Drilling Services segment were $195.4 million, an increase of 29.0% compared to $151.5 million in revenues for the quarter ended September 30, 2010. Income from operations increased $1.2 million and resulted in income from operations of $8.2 million for the quarter ended September 30, 2011 compared to income from operations of $7.0 million in the three months ended September 30, 2010. The revenue increase was due to our investment in new equipment, increased utilization and rig rates in Argentina, Bolivia and Brazil and improved pricing and utilization for our directional drilling services, underbalanced services, rental services and tubular services domestically. The increase in income from operations was mainly due to the noted revenue increases which were partially offset by allocations of $4.6 million of Parent general and administration charges and an increase of $4.8 million, or 24.2%, in depreciation and amortization in the third quarter of 2011 compared to the third quarter of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Well Services
Revenues for the quarter ended September 30, 2011 for the Well Services segment were $27.0 million, an increase of 18.5% compared to $22.8 million in revenues for the quarter ended September 30, 2010. Income from operations decreased $1.4 million and resulted in income from operations of $3.2 million for the quarter ended September 30, 2011 compared to $4.6 million in the three months ended September 30, 2010. The revenue increase was due to capital expenditures, increased demand from our valve manufacturing operations and improved pricing which was partially offset by a decrease in equipment utilization for our coiled tubing operations. The reduction in income from operations was primarily due to a decrease in equipment utilization for our coiled tubing operations, allocations of $1.3 million of Parent general and administration charges and an increase of $581,000, or 22.6%, in depreciation and amortization in the third quarter of 2011 compared to the third quarter of 2010. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Comparison of Nine Months Ended September 30, 2011 and 2010
Our revenues for the nine months ended September 30, 2011 were $640.2 million, an increase of 35.3% compared to $473.3 million for the nine months ended September 30, 2010. The increase in revenues is due to the increase in revenues in both of our operating segments. Our Drilling Services segment revenues increased 27.9% to $548.8 million for the nine months ended September 30, 2011 compared to $429.0 million for the nine months ended September 30, 2010 due to our investment in new equipment, increased utilization and rig rates in Argentina and Bolivia and increased utilization of our equipment and improved pricing domestically. Revenues for our Well Services segment increased 106.2% to $91.4 million for the nine months ended September 30, 2011 compared to $44.3 million for the nine months ended September 30, 2010 due to a $21.9 million increase in revenues from AWC, increased utilization of our equipment and improved pricing. AWC was acquired in July 2010.
Our direct costs for the nine months ended September 30, 2011 increased 33.6% to $475.6 million, or 74.3% of revenues, compared to $356.1 million, or 75.2%, of revenues for the nine months ended September 30, 2010. Our direct costs in all of our segments increased in absolute dollars in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Our Drilling Services segment revenues for the nine months ended September 30, 2011 increased 27.9% from revenues for the nine months ended September 30, 2010, while direct costs increased 28.1% over that same period, resulting in a minor reduction in gross margin as a percentage of revenues to 23.7% for the nine months ended September 30,

2011 compared to 23.9% for the nine months ended September 30, 2010. The domestic operations in our Drilling Services segment realized price increases starting in the later part of the first quarter of 2010 and our domestic land drilling operations began in the first quarter of 2011 with the related improvement being offset by a decrease in utilization for our land drilling services in Brazil and increased compensation costs and other inflationary cost increases in Argentina and Brazil. Our Well Services segment revenues for the nine months ended September 30, 2011 increased 106.2% from revenues for the nine months ended September 30, 2010, while direct costs increased 93.9% over that same period. The improvement in gross margin is due to improved utilization of equipment and pricing.
Depreciation expense increased 13.5% to $70.2 million for the nine months ended September 30, 2011 from $61.8 million for the nine months ended September 30, 2010. The primary increase in depreciation expense is due to our capital expenditure programs for our Drilling Services segment. Depreciation expense as a percentage of revenues decreased to 11.0% for the nine months ended September 30, 2011, compared to 13.1% for the same period in the prior year, due to the noted increases in revenues.
Selling, general and administrative expense was $62.5 million for the nine months ended September 30, 2011 compared to $36.9 million for the nine months ended September 30, 2010. Selling, general and administrative expense increased primarily due to an increase in stock based compensation expense, severance expenses and professional and other fees for the nine months ended September 30, 2011 compared to the same period of the prior year all due principally to the Merger. Stock based compensation for the nine months ended September 30, 2011 was $6.1 million with approximately $5.4 million of this amount relating to the acceleration of stock based compensation expense associated with the Merger and was $4.4 million in the same period of the prior year. The nine months ended September 30, 2011 includes approximately $4.6 million of severance expense relating to the separation of certain executives after the Merger. Professional and other fees for the nine months ended September 30, 2011 included $7.1 million of costs related to the Merger. The nine months ended September 30, 2011 also includes $7.7 million of allocated general and administrative expenses from our Parent and other increases related to additional operating activities. As a percentage of revenues, selling, general and administrative expense was 9.8% for the nine months ended September 30, 2011 compared to 7.8% for the same period in the prior year.
During the nine months ended September 30, 2011, we recorded a $5.1 million loss on the impairment of intangible assets. In connection with the Merger, a $5.1 million value was assigned to the Allis-Chalmers tradename. Following the Merger, Seawell and its subsidiaries, including us, have begun operating under the name Archer. As a result, it was determined that there was no material remaining value associated with the Allis-Chalmers tradename.
Amortization expense for the nine months ended September 30, 2011 increased $6.0 million to $9.6 million compared to $3.6 million for the nine months ended September 30, 2010. The increase is primarily related to the amortization of intangibles recorded in connection with the Merger.
Income from operations was $17.2 million for the nine months ended September 30, 2011 compared to $14.9 million for the nine months ended September 30, 2010. The increase in income from operations was mainly due to the increase in revenues and improved margins which was partially offset by the impairment of intangible assets and increases in depreciation, amortization and selling, general and administrative expenses.
Our interest expense was $31.0 million for the nine months ended September 30, 2011, compared to $34.0 million for the nine months ended September 30, 2010. Approximately $51.5 million of our debt was paid in connection with the Merger. Interest expense for the nine months ended September 30, 2011 was reduced by approximately $1.9 million in connection with debt premium amortization and interest expense for the nine months ended September 30, 2010 includes amortization expense of deferred financing costs of $1.7 million. Interest expense for the three months ended September 30, 2011 included approximately $2.5 million of allocated interest charges from our Parent.
Other expense was $330,000 for the nine months ended September 30, 2011 compared to other expense of $2.5 million for the nine months ended September 30, 2010. Results for the nine months ended September 30, 2010 include a pre-tax non-cash loss of $1.5 million on the sale of an investment in a private oil and gas company that was assumed as part of an acquisition in 2006.
Income tax expense for the nine months ended September 30, 2011 was $9.7 million or (68.6)% of our net loss before income taxes compared to an income tax benefit of $3.6 million or 16.9% of our net loss before income taxes from 2010. The change in the tax rate is principally the result of valuation allowances on losses generated in the United States and variances in withholding taxes from foreign operations as a percentage of pretax income (loss).
We had a net loss of $23.8 million for the nine months ended September 30, 2011, compared to net loss of $17.5 million for the nine months ended September 30, 2010 due to the foregoing reasons.
The net loss attributed to common stockholders for the nine months ended September 30, 2011 and 2010 was $24.2 and $19.4 million after $375,000 and $1.9 million in preferred stock dividends, respectively. The preferred stock dividend related to 36,393 preferred shares of $1,000 par value at 7.0%.

The following table compares revenues and income (loss) from operations for each of our business segments for the nine months ended September 30, 2011 and 2010. Income (loss) from operations consists of our revenues less direct costs, selling, general and administrative expenses, impairment of intangible assets, depreciation and amortization:

	Successor	Predecessor
	Seven Months	Two Months
	Ended	Ended
	September 30,	February 28,
	2011	2011	Combined 2011	Predecessor 2010	Change
Revenues:
Drilling Services	$442,723	$106,050	$548,773	$428,977	$119,796
Well Services	70,549	20,835	91,384	44,325	47,059

Total	$513,272	$126,885	$640,157	$473,302	$166,855

Income (Loss) from Operations:
Drilling Services	$16,694	$(9,943)	$6,751	$11,276	$(4,525)
Well Services	10,334	109	10,443	3,651	6,792

Total	$27,028	$(9,834)	$17,194	$14,927	$2,267

Drilling Services
Revenues for the Drilling Services segment for the nine months ended September 30, 2011 were $548.8 million, an increase of 27.9% compared to $429.0 million in revenues for the nine months ended September 30, 2010. Income from operations for the nine months ended September 30, 2011 was $6.8 million compared to $11.3 million in the nine months ended September 30, 2010. The revenue increase was due to our investment in new equipment, increased utilization and rig rates in Argentina and Bolivia and improved pricing and utilization for our directional drilling services, underbalanced services, rental services and tubular services domestically. The decrease in income from operations was mainly due to: (1) allocations of Merger related costs consisting of accelerated stock based compensation expense of $3.9 million, severance expense of $3.4 million and professional and other fees of $5.1 million for the nine months ended September 30, 2011; (2) allocations of $5.9 million of Parent general and administration charges; (3) decrease in utilization and pricing for our land drilling services in Brazil; (4) a $2.9 million non-cash loss recorded in the nine months ended September 30, 2011 on an intangible asset impairment (5) increased compensation costs and other inflationary cost increases in Argentina and Brazil and (6) an increase of $11.8 million, or 20.2%, in depreciation and amortization for the nine months ended September 30, 2011 compared to the same period of the prior year. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.
Well Services
Revenues for the Well Services segment for the nine months ended September 30, 2011 were $91.4 million, an increase of 106.2% compared to $44.3 million in revenues for the nine months ended September 30, 2010. Income from operations was $10.4 million for the nine months ended September 30, 2011 compared to $3.7 million in the nine months ended September 30, 2010. The acquisition of AWC provided our Well Services segment with $28.8 million of revenues and $6.3 million of operating income during the nine months ended September 30, 2011 compared to $6.8 million of revenues and $2.4 million of operating income during the nine months ended September 30, 2010. AWC was acquired in July 2010. We also had improved utilization and pricing for our coil tubing units. Partially offsetting the improved results in the nine months ended September 30, 2011 were: (1) allocations of Merger related costs consisting of accelerated stock based compensation expense of $1.5 million, severance expense of $1.2 million and professional and other fees of $2.0 million for the nine months ended September 30, 2011; (2) allocations of $1.8 million of Parent general and administration charges; (3) a $2.2 million non-cash loss recorded in the nine months ended September 30, 2011 on an intangible asset impairment and (4) an increase of $2.6 million, or 36.7%, in depreciation and amortization for the nine months ended September 30, 2011 compared to the same period of the prior year. The increase in depreciation and amortization expense was the result of capital expenditure programs and Merger related adjustments to the fair value of intangible assets.

Liquidity
Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. Our primary sources of liquidity are proceeds from Parent contributions and cash flows from operations. Cash flows from operations are expected to be our primary source of liquidity in fiscal 2011. We had cash and cash equivalents of $10.2 million at September 30, 2011 compared to $20.9 million at December 31, 2010.
Operating Activities
During the nine months ended September 30, 2011, our operating activities provided $17.0 million in cash. Our net loss for the nine months ended September 30, 2011 was $23.8 million. Non-cash expenses totaled $91.0 million during the first nine months of 2011 primarily consisting of $79.7 million of depreciation and amortization, $5.1 million on an impairment of intangible assets, $6.1 million for share based compensation expense, $366,000  in amortization of deferred financing fees, $925,000 loss on sale of property and equipment and $369,000 for deferred income taxes relating to timing differences net of $1.9 million of debt premium amortization.
During the nine months ended September 30, 2011, changes in operating assets and liabilities used $50.2 million in cash, principally due to an increase in accounts receivable of $30.3 million, an increase in inventories of 14.2 million, an increase in prepaid expenses and other assets of $5.9 million, a decrease in accrued interest of $12.0 million, offset by an increase in accounts payable of $7.4 million and an increase in accrued expenses of $5.1 million. Accounts receivable, inventory, accounts payable and accrued expense increases primarily related to the increase in our activity in the first nine months of 2011. The increase in prepaid expenses primarily relates to additional prepaid taxes in Argentina and Brazil. The decrease in accrued interest was due to the scheduled interest payments on our senior notes.
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
Investing Activities
During the nine months ended September 30, 2011, we used $67.1 million in investing activities, consisting of $70.9 million for capital expenditures, $1.2 million cash contribution into our investment in our Saudi Arabia joint venture, offset by $5.2 million of proceeds from equipment sales. Included in the $70.9 million for capital expenditures were $59.3 million for additional equipment in our Drilling Services segment and $11.6 million for additional equipment in our Well Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers.
During the nine months ended September 30, 2010, we used $76.4 million in investing activities, consisting of $50.9 million for capital expenditures, $18.2 million net for the acquisition of AWC, $13.0 million for other assets, offset in part by $5.3 million of proceeds from equipment sales and $368,000 from the sale of an investment. Included in the $50.9 million for capital expenditures were $44.5 million for additional equipment in our Drilling Services segment and $6.4 million for additional equipment in our Well Services segment. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers. The increase in other assets was primarily due to $12.7 million of advance payments made toward the construction of two drilling rigs. A majority of our equipment sales relate to items “lost in hole” or “damaged beyond repair” by our customers.

Financing Activities
During the nine months ended September 30, 2011, financing activities provided $39.3 million in cash. In connection with the Merger, we received approximately $71.4 million in funding from our Parent. Proceeds were mainly used to pay off debt, debt related interest and Merger related expenses. The Merger related expenses were primarily for legal and professional fees and change of control provisions. An additional $19.9 million in funding was subsequently received from our Parent. We repaid $143.3 million in borrowings under long-term debt facilities and borrowed $130.0 million under our Parent’s Multicurrency Term and Revolving Facility. We had a net cash outlay of $1.8 million related to the payment of payroll taxes as a result of net exercises of restricted stock vestings and paid $637,000 in preferred stock dividends.
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
At September 30, 2011, we had $461.6 million in outstanding indebtedness, of which $454.7 million was long-term debt and $6.9 million was due within one year.
In January 2006 and August 2006, we closed on private offerings, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, of $160.0 and $95.0 million aggregate principal amount of our senior notes, respectively. The senior notes are due January 15, 2014 and bear interest at 9.0%. The proceeds were used to fund the acquisitions of Specialty Rental Tools, Inc. and DLS, to repay existing debt and for general corporate purposes. In June 2009, we closed on a tender offer in which we purchased $30.6 million aggregate principal of our 9.0% senior notes for a total consideration of $650 per $1,000 principal amount. In connection with the Merger and based on actively traded prices of our senior notes, we increased the fair value of the 9.0% senior notes to $1,022 per $1,000 principal amount. In May 2011, pursuant to the terms of change of control provisions in the indentures governing the senior notes and as a result of the Merger, holders had the right to require us to purchase, all or a portion of such holders’ Notes. Accordingly we purchased $1.8 million aggregate principal of our 9.0% senior notes for a total consideration of $1,010 per $1,000 principal amount. In July 2011, pursuant to the terms of the senior notes indenture, we redeemed $125.0 million aggregate principal of our 9.0% senior notes for a total consideration of $1,023 per $1,000 principal amount. In connection with this redemption we have drawn $130.0 million on our Parent’s $1.2 billion Multicurrency Term and Revolving Facility. The $1.2 billion facility is divided into tranches with $350.0 million having a final maturity date of December 31, 2011 and the remainder having a final maturity date of November 11, 2015. The interest rate is based on LIBOR plus a margin.
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
As part of our acquisition of DLS, we assumed various bank loans with floating interest rates based on LIBOR plus a margin and terms ranging from 2 to 5 years. The weighted average interest rate on these loans was 2.0% as of December 31, 2010. The outstanding amount due under these bank loans as of September 30, 2011 and December 31, 2010 was $0 and $350,000, respectively.
On February 15, 2008, through our DLS subsidiary in Argentina, we entered into a $25.0 million import finance facility with a bank. Borrowings under this facility were used to fund a portion of the purchase price of the new drilling and service rigs ordered for our Drilling Services segment. The loan is repayable over four years in equal semi-annual installments beginning one year after each disbursement with the final principal payment due not later than March 15, 2013. The import finance facility is unsecured and contains customary events of default and financial covenants and limits DLS’ ability to incur additional indebtedness, make capital expenditures, create liens and sell assets. We were in compliance with all debt covenants as of September 30, 2011 and December 31, 2010. The bank loan rates are based on LIBOR plus a margin. The weighted average interest rate was 5.2% at September 30, 2011 and 4.2% at December 31, 2010. The outstanding amount under the import finance facility as of September 30, 2011 and December 31, 2010 was $9.8 million and $14.4 million, respectively.
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
On February 9, 2010, through our DLS subsidiary, we entered into a $4.0 million term loan facility. The loan is repayable in semi-annual installments beginning April 14, 2011 and bears interest at 8.5% per annum. The final maturity date is April 14, 2014 and the loan is unsecured. The outstanding amount under the term loan facility as of September 30, 2011 and December 31, 2010 was $3.4 million and $4.0 million, respectively.
In 2010, we obtained insurance premium financings in the aggregate amount of $2.9 million with a fixed weighted-average interest rate of 4.8%. Under terms of the agreements, amounts outstanding are paid over eight and 11 month repayment schedules. The outstanding balance of these notes was approximately $0 and $1.0 million at September 30, 2011 and December 31, 2010, respectively. We also have amounts outstanding under a capital lease that will expire in 2013. As of September 30, 2011, the amount outstanding under the capital lease was $61,000.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements, other than normal operating leases and employee contracts, that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. We have $4.7 million of outstanding letters of credit under our Parent’s Multicurrency Term and Revolving Facility.
Critical Accounting Policies
Please see our Form 10-K/A for a description of other policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2011.
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
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers concluded that, for the period ending September 30, 2011, our disclosure controls and procedures were not effective to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles because of a material weakness in our internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting for the period ending September 30, 2011, because of a material weakness relating to accounting for income taxes. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of the calculation and valuation of deferred tax assets. This material weakness resulted in a material misstatement of our income tax expense, deferred tax asset, net loss and accumulated deficit with accompanying notes and the restatement of our consolidated financial statements for the year ended December 31, 2010 as discussed in Note 2 to the consolidated financial statements included in our Form 10-K/A. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
Plan for Remediation of Material Weakness
Management has developed a plan to remediate the material weakness noted above. Controls over the preparation of tax calculations and associated deferred tax balances have been enhanced through the implementation of external advisory services from an independent source, under the oversight of management. In the third quarter the Company hired a dedicated employee with tax expertise to oversee this area, along with enhanced procedural and review controls.
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2011.

Allis-Chalmers Energy Inc.
(Registrant)

/s/ Christoph Bausch
Christoph Bausch
Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith